Form 10-Q
period 1993-10-30
DATAPOINT CORP
filed 1994-01-10
CIK 205239

	                     	  SECURITIES AND EXCHANGE COMMISSION
			                           WASHINGTON, D.C. 20549

                           				     FORM 10-Q

          		         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
		                   	OF THE SECURITIES EXCHANGE ACT OF 1934

    (Mark One)
    [ X ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
            Exchange Act Of 1934 For the quarterly period ended
            October 30, 1993, Or

    [   ]  Transition Report Pursuant To Section 13 or 15(d) Of The Securies
            Exchange Act Of 1934 For the transition period from ________ to ________

 	              	           Commission file number 1-7636

                            				DATAPOINT CORPORATION
                	(Exact name of registrant as specified in its charter)

               Delaware                              74-1605174
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                  		  	5-7 rue Montalivet 75008, Paris, France
			                             	8400 Datapoint Drive
                      			   San Antonio, Texas 78229-8500
		                (Address of principal executive offices and zip code)

                             				 (33-1) 40 07 37 37
			   	                             (210) 593-7000
               		 (Registrant's telephone number, including area code)

    	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   			Yes  /X/                      No   / /

     	As of December 3, 1993, 14,428,775 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 6,562,442 shares held in Treasury.

 	DATAPOINT CORPORATION AND SUBSIDIARIES
		INDEX

                                                   								     Page
								                                                       Number
	Part I.  Financial Information

	Item 1.  Financial Statements

	   Consolidated Balance Sheets -
	   October 30, 1993 and July 31, 1993			                      3

	   Consolidated Statements of Operations -
	   Three Months Ended October 30, 1993 and
	   October 31, 1992                                					      4

	   Consolidated Statements of Cash Flows -
	   Three Months Ended October 30, 1993 and
	   October 31, 1992					                                      5

	   Notes to Consolidated Financial Statements		               6


	Item 2.  Management's Discussion and Analysis of Financial
	Condition and Results of Operation			                         8


	Part II. Other Information

	Item 1.  Legal Proceedings		     	                            10


	Signature                                    					            11



		 	PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements
    CONSOLIDATED BALANCE SHEETS
    Datapoint Corporation and Subsidiaries

         				                                  (In thousands, except share data)
		 	 		                                                 (Unaudited)
	 	 					                                               October 30,   July  31,
   		  		                                                  1992         1993

    Assets
    Current assets:
      Cash and cash equivalents	              	           $14,558     $22,452
      Restricted cash and cash equivalents                  4,779       4,459
      Marketable securities at market 	                       953         789
      Accounts receivable, net of allowance for
       doubtful accounts of $2,621 and $2,466,
       respectively  				                                  41,772      45,090
      Inventories 			                                      17,466      17,536
      Prepaid expenses and other current assets	            3,717       3,843
  	 Total current assets	   	    	                         83,245      94,169

    Fixed assets, net of accumulated depreciation of
     $116,643 and $116,086, respectively		                 27,659      27,950
    Excess of cost of investment over net assets acquired,
     net of accumulated amortization of $51,301 and
     $50,797, respectively			                              57,078      58,216
    Other assets, net			                                   23,590      21,940
						                                                   $191,572    $202,275
    Liabilities and Stockholders' Equity
    Current liabilities:
      Payables to banks                     			           $16,864     $14,129
      Current maturities of long-term debt	                 3,599       4,246
      Accounts payable			  	                               12,574      15,914
      Accrued expenses			                                  26,437      26,683
      Deferred revenue			                                  12,132      12,579
      Income taxes payable			                                 454       1,208
	 Total current liabilities		                              72,060      74,759

    Long-term debt, exclusive of current maturities        71,433      71,551
    Other liabilities			                                    9,078       8,944

    Commitments and contingencies

    Stockholders' Equity:
      Preferred stock of $1.00 par value.  Shares
       authorized 10,000,000; shares issued and
       outstanding 1,784,456 (aggregate liquidation
       preference $35,689).	                		              1,784       1,784
      Common stock of $.25 par value.  Shares
       authorized 40,000,000; shares issued of
       20,991,217 in fiscal 1994 and 20,991,217 in
       fiscal 1993, including treasury shares
       of 6,571,688 and 6,637,065, respectively.            5,248       5,248
    Other capital				                                     212,599     212,599
    Foreign currency translation adjustment	                6,492       7,707
    Retained deficit				                                 (132,927)   (125,581)
    Treasury stock, at cost			                            (54,195)    (54,736)
	 Total stockholders' equity		                             39,001      47,021
	 					                                                  $191,572    $202,275

    See accompanying Notes to Consolidated Financial Statements.

    CONSOLIDATED STATEMENTS OF OPERATIONS
    Datapoint Corporation and Subsidiaries
    (Unaudited)

             		          	                     (In thousands, except share data)
			                                                     Three Months Ended
			   		                                               October 30,  October 31,
			        			                                            1993         1992
    Revenue:
      Sales                               					           $19,329     $29,856
      Service and other                   	  		            22,319      30,687
	        Total revenue		                                   41,648      60,543

    Operating costs and expenses:
      Cost of sales	                        			            10,841      14,825
      Cost of service and other  	     	                   13,693      19,982
      Research and development	      		      	              1,716       1,962
      Selling, general and administrative 	                15,689      20,746
      Restructuring costs	         		                           0         189
       	 Total operating costs and expenses	               41,939      57,704

       	 Operating income (loss)	                    		      (291)      2,839

    Non-operating income (expense):
      Interest expense					                 			            (2,271)     (2,129)
      Other, net	   				                                      285     	  (521)
       	 Income (loss) before income taxes	                (2,277)    	   189
    Income taxes	                    		                        49    	    567
	        Loss before extraordinary item and
          effect of change in accounting principle         (2,326)	      (378)

    Extraordinary item:
      Utilization of tax loss carryforward	               	     0         473
       	 Net income (loss) before effect of change
	         in accounting principle	    	                    (2,326)	        95

    Effect of change in accounting principle (Note 3)       1,340           0

       	 Net income (loss)	                  		             $(986)	       $95

	        Net income (loss), less preferred
          stock dividend                                  $(1,432)      $(351)

    Net income (loss) per common share:
      Before extraordinary item and effect
       of change in accounting principle	    		             $(.19)	     $(.06)
      Extraordinary item  	         			                       .00         .03
      Effect of change in accounting principle	               .09         .00
        	Net loss 				                                      $(.10)	      $(.03)


     Average common shares			                          14,380,672  13,891,766


    See accompanying Notes to Consolidated Financial Statements


    CONSOLIDATED STATEMENTS OF CASH FLOWS
    Datapoint Corporation and Subsidiaries
    (Unaudited)

                              	 		             		             	(In Thousands)
	 		      				                                              Three Months Ended
	 		  				                                             October 30,  October 31,
	                                                          1993     	  1992
    Cash flows from operating activities:
     Net income                              	            $(986)         $95
     Adjustments to reconcile net income to net
      cash used in operating activities:
       Losses incurred in lag month eliminated	          (5,470)           0
       Effect of change in accounting principle	         (1,340) 	         0
       Provision for unrealized losses (recoveries)
        on marketable securities	                          (164)     	    48
       Depreciation and amortization			                   2,768      	 3,962
       Provision for (gains) losses
        on accounts receivable                              143  	      (211)
       Changes in assets and liabilities:
       	 Decrease in receivables  		                      2,293      	 4,603
	        (Increase) decrease in inventor                     58      	(1,068)
	        Decrease in accounts payable 	                  (3,049)     	(4,150)
	        Increase (decrease) in accrued expenses            225      	(6,701)
	        Decrease in other liabilities
          and deferred credits                             (948)     	(2,519)
       Other, net					                                      599	        (198)
	        Net cash used in operating activities		         (5,871)     	(6,139)

    Cash flows from investing activities:
      Proceeds from marketable securities	              	     0     		    24
      Payments for fixed assets                      	   (2,518)     	(3,321)
      Proceeds from dispositions of fixed assets	           416      	 1,334
      Other, net                                   	       (630)     	    40
        Net cash used in investing activities	  	        (2,732)     	(1,923)

    Cash flows from financing activities:
      Proceeds from borrowings                    	  	   12,558      	17,498
      Payments on borrowings				                        (11,010)     (14,896)
      Payment of dividend on preferred stock 		            (446)        (446)
      Restricted cash for letters of credit		              (320)         (42)
      Other, net					                                        97           14
  	 Net cash provided from financing activities	            879      	 2,128

    Effect of foreign currency translation on cash	        (170)     	 1,840

    Net decrease in cash and cash equivalents		          (7,894)     	(4,094)
    Cash and cash equivalents at beginning of year	      22,452      	20,021
    Cash and cash equivalents at end of period		        $14,558      $15,927

    Cash payments (refunds) for:
     Interest				                                   		     $355         $734
     Income taxes, net					                                 583          (97)

    See accompanying Notes to Consolidated Financial Statements.


 			DATAPOINT CORPORATION AND SUBSIDIARIES
	 	 Notes to Consolidated Financial Statements
				(In thousands)
		 	(Unaudited)

    1.  Preparation of Financial Statements

    The consolidated financial statements included herein have been prepared by Datapoint Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments which are necessary for a fair statement of the results of the interim periods presented. All adjustments made in the interim statements are of a normal recurring nature.

    It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended July 31, 1993.

    The results of operations for the three months ended October 30, 1993, are not necessarily indicative of the results to be expected for the full year.

    Prior to 1994, the Company's foreign subsidiaries reported their results to the parent on a one-month lag which allowed more time to compile results but produced comparability problems in management accounting. Due to improved internal operations, the one-month lag became unnecessary and therefore was eliminated subsequent to 1993 and prior to 1994. As a result, the July 1993 results of operations for the Company's foreign subsidiaries was recorded to the retained deficit. This action resulted in a charge of $5,470 being recorded against the retained deficit. The loss incurred in July 1993 resulted primarily from a low revenue level, which is usual for the first month following the end of a fiscal year.

    2.  Extraordinary Item

    The utilization of post-acquisition net operating loss carryforwards of certain foreign subsidiaries resulted in an extraordinary credit during the first quarter of fiscal 1993 of $473.

    3.  Change in Accounting Principle

    Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income
    Taxes." SFAS 109 requires that liabilities and receivables for future taxes be calculated using a balance sheet approach rather than the income statement approach. As a result, the Company recorded additional deferred income tax assets of $2,075, after a valuation allowance of $66,720, and increased deferred income tax liabilities by $735 which, in total, resulted in a $1,340 credit ($.09 per share) for the cumulative effect of the accounting change. Management believes that future taxable income of the Company will more likely than not result in utilization of the net deferred tax asset at August 1, 1993. Such future income levels are not assured due to the nature of the Company's business which is generally characterized by rapidly changing technology and intense competition.

    After adoption of SFAS 109, the primary components of the Company's deferred tax assets and liabilities as of August 1, 1993 were as follows:

     Deferred tax assets:
	     Property, plant and equipment	   $3,445
	     Loss and credit carryforwards	   58,731
	     Other	              		            8,385
		                                     70,561
	     Less: Valuation allowance   		  (66,720)
		  				                                3,841

     Deferred tax liabilities:
	    Accrued retirement costs	          1,979
	    Other				                          1,065
		   				                               3,044
	     Net deferred tax assets 	  	       $797

		  DATAPOINT CORPORATION AND SUBSIDIARIES
		  Notes to Consolidated Financial Statements
				(In thousands)
		  (Unaudited)

    4.  Inventories

    Inventories consist of:


                       				October 30,	   July 31,
		        		                  1993	  	     1993
  	Raw materials	  	         $5,344	       $9,876
  	Work in process	    	      2,245   	     2,041
  	Finished goods	    	       9,877	        5,619

                       				 $17,466	      $17,536

    5.  Fire at Belgium Subsidiary Warehouse

    On November 19, 1993, the Company incurred a fire loss, covered by insurance, at a leased facility in Brussels, Belgium. The policies between the Company and its insurers generally provide for losses to be covered at replacement cost or sale value. An agreement has been partially negotiated and the Company expects to receive proceeds from its insurers during the second quarter of fiscal 1994.

    6.  Commitments and Contingencies

    The Company is a defendant in various other lawsuits generally incidental to its business. The amounts sought by the plaintiffs in such cases are substantial and, if all such cases were decided adversely to the Company, the Company's aggregate liability might be material. However, the Company does not expect such an aggregate result based upon the limited number of such actions and an assessment that most such actions will be successfully defended. No provision has been made in the accompanying financial statements for any possible liability with respect to such lawsuits.

    Item 2. Management's Discussion and Analysis of Financial
	   Condition and Results of Operations
	   (Years Referred to are Fiscal Years)

    Results of Operations

    The Company had an operating loss of $0.3 million and a net loss of $1.0 million for the first quarter of 1994. This compares with an operating income of $2.8 million and a net income of $0.1 million, for the first quarter of 1993. The following is a summary of the Company's sources of revenue:

                          		     Three Months Ended
   (In thousands)	         		   10/30/93  	 10/31/92
   	Sales:
	     Foreign               		   $17,008 	  $28,387
	     U.S.               	   	     2,321 	    1,469
			   		                          19,329 	   29,856
	   Service and other:
	    	Foreign                	    21,987 	   30,260
	    	U.S.                   	       332 	      427
			  		                           22,319 	   30,687
        Total revenue           	$41,648 	  $60,543

    Revenue during the first quarter of 1994 declined $18.9 million, or 31.2%, compared with the same period of the prior year. This decline was partly due to a stronger U.S. dollar during the first quarter of 1994, as compared to the local currencies of the Company's subsidiaries. The strengthening of the U.S. dollar negatively impacted sales revenue $3.8 million and service and other revenue
    $5.1 million. In addition, revenue for the first quarter of 1993 included $0.8 million of sales revenue and $1.2 million of service and other revenue for the former Australian subsidiary which was subsequently sold at the end of the second quarter of 1993. Excluding these items, revenue declined $8.0 million; the Company attributes this to competitive pressure in its data processing business and the weak economic environment in many of the European countries in which the Company does a preponderance of its business.

    The gross profit margin for the first three months of 1994 was 41.1% compared with 42.5% for the same period a year ago. The slight change was due primarily to a change in product mix.

    Operating expenses during the first quarter of 1994 declined $5.5 million from the same period a year ago, or $3.2 million if the effect of the stronger U.S. dollar is excluded, because the Company has significantly reduced the cost of its internal operations over the past year.

    The non-operating income of $0.3 million during the first quarter of 1994 consisted primarily of interest income. The non-operating expense of $0.5 million during the first quarter of 1993 resulted from the unfavorable impact of changes in foreign currency exchange rates on certain of the Company's intercompany receivables and payables, which more than offset interest income earned during the period.

    In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires that liabilities and receivables for future taxes be calculated using a balance sheet approach rather than the income statement approach. As a result, the Company recorded additional deferred income tax assets of $2.1 million, after a valuation allowance of $66.7 million, and increased deferred income tax liabilities by $0.7 million which, in total, resulted in a $1.3 million credit
    ($.09 per share) for the cumulative effect of the accounting change.
    The valuation allowance reflects the Company's assessment regarding the realizability of certain U.S. and non-U.S. deferred income tax assets. Management believes that future taxable income of the Company will more likely than not result in utilization of the net deferred tax asset at August 1, 1993. Such future income levels are not assured due to the nature of the Company's business which is generally characterized by rapidly changing technology and intense competition. The Company evaluates realizability of the deferred income tax assets on a quarterly basis.

    Prior to 1994, the Company's foreign subsidiaries reported their results to the parent on a one-month lag which allowed more time to compile results but produced comparability problems in management accounting.
    Due to improved internal operations, the one-month lag became unnecessary and therefore was eliminated subsequent to 1993 and prior to 1994. As a result, the July 1993 results of operations for the Company's foreign subsidiaries was recorded to the retained deficit. This action resulted in a charge of $5.5 million being recorded against the retained deficit. The loss incurred in July 1993 resulted primarily from a low revenue level, which is usual for the first month of the new fiscal year.


    Financial Condition

    During the first three months of 1994, the Company's cash and cash equivalents decreased $7.9 million due primarily to the usage of cash in operations. The decrease in cash was chiefly a result of the revenue decline and a reduction in accounts payable, partially offset by continued strong collections of accounts receivables and additional bank borrowings.

    As of October 30, 1993, the Company had restricted cash and cash equivalents of $4.8 million which was restricted primarily to cover various lines of credits, reflected as payables to banks, and for $1.6 million of guaranteed dividends on the $1.00 Preferred Stock.

    The Company has a secured credit facility ("Credit Facility") with The CIT Group, which consists of a term loan and a revolving loan. The borrowings outstanding under the Credit Facility, as of October 30, 1993, were $3.8 million. The Credit Facility expires March 7, 1994, at which time the outstanding borrowings must be repaid in full. The Company intends to refinance this loan through The CIT Group, or another lender, or will use internal sources of liquidity to retire the Credit Facility.

    The Company has an internal source of liquidity in an investment portfolio with a market value of $5.0 million. As of October 30, 1993, the portfolio consisted of $4.0 million of cash and $1.0 million of marketable securities.

    On November 19, 1993, the Company incurred a fire loss, covered by insurance, at a leased facility in Brussels, Belgium. The policies between the Company and its insurers generally provide for losses to be covered at replacement cost or sale value. An agreement has been partially negotiated and the Company expects to receive proceeds from its insurers during the second quarter of fiscal 1994. The business interruption resulting from the fire is not expected to have a major negative impact upon the Belgium subsidiary's ability to operate.

    PART II.  OTHER INFORMATION


    Item 1.  Legal Proceedings

    See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended July 31, 1993, for a description of certain legal proceedings heretofore reported. See also note 6 to the Consolidated Financial Statements included as Item 1 of Part I of this Report.

				SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DATAPOINT CORPORATION
                                             (Registrant)





                             			  		  /s/ David G. Hargraves
	            DATE:  December 14, 1993	__________________________
                                      	   David G. Hargraves
                                     	 Chief Financial Officer
			                                  (Chief Accounting Officer)