Form 10-Q
period 1994-01-29
DATAPOINT CORP
filed 1994-03-17
CIK 205239

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q
              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

  (Mark One)
   	[ X ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
           Exchange Act Of 1934 For the quarterly period ended
           January 29, 1994
     OR
	   	[		]  Transition Report Pursuant To Section 13 or 15(d) Of The Securities
           Exchange Act Of 1934 For the transition period from _________
           to _________

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

     	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
   to such filing requirements for the past 90 days.  Yes   X  .   No___.

      As of February 5, 1994, 14,442,576 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 6,548,641 shares held in Treasury.

                      DATAPOINT CORPORATION AND SUBSIDIARIES

                                     INDEX
                                                         										Page
								                                                         	Number

  Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets -
		   January 29, 1994 and July 31, 1993		                           	3

   	Consolidated Statements of Operations -
	   	Three and Six Months Ended January 29, 1994 and
     January 30, 1993		                                              4

   	Consolidated Statements of Cash Flows -
	   	Six Months Ended January 29, 1994 and January 30, 1993		       	5

   Notes to Consolidated Financial Statements			                     6

   Item 2. Management's Discussion and Analysis of Financial
			 	Condition and Results of Operations	                          		8

   Part II.  Other Information		                                	    10

   Signature				                                              			    11

                         Part I.  Financial Information

 Item 1. Financial Statements
 CONSOLIDATED BALANCE SHEETS
 Datapoint Corporation and Subsidiaries

                                                 	(In thousands, except share data) (Unaudited)
					                                                   			January 29,        July 31,
							                                                    		1994               1993
 ASSETS

Current assets:
 	Cash and cash equivalents                                 	$8,936           $22,452
  Restricted cash and cash equivalents                        3,573             4,459
  Marketable securities, at market	                           1,175               789
 	Accounts receivable, net	                                  53,474            45,090
 	Inventories                                          		    18,811           	17,536
  Prepaid expenses and other current assets                   3,998             3,843
  			Total current assets                                   	89,967            94,169

Fixed assets, net                                      		    27,494            27,950
Excess of cost of investment over net assets acquired, net   56,525	        	  58,216
Other assets, net		                                          23,170            21,940
	                                                      				$197,156          $202,275
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  	Payable to banks	                                    	   $17,513           $14,129
  	Current maturities of long-term debt                    	  2,988             4,246
  	Accounts payable		                                        19,357          	 15,914
  	Accrued expenses		                                        23,270           	26,683
  	Deferred revenue		                                        15,371          	 12,579
  	Income taxes payable	                                      	 622         	   1,208
	   		Total current liabilities                             	79,121            74,759
Long-term debt, exclusive of current maturities             	70,754            71,551
Other liabilities			                                          8,693	            8,944

Commitments and contingencies

Stockholders' equity:
   Preferred stock of $1.00 par value.  Shares authorized
    10,000,000; shares issued and outstanding
    1,784,456 (aggregate liquidation preference $35,689).     1,784	            1,784
   Common stock of $.25 par value.  Shares authorized
    40,000,000; shares issued of 20,991,217 in fiscal 1994
    and 20,991,217 in fiscal 1993, including treasury
    shares of 6,548,744 and 6,637,065, respectively.          5,248             5,248
  	Other capital	                                           212,599	          212,599
  	Foreign currency translation adjustment	                   5,956             7,707
	  Retained deficit	                                   	   (132,996)         (125,581)
	Treasury stock, at cost                                    (54,003)          (54,736                                 )
	 		Total stockholders' equity                              	38,588            47,021
                                                     				 	$197,156          $202,275

See accompanying notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)


                                                          		(In thousands, except share data)
                                                      Three Months Ended	          Six Months Ended
                                                	 		January 29,  January 30,    January 29,   January 30,
                                                  					1994		       1993            1994          1993
Revenue:
  	Sales	                                               	$23,306		    $26,340        $42,635       $56,196
  	Service and other		                                    21,480      	27,956         43,799        58,643
   			Total revenue                                       44,786      	54,296         86,434       114,839

Operating costs and expenses:
  	Cost of sales	                                        	11,068 	      9,497         21,909        24,322
	  Cost of service and other	                             14,489       18,830         28,182        38,812
  	Research and development	                               1,542        2,052          3,258         4,014
	  Selling, general and administrative                   	15,703       18,772         31,392        39,518
  	Restructuring costs			                                    -	         1,455            -           1,644
   			Total operating costs and expenses                  42,802       50,606         84,741       108,310

   			Operating income	                                    1,984        3,690          1,693         6,529

Non-operating income (expense):
  	Interest expense		                                     (2,214)	     (2,339)        (4,485)       (4,468)
  	Other, net	                                      	      1,150	         752          1,435           231
  			Income (loss) before income taxes
			  	and extraordinary credit	                              920        2,103         (1,357)        2,292
Income taxes			                                              388	       	 869	           437         1,436
  			Income (loss) before extraordinary credit               532        1,234         (1,794)          856

Extraordinary credit:
  	Utilization of tax loss carryforward                      -            722		          -           1,195
   			Net income (loss) before effect of change
			   	in accounting principle                              $532       $1,956	       $(1,794)       $2,051
Effect of change in accounting principle                     -            -	           1,340           -

    		Net income (loss)                                     $532       $1,956          $(454)	      $2,051

    		Net income (loss) less preferred stock dividend        $86   	   $1,510        $(1,346)       $1,159

Net income (loss) per common share:
  	Before extraordinary item and effect of change in
		  accounting principle                                    $.01         $.06          $(.18)		       $-
  	Extraordinary item                                        -            .05            -		           .08
  	Effect of change in accounting principle                  -          	 -		         	  .09           -
   			Net income (loss)                                     $.01         $.11          $(.09)			      $.08

Average common shares                            	    14,434,696   13,931,360      14,407,684   13,911,563

See accompanying notes to consolidated financial statement


CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)

                                                                           (In Thousands)
                                                                          Six Months Ended
                                                                  January 29,          January 30,
                                                                     1994                 1993
Cash flow from operating activities:
 	Net income (loss)                                                   $(454)              $2,051
 	Adjustments to reconcile net income to net cash provided
	 	from operating activities:
		  	Losses incurred in lag month eliminated                         (5,470)                 -
	 	 	Effect of change in accounting principle                        (1,340)	           	    -
 		 	Provision for unrealized losses (recoveries)
      on marketable securities                                      			(386)                (117)
 		 	Depreciation and amortization                                    5,318                7,958
		  	Provision for (gains) losses on accounts receivable              	 107	        		      (391)
		  	Realized gain on fixed assets fire settlement                     (840)    	         (1,165)
		  	Change in assets and liabilities:
 			  		(Increase) decrease in receivables                           (9,749)	              6,998
 				  	(Increase) decrease in inventory                             (1,566)	       	        910
 				  	Increase (decrease) in accounts payable                       3,769	              (2,610)
 			  		Decrease in accrued expenses                                 (2,793)              (8,291)
 				  	Increase in other liabilities and deferred credits            2,380                1,104
		  	Other, net                                                         126                   36
			   		Net cash (used in) and provided from operating activities   (10,898)               6,483

Cash flow from investing activities:
 	Proceeds from marketable securities                                   -                     42
 	Payments for fixed assets                                          (4,890)              (4,971)
 	Proceeds from disposition of fixed assets                           1,926                2,790
 	Investments in capitalized software and license fees                 (192)	             (1,575)
 	Other, net	                                                          (245)                 230
    					Net cash used in investing activities                       (3,401)	             (3,484)

Cash flow from financing activities:
 	Proceeds from borrowings                                           19,409               40,437
 	Payments on borrowings                                            (18,330)             (39,618)
  Payments of dividends on preferred stock                             (892)                (892)
  Decrease in restricted cash for letters of credit                     886		                 54
 	Other, net	                                                           133                  162
	    				Net cash provided from financing activities                  1,206		                143

Effect of foreign currency translation on cash                         (424)                (240)

Net increase (decrease) in cash and cash equivalents                (13,517)               2,902
Cash and cash equivalents at beginning of year                       22,452               20,021
Cash and cash equivalents at end of period                           $8,935              $22,923

Cash payments (refunds) for:
  	Interest                                                          $4,161               $4,596
   Income taxes, net                                                   $580                 $(38)

 See accompanying notes to consolidated financial statements.


 DATAPOINT CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
 (Unaudited)

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

  It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

  The results of operations for the three and six months ended January 29, 1994 are not necessarily indicative of the results to be expected for the full year.

 2.  Extraordinary Item

  The utilization of post-acquisition net operating loss carryforwards of certain foreign subsidiaries resulted in extraordinary credits during the second quarter and first six months of fiscal 1993 of $0.7 million and $1.2 million, respectively.

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
		                                     	3,044
   	Net deferred tax assets              $797

 4.  Inventories

  Inventories consist of:

                  	January 29,        July 31,
                      1994			          1993
		Raw materials		  	$5,442            $5,619
		Work in process		  3,355             2,041
		Finished goods		  10,014             9,876
						            	$18,811           $17,536

 5.  Commitments and Contingencies

  The Company is a defendant in various lawsuits generally incidental to its business. The amounts sought by the plaintiffs in such cases are substantial and, if all such cases were decided adversely to the Company, the Company's aggregate liability might be material. However, the Company does not expect such an aggregate result based upon the limited number of such actions and an assessment that most such actions will be successfully defended. No provision has been made in the accompanying financial statements for any possible liability with respect to such lawsuits.

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations
 (Years Referred to are Fiscal Years)

 Results of Operations

  The Company had operating income of $2.0 million and net income of $0.5 million for the second quarter of 1994. This compares with operating income of $3.7 million and net income of $2.0 million for the second quarter of 1993. The Company had operating income of $1.7 million and a net loss of $0.5 million for the first six months of 1994, compared with operating income of $6.5 million and net income of $2.1 million for the first six months of 1993. Operating income during the second quarter of 1994 included a partial fire insurance settlement gain of $1.7 million related to a fire in the second quarter in a leased warehouse facility in the Company's Belgian subsidiary. The $3.7 million of operating income in the second quarter of fiscal 1993 also included $2.8 million in gains on a fire insurance settlement related to a fire in the French subsidiary, and an additional $2.5 million for business interruption coverage.

  The following is a summary of the Company's sources of revenue:

	                   		Three Months Ended                 Six Months Ended
	(In thousands)	    01/29/94        01/30/93        01/29/94        01/30/93
	Sales:
		U.S.              	$1,490		      	 $1,118          $3,811          $2,588
		Foreign		        		21,816          25,222          38,824          53,608
			                		23,306          26,340          42,635          56,196
 Service and other:
		U.S.	              		 264	     	      397             596             824
		Foreign           	21,216	      		 27,559          43,203          57,819
			                  21,480	      		 27,956          43,799          58,643
	Total revenue 			  $44,786         $54,296         $86,434        $114,839

  Revenue declined during the second quarter of 1994 $9.5  million,
  or 17.5%, and for the first six months of 1994 $28.4  million, or	24.7%,
  compared with the same periods of the prior year. These declines were partly due to a stronger U.S. dollar this year as compared to the same periods last year against the functional currencies of the Company's European subsidiaries. The strengthening of the U.S. dollar negatively impacted sales revenue for the second quarter and first six months by $2.0 million and $5.8 million, respectively, while service and other revenue were negatively impacted by $2.1 million and $7.2 million, respectively.
  In addition, revenue for the second quarter and first six months of 1993 included $2.2 million and $4.2 million, respectively, for the former Australian subsidiary which was subsequently sold at the end of the second quarter of 1993. Excluding these items, revenue declined for the second quarter and first six months by $3.2 million and $11.2 million; the Company attributes this to the weak economic environment in many of the European countries in which the Company does a preponderance of its business, primarily France, Sweden and Germany.

  Gross profit margins for the second quarter and first six months of 1994 were 42.9% and 42.0%, respectively, compared with 47.7% and 45.0% for the same periods a year ago. Excluding the effect of the fires noted above which favorably impacted cost of sales, gross profit margins for the second quarter and first six months of 1994 would have been 39.1% and 40.1%, respectively, compared with 37.9% and 40.3% for the same periods of the prior year.

  Operating expenses (Research and development plus Selling, general & administrative) during the second quarter and first six months of 1994 declined $3.6 million and $8.9 million, respectively, from the same periods a year ago. Excluding the effect of the stronger U.S. dollar, operating expenses declined $2.4 million or 11.4% and $5.6 million or 12.9% for the second quarter and first six months, respectively, attributable to significantly reduced costs of internal operations over the past year.
  Also included in operating costs and expenses during the second quarter and first six months of 1993 were restructuring charges of $1.5 million and $1.6 million, respectively, for the streamlining of selected operations.

  Non-operating results for both the second quarter of 1994 and 1993 included fire settlement gains on fixed assets of $0.8 million and $1.2 million, respectively. Excluding the impact of the fire, and interest expense, the Company had non-operating income of $0.3 million and $0.6 million for the second quarter and first six months of 1994, respectively, compared with nonoperating losses of $0.4 million and $0.9 million for the same periods of the prior year. The non-operating losses during 1993 exceeded those of 1994 primarily due to the unfavorable impact of changes in foreign currency exchange rates on certain of the Company's intercompany receivables and payables.

  Income tax expense for the second quarter and first six months of 1994 includes a $0.4 million tax effect related to the fire in the Belgian subsidiary.

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


  Prior to 1994, the Company's foreign subsidiaries reported their results to the parent on a one-month lag which allowed more time to compile results but produced comparability problems in management accounting. Due to improved internal operations, the one-month lag became unnecessary and therefore was eliminated subsequent to 1993 and prior to 1994. As a result, the July 1993 results of operations for the Company's foreign subsidiaries was recorded to the retained deficit. This action resulted in a charge of $5.5 million being recorded against the retained deficit. The loss incurred in July 1993 resulted primarily from a low revenue level, which is usual for the month following the end of a fiscal year.

 Financial Condition

  During the first six months of 1994, the Company's cash and cash equivalents decreased $13.5 million due primarily to the use of cash in operations.
  The decrease in cash was the result of a succession of quarterly losses on weakening revenues, coupled with the investment in inventories and receivables which accompanied the increased business volume in the second quarter of 1994 versus the first quarter of this year. The Company is carefully managing its cash resources during this period, and is using increased bank borrowings and trade accounts payable as well as free cash reserves to finance the expansion of its business. Both bank debt and accounts payable rose substantially during the first six months of 1994, helping to finance the increase in inventory and receivables which accompanied the increased level of sales volume. The increase in receivables was primarily related to sale shipments near the end of the second quarter (after the Christmas holidays); the Company expects to collect these during the third quarter of 1994. Also, the Company paid cash dividends aggregating $0.9 million on the $1.00 preferred stock during the first six months of 1994.

  As of January 29, 1994, the Company had restricted cash and cash equivalents of $3.6 million which was restricted primarily to cover various lines of credit, reflected as payables to banks, and for $1.1 million of guaranteed dividends on the $1.00 Preferred Stock, of which $0.5 million was no longer restricted as of February 15, 1994.

  The Company has a secured credit facility ("Credit Facility") with The CIT Group, which consists of a term loan and a revolving loan. The borrowings outstanding under the Credit Facility, as of January 29, 1994, were $3.1 million. The Credit Facility expired March 7, 1994, but by joint agreement was extended to April 7, 1994, at which time, barring any further extension being agreed upon, the outstanding borrowings must be repaid in full. The Company intends to refinance this loan through The CIT Group, or another lender, or will use internal sources of liquidity to retire the Credit Facility.

  The Company has an internal source of liquidity in an investment portfolio with a market value of $3.7 million. As of January 29, 1994, the portfolio consisted of $2.5 million of cash and $1.2 million of marketable securities.

  Subsequent to January 29, 1994, the Company received $0.7 million in proceeds from its insurer related to the fire on November 19, 1993 at the leased facility in Brussels, Belgium, which was in addition to $0.7 million received during the second quarter of 1994. Negotiations are ongoing with the insurer regarding the remainder of the claim and the timing of payment of the balance due on the agreed portion. The Company anticipates receiving additional proceeds during the remainder of the third quarter of 1994, but notes that full settlement may not be achieved in this time frame.

PART II.  OTHER INFORMATION

  All information required by items in Part II is omitted because the items are inapplicable, the answer is negative or substantially the same information has been previously reported by the registrant.

                                   SIGNATURE
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DATAPOINT CORPORATION
                                                	(Registrant)


  Date:   March 17, 1994            __ /s/ David G. Hargraves______
                                    David G. Hargraves
                                   	Vice President and Chief Financial Officer
                                   	(Chief Accounting Officer)