Form 10-Q
period 1994-04-30
DATAPOINT CORP
filed 1994-06-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[ X ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The
       Securities Exchange Act Of 1934
       For the quarterly period ended April 30, 1994

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
(State or other jurisdiction of        (I.R.S. Employer Identificatio No.)
 incorporation or organization)


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

                              YES  [ X ]     NO  [   ]

As of June 4, 1994, 14,465,923 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 6,525,294 shares held in Treasury.







                     DATAPOINT CORPORATION AND SUBSIDIARIES

                                     INDEX



Part I. Financial Information

Item 1. Financial Statements

	Consolidated Balance Sheets -
	  April 30, 1994 and July 31, 1993

 Consolidated Statements of Operations -
	  Three and Nine Months Ended April 30, 1994 and May 1, 1993

 Consolidated Statements of Cash Flows -
	  Nine Months Ended April 30, 1994 and May 1, 1993

 Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial
	         Condition and Results of Operations


Part II.  Other Information



Signature












Part I.  Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
										                                  (In thousands, except share data)
                                            (Unaudited)
                                              April 30,             July 31,
                                                1994      	          1993
ASSETS

Current assets:
	Cash and cash equivalents	                   $12,277	             $22,452
	Restricted cash and cash equivalents	          3,505	               4,459
	Marketable securities, at market	                554	                 789
	Accounts receivable, net	                     45,265          	    45,090
	Inventories	                                  18,755          	    17,536
	Prepaid expenses and other current assets	     3,860	               3,843
		Total current assets	                        84,216	              94,169

Fixed assets, net	                             28,947					          27,950
Goodwill, net	                                 57,168	              58,216
Other assets, net	                             24,081	              21,940
			                                          $194,412	            $202,275


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Payable to banks	                            $16,922	             $14,129
	Current maturities of long-term debt	          2,560	               4,246
	Accounts payable	                             21,121	              15,914
	Accrued expenses	                             26,099	              26,683
	Deferred revenue	                             14,525	              12,579
	Income taxes payable	                            777         	      1,208
		Total current liabilities 	                  82,004	              74,759

Long-term debt, exclusive of
 current maturities	                           70,626	              71,551
Other liabilities	                              9,079         	      8,944

Commitments and contingencies

Stockholders' equity:
	Preferred stock of $1.00 par value.
  Shares authorized 10,000,000; shares
  issued and outstanding 1,784,456
  (aggregate liquidation preference $35,689).	  1,784         	      1,784
	Common stock of $.25 par value.  Shares
  authorized 40,000,000; shares issued of
  20,991,217 in fiscal 1994 and 20,991,217
  in fiscal 1993, including treasury shares
  of 6,531,119 and 6,637,065, respectively.	    5,248	               5,248
	Other capital	                               212,599	             212,599
	Foreign currency translation adjustment	       8,423	               7,707
	Retained deficit	                           (141,493)          	 (125,581)
	Treasury stock, at cost	                     (53,858)	            (54,736)
		Total stockholders' equity	                  32,703	              47,021
                                          			$194,412	            $202,275

See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

			                               	(In thousands, except share data)
 			                           Three Months Ended		     Nine Months Ended
 	                     		    April 30,	     May 1,	    April 30,   	 May 1,
 			                            1994     	    1993     	  1994         1993
Revenue:
	Sales	                       $21,070	     $23,042	     $63,705	    $79,238
	Service and other	            21,732	      25,542	      65,531 	    84,185
		Total revenue	               42,802	      48,584	     129,236	    163,423

Operating costs and expenses:
	Cost of sales	                13,508	      11,617	      35,417 	    35,939
	Cost of service and other	    14,676	      17,539  	    42,858	     56,351
	Research and development	      1,660	       1,800 	      4,918	      5,814
	Selling, general and
  administrative	              16,596	      16,945	      47,988	     56,463
	Restructuring costs	             955	       2,206	         955       3,850
		Total operating costs
   and expenses	               47,395	      50,107	     132,136	    158,417

		Operating income (loss)	     (4,593)	     (1,523)	     (2,900)	     5,006

Non-operating income (expense):
	Interest expense	             (2,266)	     (2,394) 	    (6,751)	    (6,862)
	Other, net	                     (982)	       (913)	        453 	      (682)
		Loss before income taxes
		  and extraordinary item	    (7,841) 	    (4,830)	     (9,198)	    (2,538)
Income taxes (benefit)	           120	        (519)	        557	        917
		Loss before extraordinary
   item	                       (7,961)	    (4,311)	      (9,755)	    (3,455)

Extraordinary item:
	Utilization of tax loss
  carryforward	                   -	         (593)          -	          602
		Loss before effect of
   change in accounting
   principle               	  $(7,961) 	  $(4,904)	     $(9,755)	   $(2,853)

Effect of change in
 accounting principle 	           -	          -	          1,340	        -
		Net loss	                   $(7,961)	   $(4,904)   	  $(8,415)	   $(2,853)

		Net loss less preferred
   stock dividend	            $(8,407)	   $(5,350)	     $(9,753)	   $(4,191)

Net income (loss) per
 common share:
	Before extraordinary item
  and effect of change in
	 accounting principle	         $(.58)	     $(.34)	       $(.77)	     $(.34)
	Extraordinary item	              -	         (.04)	         -	          .04
	Effect of change in
  accounting principle	           -	          -	            .09	        -
		Net loss	                     $(.58)	     $(.38)	       $(.68)	     $(.30)


Average common shares	      14,447,811	 14,172,116	   14,421,060	 13,998,414


See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)


                                                     (In Thousands)
											                                         Nine Months Ended
											                                      April 30,         May 1,
											                                        1994     	      1993
Cash flow from operating activities:
	Net loss	                                       $(8,415)     	   $(2,853)
	Adjustments to reconcile net income to net
  cash provided from operating activities:
		Losses incurred in lag month eliminated	        (5,470)	            -
		Effect of change in accounting principle	       (1,340)	            -
		Provision for unrealized losses
   (recoveries) on marketable securities	            234	              (9)
		Depreciation and amortization	                   8,008	           8,925
		Provision for (gains) losses on accounts
   receivable	                                        32	            (634)
		Realized gain on fixed assets fire settlement	    (840)    	     (1,165)
		Change in assets and liabilities:
			(Increase) decrease in receivables     	          (77)	         16,685
			(Increase) decrease in inventory	                (768)    	      3,247
			Increase (decrease) in accounts payable 	       5,135	         (10,882)
			Decrease in accrued expenses	                    (595)	         (6,414)
			Increase (decrease) in other liabilities
    and deferred credits	                          1,344	          (1,924)
		Other, net	                                        (92)	         (1,187)
			Net cash (used in) and provided from
    operating activities	                         (2,844)    	      3,789

Cash flow from investing activities:
	Proceeds from marketable securities	                -	               249
	Payments for fixed assets	                       (8,368)	         (7,271)
	Proceeds from disposition of fixed assets	        2,319     	      6,795
	Investments in capitalized software and
  license fees	                                     (188)   	        (938)
	Other, net	                                        (583)	            381
			Net cash used in investing activities	         (6,820)            (784)

Cash flow from financing activities:
	Proceeds from borrowings	                        24,347	          50,927
	Payments on borrowings	                         (24,585)	        (54,719)
	Payments of dividends on preferred stock	        (1,338)	         (1,338)
	Decrease in restricted cash for letters
  of credit	                                         954              290
	Other, net	                                         189	             688
			Net cash used in financing activities	           (433)	         (4,152)

Effect of foreign currency translation on cash	      (78)	            (47)

Net decrease in cash and cash equivalents	       (10,175)	         (1,194)
Cash and cash equivalents at beginning of year	   22,452      	    20,021
Cash and cash equivalents at end of period	      $12,277	         $18,827

Cash payments for:
	Interest	                                        $5,404	          $5,471
	Income taxes, net	                                 $938	            $773

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

The results of operations for the three and nine months ended April 30, 1994 are not necessarily indicative of the results to be expected for the full year.


2.  Extraordinary Items

Due to the third quarter loss incurred during fiscal 1993, the Company recorded an extraordinary loss of $0.6 million reversing a portion of the $1.2 million in extraordinary gains previously recognized during the first six months of fiscal 1993 for utilization of post-acquisition net operating loss carryforwards of certain foreign subsidiaries.

3.  Change in Accounting Principle
(In thousands)

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

After adoption of SFAS 109, the primary components of the Company's deferred tax assets and liabilities as of August 1, 1993 were as follows:

Deferred tax assets:
	Property, plant and equipment	         $3,445
	Loss and credit carryforwards	         58,731
	Other	                                  8,385
		                                      70,561
	Less: Valuation allowance	            (66,720)
		                                       3,841
Deferred tax liabilities:
	Accrued retirement costs	               1,979
	Other	                                  1,065
		                                       3,044
	Net deferred tax assets 	                $797

4.  Inventories
(In thousands)

Inventories consist of:

                         			  April 30,         	   July 31,
       		                       1994             	    1993
	Raw materials	                $6,157	               $5,619
	Work in process	               2,499	                2,041
	Finished products 	           10,099	                9,876
                            	 $18,755            	  $17,536

5.  The CIT Group/Credit Finance Secured Credit Facility

The Company has a secured credit facility ("Credit Facility") with The CIT Group/Credit Finance, Inc. ("CIT") which consists of a term loan and a revolving loan. The borrowings outstanding under the Credit Facility, as of April 30, 1994, were $2.8 million, the maximum based upon the available collateral as of that date. The Credit Facility expired
March 7, 1994, but was extended on a monthly basis to June 14, 1994, when a new one-year agreement was reached with CIT. The maximum borrowing was amended to $7.5 million from $15.0 million. The minimum borrowing, or the primary principal amount upon which interest is calculated, was reduced to $5.0 million from $7.5 million. In addition, the term loan was extended to June 1997 from January 1995. The extension of the term loan and the reduction in the minimum borrowings will reduce the monthly payment by approximately $0.1 million beginning with the July 1994 payment.

6.  Commitments and Contingencies

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Years Referred to are Fiscal Years)

Results of Operations

The Company had an operating loss of $4.6 million and a net loss of $8.0 million for the third quarter of 1994, compared with an operating loss of $1.5 million and a net loss of $4.9 million for the third quarter of 1993. The Company's operating loss and net loss for the first nine months of 1994 were $2.9 million and $8.4 million, respectively, compared with operating income of $5.0 million and a net loss of $2.9 million for the first nine months of 1993.

Operating income during the first nine months of 1994 included a partial fire insurance settlement gain of $1.7 million related to a fire in the second quarter in a leased warehouse facility in the Company's Belgian subsidiary. Operating income during the first nine months of 1993 also included $2.8 million in gains on a fire insurance settlement related to a fire in the French subsidiary, and an additional $2.5 million for business interruption coverage.

The following is a summary of the Company's sources of revenue:

                        Three Months Ended   	     Nine Months Ended
                        April 30,    May 1,       April 30,    May 1,
(In thousands)            1994        1993          1994        1993

Sales:
	U.S. 	                  $1,072	    $1,543	        $4,883	    $4,131
	Foreign 	               19,998	    21,499	        58,822	    75,107
    			                  21,070	    23,042    	    63,705	    79,238

Service and other:
	U.S. 	                     286 	      379	           882      1,203
	Foreign	                21,446	    25,163	        64,649	    82,982
       		                21,732	    25,542	        65,531	    84,185

   Total revenue     	  $42,802 	  $48,584	      $129,236	  $163,423

Revenue declined during the third quarter of 1994 $5.8 million, or 11.9%, and for the first nine months of 1994 $34.2 million, or 20.9%, compared with the same periods of the prior year. These declines were partly due to an overall stronger U.S. dollar this year as compared to the same periods last year. The overall strengthening of the U.S. dollar during this time period negatively impacted sales revenue for the third quarter and first nine months by $0.8 million and $6.6 million, respectively, while service and other revenue were negatively impacted by $0.8 million and $8.0 million, respectively. In addition, revenue for the first nine months of 1993 included $4.2 million for the former Australian subsidiary that was sold at the end of the second quarter of 1993. Excluding these items, revenue declined for the third quarter and first nine months by $4.2 million and $15.4 million, respectively. Revenue in the United Kingdom was negatively impacted by a shortage of unique components from a single supplier that has delayed the Company's ability to ship $3.3 million in revenue to a single customer.

The Company has experienced a downward trend in sales and, to a lesser extent, service revenues since the beginning of fiscal 1993. Management has undertaken a number of aggressive technological, marketing and sales initiatives which it believes are well selected to reverse this trend, including several key product announcements made during and subsequent to the third quarter. The Company announced several new products on 10 June, 1994. The announcements included the SuperHub 3200 that supports video network expansion up to 786 connections and permits per-seat pricing to drop as low as $1,999. A PCNVS card, which is the functional equivalent of the NVS series of products on a single PC card, was also introduced, as was an option that allows simultaneous data and video transmission for both point-to-point and multi-point transmissions. Several new peripherals were announced, including a video peripheral pack which includes full duplex echo cancellation, and a new CODEC offering with integrated terminal adapters. Also, an extended Video Implementation Program was introduced to provide users the capability to move into increasingly larger video networks at a reducing cost per seat, with the expense associated with network hardware absorbed in the per-seat price. While the Company believes these actions will serve to reverse the downward revenue trend, the effectiveness of these measures should not necessarily be assumed.

Gross profit margins for the third quarter and first nine months of 1994 were 34.2% and 39.4%, respectively, compared with 40.0% and 43.5% for the same periods a year ago. Excluding the effect of the fires noted above which favorably impacted cost of sales, gross profit margins for the first nine months of 1994 would have been 38.1% compared with 40.3% for the same period of the prior year. The fiscal 1994 decline in gross profit margins was primarily attributable to a change in product mix from fiscal 1993 as sales of proprietary product declined as a percentage of revenue and sales of non-Datapoint sourced products increased as a percentage of revenue. The thrust of the Company's R&D work in fiscal 1994 has been to reverse this trend as well as increase revenue.

Operating expenses (research and development plus selling, general & administrative) during the third quarter declined 2.6% from the same period of the prior year despite a significant increase in advertising expenses for the purpose of introducing new products. Operating expenses for the first nine months of 1994 declined $9.4 million, or 15.0%, from the same period a year ago. Excluding the effect of the stronger U.S. dollar, operating expenses were flat during the third quarter of 1994 and declined $5.4 million or 8.7% for the first nine months of 1994 as compared to the same periods of 1993. The year-to-date decline was attributable to significantly reduced costs of internal operations resulting from cost-cutting actions taken over the last twelve months. Restructuring costs in both 1994 and 1993 were related to reductions of personnel whose skills do not fit with the Company's future plans. During the third quarter of 1994 the Company incurred $1.0 million in such staff reduction costs as compared to staff reduction charges of $2.2 million and $3.9 million for the third quarter and first nine months of 1993, respectively.

Non-operating results for the first nine months of 1994 and 1993 included fire settlement gains on fixed assets of $0.8 million and $1.2 million, respectively. Excluding interest expense, during the third quarter of 1994 the Company incurred a $0.6 million loss on the depreciation in value of an equity investment in a related party, and a $0.2 million loss on the depreciation in value of a bond mutual fund held in a trust fund. The comparable loss during the third quarter of 1993 resulted from the unfavorable impact of changes in foreign currency exchange rates on certain of the Company's intercompany receivables and payables. The improvement in non-operating results for the first nine months of 1994 as compared to the same period of 1993 was due primarily to the negative impact on 1993 of the currency changes noted above.

Income tax expense for the first nine months of 1994 includes a $0.4 million tax effect related to the fire in the Belgian subsidiary.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires that liabilities and receivables for future taxes be calculated using a balance sheet approach rather than the income statement approach. As a result, the Company recorded additional deferred income tax assets of $2.1 million, after a valuation allowance of $66.7 million, and increased deferred income tax liabilities by $0.7 million that, in total, resulted in a $1.3 million credit ($.09 per share) for the cumulative effect of the accounting change. The valuation allowance reflects the Company's assessment regarding the realizability of certain U.S. and non-U.S. deferred income tax assets. Management believes that future taxable income of the Company will more likely than not result in utilization of the net deferred tax asset at August 1, 1993. Such future income levels are not assured due to the nature of the Company's business which is generally characterized by rapidly changing technology and intense competition. The Company evaluates realizability of the deferred income tax assets on a quarterly basis.

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


Financial Condition

During the first nine months of 1994, the Company's cash and cash equivalents decreased $10.2 million. It will be necessary for the Company to reverse the downward trend if the Company is to meet its various obligations while maintaining its current level of operations.
The decrease in cash was the result of losses, coupled with an investment in inventories. The Company is carefully managing its cash resources and has utilized bank debt and trade accounts payable, as well as free cash reserves, to finance its operations. During the third quarter the Company met all revenue shipment requirements as the Company successfully worked with its trade accounts payable vendors to extend additional credit and existing credit terms, thereby allowing the Company to make required inventory purchases. Although the Company did not experience any credit related product shortages that negatively impacted revenue during the third quarter of 1994, the Company could potentially experience delays in revenue shipments during the fourth quarter of 1994 if vendor credit terms deteriorate significantly from the third quarter level. The Company is in discussions with various potential sources of equity financing, but there can be no assurances that the Company can conclude such financing.

As of April 30, 1994, the Company had restricted cash and cash equivalents of $3.5 million which was restricted primarily to cover various lines of credit, reflected as payables to banks, and for $0.6 million of guaranteed dividends on the $1.00 preferred stock, of which $0.5 million was no longer restricted as of May 15, 1994. During the first nine months of 1994 the Company paid cash dividends aggregating $1.3 million on this stock.

During the third quarter of 1994 the Company placed increased emphasis on the sale of networked video conferencing products. The Company advertised this product line extensively during the third quarter and generated a significant number of sales leads. The Company built up inventories beyond the level of the actual shipment demand, leaving the Company with a continued high level of inventory.

As has been the case for several years, the Company typically ships products for revenue in the same fiscal quarter that the bookings for such products is recorded. As a result, the Company has not had a significant backlog that it carries forward from quarter to quarter. The Company's recent initiatives in telephony sales are in the early stages of reversing this trend.

The Company has an internal source of liquidity in an investment portfolio with a market value of $3.3 million. As of April 30, 1994, the portfolio consisted of $2.7 million of cash and $0.6 million of marketable securities. The investment portfolio was negatively impacted during the third quarter of 1994 by the $0.6 million decline in the equity investment noted above. Subsequent to the third quarter, during May 1994, the Company withdrew $2.0 million of cash from this investment portfolio to partially fund the June 1, 1994, semi-annual payment of $2.9 million in interest on the Company's 8-7/8% convertible subordinated debentures. The withdrawal and subsequent disposition of these funds has weakened the Company's ability to internally finance its cash flow requirements.

Subsequent to the third quarter, during June 1994, the Company withdrew $0.7 million in cash surrender value related to life insurance contracts for management.

As of April 30, 1994, the Company had received $1.4 million from its insurer related to the fire on November 19, 1993, at the leased facility in Brussels, Belgium. Negotiations are ongoing with the insurer regarding the remainder of the claim and the timing of payment of the balance due on the agreed portion.

The Company has a secured credit facility ("Credit Facility") with The CIT Group/Credit Finance, Inc. ("CIT") which consists of a term loan and a revolving loan. The borrowings outstanding under the Credit Facility, as of April 30, 1994, were $2.8 million, the maximum based upon the available collateral as of that date. The Credit Facility expired
March 7, 1994, but was extended on a monthly basis to June 14, 1994, when a new one-year agreement was reached with CIT. The maximum borrowing was amended to $7.5 million from $15.0 million. The minimum borrowing, or the primary principal amount upon which interest is calculated, was reduced to $5.0 million from $7.5 million. In addition, the term loan was extended to June 1997 from January 1995. The extension of the term loan and the reduction in the minimum borrowings will reduce the monthly payment by approximately $0.1 million beginning with the July 1994 payment.


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


                                              			DATAPOINT CORPORATION
			                                                  (Registrant)



Date:  		/s/ David G. Hargraves
          			David G. Hargraves
			          Vice President and Chief Financial Officer
			          (Chief Accounting Officer)
{page |12}