Form 10-K/A
period 1993-07-31
DATAPOINT CORP
filed 1994-06-29
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-K/A
                               AMENDMENT 1

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended July 31, 1993.

                                   OR

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from _________ to __________

                       Commission file number 1-7636

                          DATAPOINT CORPORATION
               (Exact name of registrant as specified in charter)

           Delaware                           74-1605174
(State of other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

                5-7 Rue Montalivet 75008, Paris, France
          8400 Datapoint Drive, San Antonio, Texas  78229-8500
         (Address of principal executive offices and zip code)

                          (33-1) 40 07 37 37
                            (210) 593-7000
             (Registrant's telephone number, including area code)


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Datapoint Corporation
(Registrant)

By __/s/__David G. Hargraves___
David G. Hargraves
Chief Financial Officer


Date: June 29, 1994

INDEX TO EXHIBITS


Exhibit
Number	          Description of Exhibits

(3)(a)	 Certificate of Incorporation of Datapoint Corporation, as
	       amended (filed as Exhibit (3)(a) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993, and incorporated
	       herein by reference).

(3)(b)	 Bylaws of Datapoint Corporation, as amended (filed as
        Exhibit (3)(b) to the Company's Annual Report on Form 10-K for the year ended August 1, 1992, and incorporated herein by
	       reference).

(4)(a)	 Debentureholder Notice of Adjustment to Conversion Rate,
        dated July 11, 1985, under Indenture dated as of June 1, 1981, between Datapoint Corporation and Continental Illinois National Bank and Trust Company of Chicago, as Trustee, providing for 8-7/8%
	       Convertible Subordinated Debentures Due 2006 (filed as Exhibit
      	 (4)(a) to the Company's Annual Report on Form 10-K for the year ended July 27, 1985 and said Indenture filed as Exhibit 4 to the Company's Registration Statement on Form S-16 (No. 2-
      	 72395), each incorporated herein by reference).

(4)(c)	 Certificate of Designation, Preferences, Rights and
        Limitations of Series of $1.00 Preferred Stock (filed as Exhibit
        (4)(e) to the	Company's Registration Statement on Form S-4
        dated April 30, 1992 and incorporated herein by reference).

(10)(a)	1983 Employee Stock Option Plan (filed as Exhibit (4)(a)(4)
        to the Company's Registration Statement on Form S-8 dated
       	November 9, 1983 and incorporated herein by reference).

(10)(b)	1985 Director Stock Option Plan (filed as Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the year ended
	       August 1, 1987 and incorporated herein by reference).

(10)(c)	1986 Employee Stock Option Plan (filed as Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the year ended
	       August 1, 1987 and incorporated herein by reference).

(10)(d)	1991 Director Stock Option Plan (filed as Exhibit (10)(b)(2)
        to Amendment No. 1 dated February 6, 1992 to the Company's
	       Registration Statement on Form S-4 (Registration No. 33- 44097) and incorporated herein by reference).

(10)(e)	1992 Employee Stock Option Plan (filed as exhibit (4)(a)(4)
        to the Company's Registration Statement on Form S-8 dated
        January 19, 1993 and incorporated herein by reference).

(10)(f)	Agreement for Transfer of Assets and Liabilities in Exchange
        for Stock, dated as of June 28, 1985, between the Company and Intelogic Trace, Inc. (filed as Exhibit (10)(a) to the Company's Current Report on Form 8-K dated July 28, 1985 and incorporated herein by reference).

(10)(g)	Master Maintenance Agreement, dated as of June 28, 1985,
       	between the Company and Intelogic Trace, Inc. (filed as Exhibit
	       (10)(b) to the Company's Current Report on Form 8-K dated July 28, 1985 and incorporated herein by reference).

(10)(h)	Maintenance Agreement between the Company and Intelogic
       	Trace, Inc. dated October 1, 1992 (filed as Exhibit (10)(g) to the
	       Company's Annual Report on Form 10-K for the year ended August 1, 1992, and incorporated herein by reference).

(10)(i)	Agreement between the Company and Arbitrage Securities
       	Company, as amended (filed as Exhibit (10)(f) to the Company's
	       Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference).

(10)(j)	Indemnity Agreements with Officers and Directors (filed as
       	Exhibit (10)(f) to the Company's Annual Report on Form 10-K for the year ended August 1, 1987 and incorporated herein by reference).

(10)(k)	First Amendment to Indemnification Agreement with certain
       	Officers and Directors.  (filed as Exhibit (10)(h) to the
        Company's 	Annual Report on Form 10-K for the year ended
	       July 28, 1990 and incorporated herein by reference).

(10)(l)	Second Amendment to Employment Agreement with A. B.
        Edelman. (said amendment filed as Exhibit (10)(h)(3) to the Company's Registration Statement on Form S-4 dated April 30,
        1992), amending Employment Agreement dated January 9, 1991
	       (said agreement filed as Exhibit (10)(j) to the Company's Annual Report on Form 10-K for the year ended July 28, 1990), as amended by Amendment No. 1 dated December 1, 1990 (said amendment filed as Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the year ended July 27, 1991), each of which are incorporated herein by reference.

(10)(m)	Employment Agreement with D. Berger (filed as Exhibit
        (10)(m)	to the Company's Annual Report on Form 10-K for the year
        ended July 31, 1993, and incorporated herein by reference).

(10)(n)	Employment Agreement with J. Berger (filed as Exhibit
        (10)(l) to 	the Company's Annual Report on Form 10-K for the year
        ended August 1, 1992, and incorporated herein by reference).

(10)(o)	Employment Agreement with K. L. Thrower (filed as Exhibit
        (10)(o) to the Company's Annual Report on Form 10-K for the year ended August 1, 1992, and incorporated herein by reference).

(10)(p)	First Amendment to the Grantor Trust Agreement dated June
        18, 1991. (filed as exhibit (10)(n) to the Company's Annual Report on Form 10-K for the year ended July 27, 1991 and incorporated herein by reference).

(10)(q)	Manufacturing facilities Agreement of Lease between the
        Company and Willis and Cox Associates dated June 21, 1991
	       (filed as Exhibit (10)(q) to the Company's Annual Report on Form 10-K for the year ended August 1, 1992, and incorporated herein by reference).

(11)    Computation of Consolidated Earnings (loss) per Common Share
        (filed as Exhibit (11) to the Company's Annual Report on Form
	       10-K for the year ended July 31, 1993, and incorporated herein by reference).

(22) Subsidiaries of Datapoint Corporation (filed as Exhibit (22) to the Company's Annual Report on Form 10-K for the year ended
	       July 31, 1993, and incorporated herein by reference).

(24)    Consent of Independent Auditors (filed as Exhibit (24) to the
	       Company's Annual Report on Form 10-K for the year ended July 31, 1993, and incorporated herein by reference).

(25)    Powers of Attorney (filed as Exhibit (25) to the Company's
	       Annual Report on Form 10-K for the year ended July 31, 1993, and incorporated herein by reference).

(28)    Annual Report on Form 11-K for the years ended December 31,
	       1993, 1992 and 1991 for the Datapoint Corporation Profit Sharing/Employee Savings Plan.