Form 10-K
period 1994-07-30
DATAPOINT CORP
filed 1994-11-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [  X  ]  Annual Report Pursuant To Section 13 Or 15(d) Of The
             Securities Exchange Act Of 1934  [FEE REQUIRED]
             For the fiscal year ended July 30, 1994

                                        OR

    [     ]  Transition Report Pursuant To Section 13 or 15(d) Of The
             Securities Exchange Act Of 1934  [NO FEE REQUIRED]
             For the transition period from _________ to _________

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

                                (33-1) 40 07 37 37
                                  (210) 593-7000
               (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class              Name of each exchange on which registered

Common Stock, $.25 par value	               New York Stock Exchange
$1.00 Exchangeable Preferred Stock,
  $1.00 par value 	                         New York Stock Exchange
8-7/8% Convertible Subordinated
  Debentures Due 2006 	                     New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]   No [ ].

As of October 28, 1994, 12,751,605 shares of Datapoint Corporation
Common Stock were outstanding (excluding 8,239,612 shares held in Treasury), and the aggregate market value (based upon the last reported sale price of the Common Stock on the New York Stock Exchange - Composite Tape on October 28, 1994) of the shares of Common Stock held by non-affiliates was approximately $28.5 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference in the Parts of this report indicated below:
Items 10, 11, 12 and 13 of Part III - Datapoint's Proxy Statement.


PART I

ITEM 1.  Business.

General

Datapoint Corporation, including its subsidiaries (hereinafter "Datapoint" or "the Company"), is principally engaged in the development, manufacture, acquisition, marketing and servicing of computer and communication products -- both hardware and software -- for integrated computer, telecommunication and video conferencing network systems worldwide.

Datapoint was reincorporated in Delaware in 1976 as the successor corporation to a Texas corporation originally incorporated in 1968 as Computer Terminal Corporation and which changed its name to Datapoint Corporation in 1972. Its principal executive offices are located at 5-7 rue Montalivet 75008, Paris, France (telephone number - (33-1) 40 07 37 37) and at 8400 Datapoint Drive, San Antonio, Texas 78229-8500 (telephone number - (210)- 593-7000).

Throughout the 1970's, the Company developed, distributed and serviced minicomputers, and later computer networks and telecommunications products. During that period sales and service revenue was predominately derived from the U.S. market, supplemented by international sales through a network of independent distributors.

In 1981, the Company purchased most of its major international distributors, which have been subsequently operated as subsidiaries. In 1985, the Company separately incorporated its U.S. hardware service business as an independent company and distributed its shares to shareholders.

Throughout the 1980's, the Company's business has been characterized by a significant decline in total revenue, recurring significant losses, and a reduction of the domestic workforce. During the 1990's this trend has continued as the Company has experienced a decline in both foreign and domestic total revenue (predominately in 1993 and 1994), and has experienced significant lossesand a substantial reduction in the workforce. The continuation of this trend was primarily due to (1) a mass entry of competitors in the networking marketplace compounded by (2) a marketplace demand for "Open
Systems" products and standard interfaces, both of which had a negative impact on the traditional networking and data processing components of the Datapoint business.The marketplace was forced into a sameness of design that lead to highly competitive pricing being the only significant product differentiator. Theseadverse effects were, in turn, worsened by the increasing availability of low-cost, off-the-shelf hardware applications packages written in a number of industry-standard programming languages.
This resulted in a substantial decline in both foreign and domestic revenues (see note 1 to Consolidated Financial Statements).

Products

The Company provides a complete line of products that meet data processing, video communications, and telecommunications requirements. The network-based products include video communications, data sharing applications, platform-independency, local area networking, wide area networking, relational database systems, and telecommunications integration.

The Company announced it's third generation of Multimedia Information Network Exchange (MINX) video communications products which provide the capacity for large video networks, data conferencing features, and aggressive pricing. A complete range of products is available from a fully interactive, broadcast-quality, full-motion video network which can accommodate over 700 local workstations to a single video station for a remote office.
All of the video products are interoperable and provide functionality and picture quality that is unparalleled in the industry. Concurrently, the Company strengthened its direct Sales, Support, and Engineering efforts to respond to the growing desktop video communications market.

The Company was successful in asserting its United States video conferencing patents resulting in payment for a license. The Company believes that these patents provide broad coverage in switched video conferencing technology and present the opportunity for further royalty bearing licenses.

Open Systems Networking products are industry-standard. The file servers are based upon a scaleable architecture using the Intel microprocessor because of its cost and performance. The multi-processor functionality is provided for both the Company's highly sophisticated RMS network operating system and the industry-standard UNIX operating system. The Company offers high-performance, Pentium-based file servers for less demanding configurations in both the RMS and UNIX environments. Redundant disk systems are also available for customers who require uninterruptable services from their computer systems.

The Company's networking products focus on linking file servers, workstations, terminals, printers, and other peripherals (such as modems) to the network.
High performance networking software and hardware components comprise the product offering and provide the ability to implement high-capacity, highly efficient networks composed of client/server and data communications devices. The networking solutions provide the capability of running MS-DOS, UNIX, and RMS simultaneously along with both ARCNET, ARCNETPLUS, and Ethernet adapters. These capabilities provide customers the flexibility to design network architecture's to meet their specific requirements.

Realizing that personal computers are the desktop workstation of choice, the Company offers PC-based hardware and software. The software component is a full featured, Microsoft Windows compliant terminal emulation package for the RMS environment which can be run on existing PCs. An industry-standard UNIX terminal is offered for customers who desire a low-cost data station rather than a networked PC.

The Company offers a complete set of telecommunications products and services to meet the requirements of large call centers, customer service organizations, and telemarketing firms. Power dialers to increase call efficiency for outbound communications applications, interactive voice response systems which allow customers to interrogate an organization's database with a simple telephone, and automatic call distribution systems that manage large volumes of incoming calls comprise the portfolio of telecommunications products. The Company has an agreement with AT&T to market their Definity line of automatic call distributors through several of the Company's European subsidiaries. Telecommunications solutions are provided with the combined expertise in networking, data processing, and telecommunications products.

The supplier and value-added reseller relationships that the Company continues to develop, allow its customers worldwide to enhance their productivity with sensible, cost-effective computer-based networking, telephony and video communication solutions.

Markets

Customers

Datapoint sells generally to business and government customers, including the U.S. government, financial institutions, insurance companies, educational institutions, and manufacturers. During fiscal 1994, no one customer accounted for 10 percent or more of consolidated revenues.

Domestic

Datapoint markets its products in the United States through independent sales representatives who, on a commission basis, solicit orders for Datapoint's products; through value-added resellers, who purchase Datapoint's products for resale; original equipment manufacturers, who integrate Datapoint's products into their overall offerings; and through Datapoint's own end user sales force. Independent sales representatives, value-added resellers, and original equipment manufacturers generally market Datapoint's products in conjunction with application software and other products developed and marketed by such firms.

International

Datapoint's products are marketed to end users in over forty countries through a network of wholly-owned subsidiaries and independent distributors. Datapoint distributes its products internationally through wholly-owned sales and service operations in Belgium, France, Germany, Holland, Hong Kong, Italy, New Zealand, Portugal, Spain, Sweden, Switzerland and the United Kingdom and through authorized distributors worldwide. During fiscal year 1994, 92 percent of Datapoint's international revenue was derived from customers in Western Europe.

Customer Service

Pursuant to a Master Maintenance Agreement between Intelogic Trace, Inc. ("Intelogic") and Datapoint dated June 28, 1985, Datapoint retained Intelogic to serve as the exclusive authorized service agent for Datapoint's proprietary data processing products in the United States for an evergreen term of six years, subject to Datapoint's right to earlier termination under certain conditions. Maintenance of equipment outside the United States is provided by Datapoint's international subsidiaries and distributors.
The maintenance operations of the Company's international subsidiaries produced 50 percent of total company revenues and 44 percent of total company gross profit for the fiscal year ended July 30, 1994.

Manufacturing, Raw Materials, and Supplies

A significant portion of Datapoint's products are purchased from third parties, who manufacture products meeting Datapoint's specifications.
The products are then resold badged/unbadged within Datapoint configurations. Datapoint manufactures the remainder of its products, primarily by assembling various purchased components into subassemblies which are then assembled into finished products, primarily performed at Datapoint's facilities in San Antonio, Texas.

Datapoint seeks, and maintains where practical, multiple sources of supply for the products, components, and raw materials which it uses. However, certain products and components are purchased only from single sources, and Datapoint could experience manufacturing delays if such suppliers should fail to meet Datapoint's requirements. The interruption of any components, whether for supply or quality reasons, can become critical to production flows.
The Company's general experience has been good in terms of minimizing exposure; however, guarantees regarding possible future situations and rectifying actions that could arise cannot be made.

Research and Product Development

The technology involved in the design and operation of Datapoint's products is complex and subject to constant change. Accordingly, Datapoint is committed to a program of research and development which is oriented toward the development of new hardware and software products and the improvement and expansion of its existing products and services.

Datapoint incurred expense of $5.3 million, $7.8 million, and $9.3 million in the fiscal years ended July 30, 1994, July 31, 1993, and August 1, 1992, respectively, on research and development activity. Datapoint maintains research and development facilities in San Antonio, Texas.

Competition

Datapoint operates in the intensely competitive computer data processing, video conferencing and telephony industries that are characterized by the frequent introduction of new products based upon technological advances. Datapoint competes, domestically and abroad, with a substantial number of companies, many of which are larger and have greater resources than Datapoint. Such companies, considered in the aggregate, compete in the entire line of products manufactured and marketed by Datapoint. These competitors differ somewhat depending on the market segment, customer and geographic area involved.

Competition in this market is based primarily on the relationship between price and performance; the ability to offer a variety of products and unique functional capabilities; the strength of sales, service and support organizations; and upgradability, flexibility, and ease of use of products. The Company could be adversely affected if its competitors introduced technologically superior products or substantial price reductions.

Backlog

The backlog of firm orders for the sale or lease of the Company's products (using then existing end-user purchase prices for products to be leased and giving effect to appropriate discounts for products to be sold) as of July 30, 1994 and July 31, 1993 was $5.9 million and $11.1 million, respectively. The backlog amounts are not necessarily indicative of the Company's future results, since an increasing amount of the Company's revenues are derived from orders obtained in the period of shipment. Furthermore, a portion of the Company's backlog may be cancelable at the customer's option, under certain conditions, without financial penalty. All orders included in the backlog at July 30, 1994 are currently scheduled for delivery during the subsequent 12 months. All orders are subject to the Company's ability to meet delivery commitments. The Company records only firm orders as backlog, and generally such orders are cancelable only by the Company. In the event that a new product is released, a customer is allowed to upgrade (i.e., cancel) an existing order and place a new order for the new product. This is done at the Company's discretion with no financial penalty to the customer.

Backlog is also not a reliable indicator of future results, as changes in product mix (depending on whether the product content contained in backlog has a low or high sales margin) and costs may significantly impact reported results. Therefore, the Company believes that the backlog data is not meaningful to an understanding of the Company's business or future reported results.

Patents and Trademarks

Datapoint owns certain patents, copyrights, trademarks and trade secrets in both network and video conferencing technologies, which it considers valuable proprietary assets. The Company does not primarily rely on these rights to establish or protect its market position, but does view them as providing the Company a technological advantage in certain cases and does intend to fully exploit their value, particularly with regard to the licensing of video conferencing technology. While in the aggregate its patents are of material importance to its business, the Company believes that no one single patent or group of patents are of material importance to its business as a whole, with the possible future exception of its video conferencing patents. During 1994 the Company began patent infringement suits against several defendants related to the Company's video conferencing patents. Subsequent to 1994, the Company received $0.5 million from one such defendant and patent infringement suits against other defendants are pending. Because of the many patents issued in the electronics industry, the Company's operations may involve claims of infringement of existing patents.

The Company utilizes a number of trademarks, most importantly "DATAPOINT", "ARCNET" and "MINX". The Company registers or otherwise protects those trademarks it deems valuable to its business and anticipates no significant impairment of its ability to continue to use and protect its important trademarks. Datapoint, the "D" logo, ARC, ARCNET, RMS, MINX, and Resource Management System are trademarks of Datapoint Corporation registered in the U.S. Patent and Trademark office. Attached Resource Computer, ARCNETPLUS, and DATALAN are trademarks of the Company.
(AT&T is a registered trademark of American Telephone and Telegraph. Ethernet is a registered trademark of Xerox Corporation. Intel is a registered trademark of Intel Corporation. Microsoft and MS-DOS are registered trademarks of Microsoft Corporation. UNIX is a registered trademark of UNIX System Laboratories, Inc.)

Employees

At July 30, 1994, the Company had 1,444 employees. The Company considers its relations with employees to be satisfactory.

Environmental Matters

Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of Datapoint.

ITEM 2.  Properties.

Datapoint's principal executive offices are located in Paris, France and the Company maintains executive offices in San Antonio, Texas. Datapoint believes that its plants and offices are generally well maintained, in good operating condition and are adequately equipped for their present use. Information regarding the principal plants and properties, excluding leases assigned or subleased, as of July 30, 1994 is as follows:

                          		      Approximate
		                                 Facility
Location              Use 	       Sq. Footage      Owned or Leased Land Area

San Antonio, Texas	   Raw Land         	   --      Owned; 148 acres(a)
San Antonio, Texas	   Office	         144,000      Owned;  12 acres
San Antonio, Texas	   Manufacturing,
	                      warehouse
                       and office   	 126,000      Leased (b)
Gouda, Netherlands	   Office	          52,000      Owned; 1 acre
Paris, France	        Office	          16,000      Leased (b)

(a) The raw land owned by the Company in San Antonio, Texas is being held for sale.
(b) Leases on facilities expire on various dates extending through July, 2002.

Additionally, at July 30, 1994, excluding leases assigned or subleased, the Company leased sales and service offices having an aggregate of 429,000 square feet in metropolitan areas throughout the world, pursuant to lease agreements which expire between 1995 and 2009. The aggregate annual rental of all of these sales and service offices is approximately $6.6 million and most of these leases are subject to rental increases under certain escalation provisions and renewals on similar terms.

ITEM 3.  Legal Proceedings.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following information is submitted with respect to the executive officers of the Company as of October 28, 1994:
				                                                                Officer
Name              Age    Position	                                   Since
A. B. Edelman	     54	   Chairman of the Board and
                          Chief Executive Officer	                    1985
D. D. Bencsik	     63	   President and Chief Operating Officer        1993
D. Berger	         45    Vice President, Sales and Distribution       1993
J. Berger	         51	   Vice President, Marketing                    1991
P. P. Krumb	       52    Vice President and Chief Financial Officer   1994
G. N. Agranoff	    47    Vice President, General Counsel
                          and Corporate Secretary                     1994
J. L. Richey, Jr.	 46    Vice President, Technical Operations 	       1994
K. L. Thrower 	    50    Vice President, Technical Service	           1991
P. D. Sheetz       37    Assistant Corporate Controller               1994

The officers named above serve at least until the next Board of Directors meeting immediately following the Annual Meeting of Stockholders.

Mr. Edelman joined the Company's Board of Directors as it's Chairman in March 1985. For more than the past five years, Mr. Edelman has served as General Partner of Plaza Securities Company. From January 1977 through
June 1984 he served as the General Partner of Arbitrage Securities Company, a broker-dealer; from June 1984 he has served as General Partner of Asco Partners, the sole general partner of Arbitrage thereafter. Mr. Edelman is a director, Chairman of the Board and Chairman of the Executive
Committee of Intelogic Trace, Inc.; and a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation (formerly United Stockyards Corporation). The principal business address of Mr. Edelman is 85 Av. General Guisan, CH-1009 Pully, Switzerland.

Ms. Bencsik joined the Company as Executive Vice President and Chief Operating Officer in February 1993. In November 1993, she was promoted to President and Chief Operating Officer. Ms. Bencsik has been a member of the Company's Board of Directors since 1985. From 1991 to 1993 Ms. Bencsik had been employed by Modular Computer Systems Inc., as President and Chief Executive Officer. In addition, Ms. Bencsik has maintained a business consulting practice for more than the past five years. Ms. Bencsik also worked at the Company from 1982 to 1987. Ms. Bencsik joined the Company in November 1982 as Vice President, Engineering. In May 1984, she was promoted to Vice President, Operations, and was promoted to Senior Vice President, Operations in January 1985. In November 1985, she was promoted to Executive Vice President, Chief Operating Officer and elected as a member of the Board of Directors. In January 1987, Ms. Bencsik was named acting Chief Executive Officer and in June 1987 was named to the Office of the President. The principal business address of Ms. Bencsik is 8400 Datapoint Drive, San Antonio, Texas 78229-8500.

Mr. D. Berger was promoted to Vice President, Sales and Distribution in
July 1993. Mr. Berger joined the Company in 1991 as Managing Director of the Company's United Kingdom subsidiary. Prior to joining the Company, Mr. Berger was employed from 1988 to 1991 by RS2, a U.K. marketing communications company, as Group Managing Director. The principal business address of Mr. Berger is 5-7 rue Montalivet 75008, Paris, France.

Mr. J. Berger joined the Company as Vice President, Marketing in June 1991. Prior to joining the Company, Mr. Berger was employed by SCANVEST of Norway, Datapoint's largest independent foreign distributor, for 21 years, most recently as Managing Director, and previously as Director of Marketing. The principal business address of Mr. Berger is 5-7 rue Montalivet 75008, Paris, France.

Mr. Krumb joined the Company as Vice President and Chief Financial Officer in September 1994. Prior to joining the Company he was employed by IOMEGA Corporation for the past 7 years as Senior Vice President Finance and Chief Financial Officer. The principal business address of Mr. Krumb is 8400 Datapoint Drive, San Antonio, Texas 78229-8500.

Mr. Agranoff joined the Company as Vice President, General Counsel and
Corporate Secretary September 1994. Mr. Agranoff has been a member of the Company's Board of Directors since March 1991, and is a member of the Audit and Compensation Committees. He has been the General Partner of Asco Partners, the sole general partner of Arbitrage securities Company for more than five years. He has also been the general counsel to Arbitrage Securities Company and Plaza Securities Company for more than the past five years. He is also a member of the Board of Directors for Intelogic Trace, Inc. The principal business address of Mr. Agranoff is 5-7 rue Montalivet 75008, Paris, France.

 Mr. Richey joined the Company as Vice President, Technical Operations in
March 1994. He was previously employed by Data General and Honeywell. During the last five years Mr. Richey was Director of Operations and most recently Vice President, Engineering with Idea Associates and Modular Computer Systems, Inc., respectively. The principal business address of Mr. Richey is 8400
Datapoint Drive, San Antonio, Texas 78229-8500.

Mr. Thrower joined the Company as Vice President, Technical Services in
April 1991. He was previously employed by Memorex Telex for 12 years. He held numerous positions with Memorex Telex, the most recent being Vice President, Worldwide Customer Engineering. The principal business address of Mr. Thrower is 5-7 rue Montalivet 75008, Paris, France.

Mr. Sheetz joined the Company in 1982 and has assumed an increasing level of management responsibilities since joining the Company. He was promoted to Assistant Controller in November 1994.

There are no family relationships between any of the executive officers of the Company.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Datapoint Corporation common stock is traded on the New York Stock Exchange under the symbol "DPT". The prices below represent the high and low prices for composite transactions for stock traded during the applicable period. The Company has not paid cash dividends to date on its common stock and has no present intention to pay cash dividends on its common stock in the near future.

Fiscal
 year  		                 High             Low
 1994     Q4            	 6.13            3.38
	         Q3            	 7.38            4.50
	         Q2            	 8.25            5.88
	         Q1            	 7.63            5.50

                         	High            	Low
 1993     Q4            	 7.38            3.88
	         Q3            	 6.75            4.25
	         Q2            	 5.25            1.63
	         Q1            	 2.88            1.38


ITEM 6.  Selected Financial Data.
Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)

		                                  1994 	         1993 	         1992           1991           1990

Operating Results for
 the Fiscal Year
Total revenue		                  $172,936       $208,344 	      $255,243	     $265,479 	     $267,311
Operating income (loss)           (81,021)        (1,258)          6,655	       13,934	       (57,134)
Income (loss) before
 extraordinary credits and
 effect of change
 in accounting  principle	        (94,765)       (11,859)	       (10,409)	       5,335        (88,812)
Net income (loss)		               (93,425)       (11,260)	        (8,756)       12,531	       (82,819)
Loss per common share before
 extraordinary credits and
 effect of change in
 accounting principle		             (6.69)          (.97)	         (1.62)         (.42)         (9.72)
Net income (loss)
 per common share		                 (6.60)	         (.93)	         (1.47)          .29          (9.13)

Financial Position at End of
 Fiscal Year
Current assets		                  $79,915        $94,169	       $121,991      $122,025       $120,468
Fixed assets, net		                29,088	        27,950	         34,533	       29,572	        36,723
Total assets		                    127,434	       202,275	        248,813	      235,490	       246,900
Current liabilities	               98,202	        74,759          90,581	       87,591	        99,305
Long-term debt		                   70,561	        71,551          66,101	       66,327	        73,371
Stockholders' equity (deficit)		  (50,761)        47,021          74,835        71,426         64,517

Financial Condition
Working capital		                $(18,287)	      $19,410         $31,410       $34,434        $21,163
Current ratio		                   .8 to 1	       1.3 to 1        1.3 to 1  	   1.4 to 1       1.2 to 1
Long-term debt-to-equity
 ratio		                              N/A	       1.5 to 1	        .9 to 1       .9 to 1       1.1 to 1
Long-term debt as % of total
 invested capital		                   356%	           60%	            47%	          48%	           53%

Other Information
Average common shares
 outstanding                     14,430,574     14,081,964     11,093,431    	 10,119,491    10,118,681
Number of common stockholders       3,378 	        3,710  	       3,877           3,503 	       3,586
Preferred shares outstanding      1,784,456 	    1,784,456 	    1,784,456 	     1,931,218 	   1,931,218
Dividends paid or
 accumulated on
 preferred stock		                 $1,784 	       $1,784 	       $7,601 	        $9,540 	      $9,540
Number of employees		               1,444 	        1,528 	        1,777           1,741 	       1,810

No cash dividends on common stock have been declared during the five-year period.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During 1994, the Company experienced substantial operating losses due to competitive pressures which caused a significant decline in revenues and to a lesser extent gross profit margins. The adverse effects of competition and the resulting decline in revenue produced an operating loss of $81.0 million, negative working capital of $18.3 million and negative cash flows from operations of $6.3 million for the year ended July 30, 1994. During the past year the Company emphasized the traditional line of business and the relatively new video conferencing and telephony markets which includes a strategic partnership with AT&T. However, the investment in these markets have resulted in revenues far below the Company's expectations.

The Company recorded special charges of $75.7 million during 1994. These charges consisted of $57.7 million in write-offs of investments in the Company's international operations, $14.8 million of reorganization charges and $3.2 million in the write-off of a partially owned company.

The write-offs of investments in the Company's international operations ("Goodwill") was recorded in the fourth quarter of 1994 and was the result of a reassessment of the carrying value of the Company's intangible assets. The Company periodically reviews the carrying value of its intangible assets.
The performance of the Company's European subsidiaries began to worsen in 1993 as the operating performance of certain of these subsidiaries turned negative. Revenue during 1993 of these subsidiaries declined 15% from the 1992 level. The Company's projections for 1994 were for all the European subsidiaries to return to the profitability level of 1992, and the future projections for these operations was adequate to support the related goodwill balance. However, in 1994, revenue for the European subsidiaries experienced a further 16% decline from the 1993 level and cash flow from certain of these operations was negative for the second year in a row. Accordingly, at the end of 1994 the Company performed a review of the carrying value of it's goodwill. The resulting long-term projections of earnings before interest, depreciation and amortization on an undiscounted basis were insufficient to support the goodwill balance. As a result of these long-term projections and the historical declines in revenue and increased operating losses, the Company recorded a write-off of the entire remaining goodwill balance of $57.7 million (see note 1 to Consolidated Financial Statements).

Additionally, the Company recorded $13.4 million of charges in the fourth quarter of 1994 as a result of the implementation of a statutory plan of reorganization for one of its European subsidiaries (see note 2 to Consolidated Financial Statements). Management developed the plan, which is subject to administrative approval, as a result of a continued decline in revenues resulting from the loss of several significant accounts.
These charges relate principally to severance costs associated with the termination of approximately 140 employees spread throughout sales, service, and general and administrative positions involved in this European subsidiary. The plan is expected to be completed during 1995. Management expects to fund these charges through cash inflows of the Company. These charges have been classified as current liabilities (see note 10 to Consolidated Financial Statements) but up to approximately $6.0 million may be deferred and paid out on a long-term basis depending on the outcome of the administrative proceeding. Upon completion of the plan the Company expects annual savings to exceed $10.0 million. Although the plan may have a negative impact upon revenue, the Company does not believe that such impact will be material. In addition to the charges pertaining to the European subsidiary, the Company recorded $1.4 million in Company-wide reorganization charges related to reductions of personnel whose skills do not fit with the Company's future plans.

The $3.2 million write-off of an investment in a partially owned company was recorded in the fourth quarter of 1994 and resulted from a reassessment of the carrying value of the asset in light of a sharp decline in the performance of the partially owned company (see note 3 to Consolidated Financial Statements). The write-off was recorded upon a succession of weakening quarterly operating performances.

These reorganization actions taken at the end of 1994, continued cost cutting in 1995 and a stabilized level of revenue consistent with 1994 are anticipated to preserve and improve the Company's cash liquidity position. Revenue has declined for six consecutive years and the stabilization of the revenue stream is a requirement if the Company is to continue to meet its various obligations. The Company has aggressively pursued further cost-cutting actions such as reductions of personnel and reorganization of one of the Company's
European subsidiaries, while simultaneously undertaking other actions to supplement the cash flow from operations. These cash supplementation efforts include the sale of common stock, potential sale of the Company's unimproved real property situated in San Antonio, Texas, pursuit of patent infringement claims and other cash infusions. These additional infusions are necessary to meet certain of the Company's obligations, including interest of $2.9 million on its 8-7/8% convertible subordinated debentures payable on December 1, 1994. While management anticipates meeting this obligation, no assurances can be given that sufficient funds will be available. In the event the payment is not made within the 30-day period following December 1, 1994, the resulting default would entitle the holders of the debentures to elect to declare the entire indebtedness of $64.4 million as immediately due and payable. Such a default would likewise result in defaults in certain of the Company's other debt instruments.

Financial Condition and Liquidity

The Company's cash and cash equivalents decreased $16.2 million in 1994, compared with an increase of $2.4 million in 1993 and a decrease of $13.3 million in 1992. The decrease in 1994 was due to the decline in revenue and gross profit margins partially offset by reduced operating costs and expenses. The increase in 1993 was due primarily to improved collections of accounts receivables, partially offset by the decline in revenue and margins and continued spending on new products. During 1994, 1993 and 1992, the Company paid dividends of $1.8 million $1.8 million and $0.3 million on the $1.00 preferred stock.

As of July 30, 1994, the Company had restricted cash of $4.3 million as compared to $4.5 million the prior year. The 1994 and 1993 balances were restricted primarily to cover various lines of credits, reflected as payables to banks. In 1993, $2.0 million of guaranteed dividends on the $1.00 preferred stock was included in the restricted cash balance.

During 1994 the Company withdrew $3.7 million of cash from an investment portfolio, which had $3.9 million of cash at the beginning of 1994, for the operations of the Company. The withdrawal and disposition of these funds has reduced the Company's liquid reserves for the internal financing of cash flow requirements.

Cash used for investment in fixed assets was $10.8 million in 1994, compared to $10.9 million in 1993 and $11.1 million in 1992. There are no material commitments for capital expenditures at the present time.

Accounts payable increased to $25.6 million in 1994 from $15.9 million in 1993. As cash and cash equivalents have declined the Company has utilized bank debt and trade account payables to finance its operations. The Company continued to work with its accounts payable creditors to extend additional credit and credit terms, thus maintaining functional relationships with such creditors during 1994. The Company has no significant purchase commitments outstanding as of July 30, 1994.

As of July 30, 1994, the Company has included in payables to banks an amount of $7.5 million payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the receivables of the Company's U.K., Dutch and German subsidiaries. The Company paid down the loan by $1.0 million in September 1994 and is in discussion with other various potential sources of financing to reduce the borrowings by a further $1.5 million. Upon conclusion of such financing the borrowings with International Factors B.V. will be secured by the U.K. and Dutch receivables.

The Company has a secured credit facility with The CIT Group/Credit Finance ("CIT"), which consists of a term loan and a revolving loan. As of July 30, 1994, the Company had borrowings against this facility of $3.3 million, the maximum based on the available collateral as of that date and the credit facility is callable at the option of the lender. The collateral for the revolving credit facility consists of the Company's U.S. trade receivables, certain trade receivables from independent foreign distributors, U.S. inventories, real property, contract rights and general intangibles, equipment and fixtures, and certain certificates of deposit issued to or for the account of the Company. Available borrowings are calculated by multiplying various percentages times the collateral, based upon type of inventory, type of account receivable and value of such certificates of deposit issued to or for the account of the Company. The credit facility also includes a restriction upon the payment of dividends, allowing dividends to be paid on the Company's $1.00 preferred stock, but prohibiting dividend payments on the Company's common stock.

The Company has available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at July 30, 1994 totaled $2.7 million after borrowings of $7.2 million.

During 1993 the Company settled two long standing patent-related legal actions brought against it by Northern Telecom Inc. ("NTI") and Compagnie Internationale de Services en Informatique, S.A. ("CISI"). Pursuant to these settlements, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million and paid CISI $1.0 million and $0.8 million. The Company also agreed to a ten-year note payable to NTI which requires annual $1.0 million payments each December. As of July 30, 1994 the Company owed CISI $0.2 million and NTI $6.1 million which were included in current and long-term debt (see note 11 to Consolidated Financial Statements). The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits in excess of $10.0 million in each of the 10 fiscal years beginning with fiscal 1993. During 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

The Company received subsequent to 1994 several one-time cash infusions.
During August 1994, the Company sold 700,000 shares of the Company's Common Stock for $1.8 million. The Company received subsequent to 1994 a settlement payment of $0.5 million from a defendant in patent infringement litigation brought by the Company. Patent infringement suits against other defendants are pending. Also, subsequent to 1994, the Company received the final $1.5 million insurance payment related to the fire in the Belgian subsidiary. The Company will continue to pursue additional one-time cash infusions as a means of augmenting cash during 1995. No assurances can be given that the efforts to pursue such cash infusions will be successful.

As an additional means of preserving cash flow for operations, the Company's Board of Directors elected to defer the October 15, 1994 preferred dividend payment to shareholders. If dividends are six quarters in arrears, the preferred stock shareholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share is exchangeable into two shares of common stock at the option of the holder.

The Company adopted, effective August 1, 1993, SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"), which superseded SFAS No. 96 and APB Opinion No. 11. The Company recorded a favorable cumulative accounting change effect of approximately $1.3 million in the first quarter of fiscal 1994 (see note 4 to Consolidated Financial Statements).

At July 30, 1994, the Company had available federal tax net operating losses aggregating approximately $133 million, expiring in various amounts beginning in 2001. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see note 4 to Consolidated Financial Statements).

Results of Operations

The following is a summary of the Company's sources of revenue for each of fiscal 1994, 1993 and 1992:

(In thousands)

                    			       1994 	      1993 	      1992
Sales:
	U.S.              		  	    $6,453  	   $5,757 	    $7,483
	Foreign          			       78,300 	    94,463 	   131,742
                     			    84,753  	  100,220 	   139,225

Service and other:
	U.S.               			      1,164 	     1,529 	     1,762
	Foreign             			    87,019 	   106,595 	   114,256
                     			    88,183 	   108,124 	   116,018

Total revenue 	         		$172,936    $208,344    $255,243

1994 Compared to 1993

Total revenue declined 17% to $172.9 million in 1994 from $208.3 million in 1993. The decline was due to a stronger U.S. dollar, on average, in 1994 as compared to the average U.S. dollar strength in 1993 as the Company incurred a $16.0 million decline in total revenue attributable solely to currency changes. In addition the French subsidiary incurred a sharp loss of business due to the loss of several significant accounts to competitors and accordingly suffered a total revenue loss of $11.7 million. The decline was also due to the sale of the Australian subsidiary in 1993 which accounted for total revenue of $4.2 million in 1993. The Company also incurred less significant declines in revenue in the Company's subsidiaries in Germany, Sweden and Holland attributable to performance declines resulting primarily from competitive pressures.

Operating income during 1994 included a fire insurance settlement gain of $0.9 million related to a fire in the second quarter in a leased warehouse facility in the Company's Belgian subsidiary. Operating income during 1993 also included $2.8 million in gains on a fire insurance settlement related to a fire in the French subsidiary, and an additional $2.5 million for business interruption coverage.

Gross profit margins during 1994 were 37.9% compared with 41.6% for 1993. Excluding the impact upon cost of sales of the fires noted above, gross profit margins during 1994 were 37.4% compared with 39.0% for 1993.

Operating expenses (research and development plus selling, general & administrative) during 1994 declined 9% from 1993 to $74.1 million. The decline was a result of cost-cutting actions taken over 1994 which significantly reduced costs of internal operations. In addition, operating expenses were favorably impacted by the stronger U.S. dollar.

Interest expense decreased slightly in 1994 from 1993 as the Company benefited from lower rates on borrowings in Europe and late in 1994 the Company renegotiated its loan with CIT and significantly lowered its borrowing rate in the U.S. The effect of lower interest rates more than offset a higher borrowing level.

Non-operating results for 1994 includes the $3.2 million write-off of an investment in a partially owned company, $0.7 million in foreign currency exchange rate losses on certain of the Company's intercompany payables and receivables and a $0.5 million fire settlement gain on fixed assets. Non-operating results for 1993 also included a fire settlement gain on fixed assets of $1.2 million. Interest income in 1994 declined significantly from 1993 as the average investment balance in 1994 declined due to the usage of cash in operations.

Prior to 1994, the Company's foreign subsidiaries reported their results to the parent on a one-month lag which allowed more time to compile results but produced comparability problems in management accounting. Due to improved internal applications, the one-month lag became unnecessary and therefore was eliminated subsequent to 1993 and prior to 1994. As a result, the July 1993 results of operations for the Company's foreign subsidiaries was recorded to the retained deficit. This action resulted in a charge of $5.5 million being recorded against the retained deficit. The loss incurred in July 1993 resulted primarily from a low revenue level, which is usual for the first month following the end of a fiscal year.

For a discussion of income tax expense for 1994 and 1993, see note 4 to Consolidated Financial Statements.

1993 Compared to 1992

Total revenue declined significantly during 1993 as compared to 1992. The decline was most evident in sales revenue which declined 28%, primarily in the Company's European subsidiaries. The decline was due to a recessionary economic climate in much of Europe, exacerbated by industry difficulties, and partially to the negative impact of a relatively stronger U.S. dollar compared to 1992. The decline in sales revenue was also the result of the mid-year sale of the Company's Australian subsidiary. In addition, sales were adversely impacted by the diversion of resources to effect the Company's transition away from reliance on traditional product lines and markets, and toward opportunities in the growing video conferencing and telephony markets. Serviceand other revenue declined during 1993, as compared to 1992, due mainly to the negative effect of the stronger U.S. dollar and the sale of the Australian subsidiary.

During the second quarter of 1993, the operations of the Company's French subsidiary were interrupted by a fire in its leased warehouse facility. The fire negatively impacted revenue in the subsidiary, but this was compensated for by business interruption insurance proceeds of $2.5 million. Operating income also included $2.8 million in gains on the fire insurance settlement related primarily to destroyed inventory and spare parts. Non-operating income included $1.2 million in gains on the fire insurance settlement related to destroyed fixed assets.

Gross profit margins during 1993 were 41.6% compared with 39.9% for 1992. Excluding the $2.5 million of business interruption insurance coverage and $2.8 million of gains on the fire insurance settlement which favorably impacted cost of sales, the gross profit margin for 1993 would have been 39.0%.

Operating expenses during 1993 declined significantly from 1992, as the Company's emphasis on improving operating efficiencies resulted in significant expense reductions in all major expense categories. Expenses were also favorably effected by the stronger U.S. dollar.

Operating results during 1993 were negatively impacted by $6.2 million of restructuring costs which were incurred to streamline the Company's internal operations and re-position its sales, marketing and support teams to benefit from the planned introduction of a broad range of new products. Over 97% of these restructuring costs were related to staff reductions, of which 51% of these costs are attributable to the French subsidiary, 23% are attributable to the U.S. operations and the remaining percentage are attributable to subsidiaries in Sweden, U.K., New Zealand, Germany and the Company's former subsidiary in Australia.

Interest expense increased $0.9 million in 1993 as compared to 1992, due primarily to an increase in debt resulting from the settlement of the NTI and CISI patent litigation's. Other non-operating expenses for 1993 were nominal, as foreign exchange losses resulting from the difficulties within the European exchange rate system and the general strengthening of the U.S. dollar against European currencies were essentially offset by interest income and the $1.2 million of insurance settlement gain related to the French fire. During 1992, non-operating expenses were negatively impacted by $15.3 million in patent litigation settlements with NTI and CISI, partially offset by interest income of $3.1 million, a $3.0 million gain on the curtailment of the U.K. pension and $2.3 million of foreign currency gains resulting from a weakening of the U.S. dollar during 1992.

For a discussion of income tax expense for 1993 and 1992, see note 4 to Consolidated Financial Statements.

ITEM 8.  Financial Statements and Supplementary Data.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Report of Ernst & Young LLP
Independent Auditors

Consolidated Financial Statements

  Consolidated Statements of Operations for the fiscal years 1994, 1993 and 1992

 	Consolidated Balance Sheets as of July 30, 1994 and July 31, 1993

  Consolidated Statements of Cash Flows for the fiscal years 1994, 1993 and 1992

	 Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years 1994, 1993 and 1992

  Notes to Consolidated Financial Statements

Supplementary Data


REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Datapoint Corporation

We have audited the accompanying consolidated balance sheets of Datapoint Corporation and subsidiaries (the Company) as of July 30, 1994 and
July 31, 1993 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended July 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 30, 1994 and July 31, 1993 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended
July 30, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, has negative working capital at July 30, 1994, and negative cash flows from operations for the year ended July 30, 1994. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.


                                                         /s/Ernst & Young LLP
                                                            Ernst & Young LLP


Dallas, Texas
November 14, 1994


CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries Fiscal Years 1994, 1993 and 1992 (In thousands, except share and per share data)

	                                           1994 	       1993 	       1992

Revenue:
	Sales	                                  $84,753 	   $100,220     $139,225
	Service and other	                       88,183 	    108,124 	    116,018
		Total revenue	                         172,936 	    208,344 	    255,243

Operating costs and expenses:
	Cost of sales	                           49,912 	     48,359 	     76,287
	Cost of service and other	               57,459 	     73,387 	     77,079
	Research and development	                 5,268 	      7,754 	      9,330
	Selling, general and administrative	     68,808 	     73,859 	     85,892
	Write-off of investment in foreign
  operations	                             57,657 	          -            -
	Reorganization/restructuring costs 	     14,853 	      6,243 	          -
		Total operating costs and expenses	    253,957 	    209,602 	    248,588

Operating income (loss)	                 (81,021)	     (1,258)	      6,655

Non-operating income (expense):
	Interest expense	                        (9,097)	     (9,349)	     (8,432)
	Other, net	                              (4,293)	       (291)      (7,324)
		Loss before income taxes,
  extraordinary credit and effect
  of change in accounting principle	     (94,411)	    (10,898)	     (9,101)
Income taxes 	                               354 	        961 	      1,308
		Loss before  extraordinary credit
  and effect	of change in accounting
  principle	                             (94,765)	    (11,859)	    (10,409)

Extraordinary credit:
	Utilization of tax loss carryforward	         - 	        599 	      1,653
		Loss before effect of change in
		  accounting principle	               $(94,765)	   $(11,260)	    $(8,756)

Effect of change in accounting
 principle	                                1,340 	          - 	          -

		Net loss	                             $(93,425)	   $(11,260)	    $(8,756)
Net loss, less preferred stock
 dividends paid or accumulated 	        $(95,209) 	  $(13,044) 	  $(16,357)

Net loss per common share:
	Before extraordinary credit and
  effect of change in accounting
  principle	                             $(6.69) 	     $(.97) 	    $(1.62)
	Utilization of tax loss carryforward	        - 	        .04 	        .15
	Effect of change in accounting
  principle	                                .09	           - 	          -
		Net loss	                              $(6.60)	      $(.93)      $(1.47)

Average common shares	                14,430,574 	 14,081,964 	 11,093,431

See accompanying Notes to Consolidated Financial Statements.





CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries July 30, 1994 and July 31, 1993
(In thousands, except share data)
                                               	       1994 	       1993
Assets

Current assets:
	Cash and cash equivalents	                          $6,241 	    $22,452
	Restricted cash and cash equivalents	                4,312 	      4,459
	Marketable securities	                                 334 	        789
	Accounts receivable, net of allowance for
  doubtful	accounts of $2,568 and $2,466,
  respectively	                                      44,379 	     45,090
	Inventories	                                        17,674 	     17,536
	Prepaid expenses and other current assets	           6,975 	      3,843
		Total current assets	                              79,915 	     94,169

Fixed assets, net	                                   29,088 	     27,950
Excess of cost of investment over net
 assets acquired, net	                                    - 	     58,216
Other assets, net	                                   18,431 	     21,940
		                                                 $127,434     $202,275

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
	Payables to banks	                                 $17,963 	   $14,129
	Current maturities of long-term debt 	               2,370 	     4,246
	Accounts payable	                                   25,649 	    15,914
	Accrued expenses	                                   37,732 	    26,683
	Deferred revenue	                                   13,728 	    12,579
	Income taxes payable	                                  760 	     1,208
		Total current liabilities	                         98,202 	    74,759

Long-term debt, exclusive of current maturities	     70,561 	    71,551
Other liabilities	                                    9,432 	     8,944

Commitments and contingencies

Stockholders' equity (deficit):
	Preferred stock of $1.00 par value.  Shares
  authorized 10,000,000; shares issued and
  outstanding 1,784,456 (aggregate liquidation
  preference $35,689).	                              1,784 	     1,784
	Common stock of $0.25 par value.  Shares
  authorized 40,000,000; shares	issued and
  outstanding 20,991,217, including treasury
  shares of 6,546,825 in 1994 and 6,637,065
  in 1993.	                                          5,248 	     5,248
	Other capital	                                    212,599 	   212,599
	Foreign currency translation adjustment 	          10,552 	     7,707
	Retained deficit	                                (226,977)	  (125,581)
	Treasury stock, at cost 	                         (53,967)	   (54,736)
		Total stockholders' equity (deficit)	            (50,761)	    47,021
		                                                $127,434    $202,275

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries Fiscal Years 1994, 1993 and 1992
(In thousands)
                    	                             1994 	      1993 	      1992
Cash flows from operating activities:
	Net loss 	                                   $(93,425)   $(11,260)    $(8,756)
	Adjustments to reconcile net loss to net
  cash provided from (used in) operating
  activities:
	Losses incurred in lag month eliminated	       (5,470)	         -           -
	Effect of change in accounting principle	      (1,340)	         -           -
	Depreciation and amortization	                 10,729	     11,083 	    12,898
	Write-offs of investment in foreign operations	57,657 	         -           -
 Write-off of investment in partially
  owned company                                  3,210           -           -
	Net realized losses (gains) on marketable
  securities	                                        -	        (26)        387
	Provision for unrealized losses (recoveries)
	  on marketable securities	                       454  	     (314)       (297)
	Realized gain on fixed assets fire settlement	   (534)     (1,165)          --
	Pension plan curtailment	                           - 	         -      (3,009)
	Provision for losses (recoveries) on accounts
  receivable	                                      803 	      (405) 	      530
	Changes in assets and liabilities:
		Decrease (increase) in receivables 	             801      17,643      (1,089)
		Decrease (increase) in inventory	              1,007 	     2,124        (729)
		Increase (decrease) in accounts payable
   and accrued expenses                         19,747	    (19,871)	    (1,680)
		Increase in other liabilities and deferred
   credits	                                        388 	     1,678       3,758
	Other, net	                                      (315)	       314 	    (1,198)
		Net cash provided from (used in) operating
   activities	                                  (6,288) 	     (199)        815

Cash flows from investing activities:
	Proceeds from marketable securities	                - 	        88 	     1,319
	Payments for fixed assets	                    (10,828)	   (10,874)	   (11,118)
	Proceeds from disposition of fixed assets	      2,426 	     7,739 	       744
	Other, net 	                                     (648) 	      510        (506)
		Net cash used in investing activities	        (9,050)	    (2,537)     (9,561)

Cash flows from financing activities:
	Payments on borrowings	                       (32,606)	   (51,746)    (50,958)
	Proceeds from borrowings	                      33,126 	    59,235  	   50,857
	Payments of dividends on preferred stock	      (1,784)	    (1,784)       (303)
	Disbursements related to Preferred Stock
  Exchange 	                                         -        (116)     (2,439)
	Restricted cash for letters of credit	            147 	      (240)     (4,219)
	Proceeds on sale of stock	                         52 	       763 	       125
	Other, net	                                         - 	         -          (8)
		Net cash provided from (used in) financing
   activities	                                  (1,065)      6,112      (6,945)

Effect of foreign currency translation on cash	    192 	      (945)      2,428
Net increase (decrease) in cash and cash
equivalents	                                   (16,211)	     2,431     (13,263)
Cash and cash equivalents at beginning
of year	                                        22,452 	    20,021      33,284
Cash and cash equivalents at end of year	       $6,241 	   $22,452 	   $20,021

Cash payments for:
Interest	                                       $8,781 	    $8,938  	   $8,549
Income taxes, net	                                 362 	     1,156 	     2,558

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Datapoint Corporation and Subsidiaries Fiscal Years 1994, 1993, and 1992
(In thousands)

					                                                                 Foreign
		                                    $4.94     $1.00		               Currency
	                             Common  Preferred Preferred	  Other     Translation	  Retained	     Treasury
	                             Stock 	 Stock 	   Stock 	     Capital   Adjustment     Deficit        Stock

Balance at July 27, 1991	     $5,276   $2	000 	       -     $257,911 	   $8,207 	 $(100,373)     	(101,595)

Net loss	                          - 	      - 	       -            - 	        - 	    (8,756)             -
Common stock options
 exercised-new shares	            12 	      - 	       -           28 	        - 	         - 	            -
Dividends paid on preferred
 stock	                            - 	      - 	       -            - 	        - 	      (303)             -
Foreign currency translation
 adjustment                        - 	      - 	       -            -     15,033 	         - 	            -
Preferred Stock Exchange	          - 	 (2,000)    1,869	     (44,022)         - 	         - 	       41,500
Exercise of Intelogic Option	    (42)       - 	     (85)         127 	        - 	         - 	            -
Treasury stock:
	Retirement of $4.94
  preferred stock	                 - 	      - 	       - 	     (1,455)	        - 	         - 	        1,455
	Common issued to 401(k)
  Plan	                            - 	      - 	       - 	          - 	        - 	       (82)           130
Balance at August 1, 1992	     5,246	       -     1,784 	    212,589   	 23,240    (109,514)	      (58,510)
Net loss	                          - 	      - 	       - 	          - 	        - 	   (11,260)             -
Common stock options
 exercised-new shares	             2 	      - 	       - 	         10 	        - 	         - 	            -
Dividends paid on preferred
 stock	                            - 	      - 	       - 	          - 	        - 	    (1,784)             -
Foreign currency
 translation adjustment	           - 	      - 	       - 	          - 	  (15,533)	         - 	            -
Treasury stock:
	Common issued to 401(k)
  Plan	                            - 	      - 	       - 	          - 	        - 	        (6)            13
	Common stock options
  exercised	                       - 	      - 	       - 	          - 	        - 	    (3,017)         3,761
Balance at July 31, 1993	      5,248 	      -  	  1,784      212,599 	    7,707    (125,581)	      (54,736)

Losses incurred in lag
 month eliminated	                 - 	      -         - 	          - 	        -  	   (5,470)             -
Net loss	                          - 	      - 	       - 	          - 	        - 	   (93,425)             -
Common stock options
 exercised-new shares	             -	       - 	       - 	          - 	        - 	      (717)           935
Dividends paid on preferred
 stock	                            - 	      - 	       -            - 	        - 	    (1,784)             -
Foreign currency
 translation adjustment	           - 	      -         - 	          - 	    2,845	          - 	            -
Treasury stock:
	Common issued to 401(k)
  Plan	                            - 	      - 	       - 	          - 	        - 	         -              6
	Common stock options
  exercised	                       - 	      - 	       - 	          - 	        - 	         -           (172)
Balance at July 30, 1994	     $5,248 	      -    $1,784     $212,599 	  $10,552   $(226,977)	     $(53,967)

See accompanying Notes to Consolidated Financial Statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Datapoint Corporation and Subsidiaries July 30, 1994, July 31, 1993 and August 1, 1992
(Dollars in thousands, except share data)

1.  Summary of Significant Accounting Policies

Liquidity

In the current year, the Company's operating results continued to be adversely affected by competition in the networking marketplace and highly competitive pricing. Additionally, while the Company has increased its emphasis on the telephony and video conferencing markets and management believes these markets have significant opportunities, revenues have been substantially below the Company's expectations.

As a result, the operating loss for 1994 was $81,021 with negative working capital at July 30, 1994 of $18,287 and negative cash flows from operations of $6,288 for the year ended July 30, 1994.

Management has undertaken several plans to improve operations, and reduce negative working capital and negative cash flows. These plans include strengthening its direct sales, support and engineering efforts to respond to the growing video conferencing market. The Company has also announced several new products and new peripherals which they hope will reverse the downward trend in sales. It will be necessary for the Company to reverse this downward trend in sales if it is to meet its various obligations. Additionally, the Company's viability as a going concern is ultimately dependent on a return to profitability. However, the effectiveness of these plans can not necessarily be assured.

The Company has also aggressively pursued cost-cutting actions including reductions of personnel whose skills do not fit with the Company's future plans (see note 2 for discussion of a statutory plan of reorganization for one of the Company's European subsidiaries and related severance costs). Management has also actively undertaken other actions to supplement the cash flow from operations, including the sale of common stock, potential sale of assets, patent infringement claims and other cash infusions. These additional infusions are necessary to meet certain of the Company's obligations, including interest of $2,857 on its 8-7/8% convertible subordinated debentures payable on December 1, 1994 (see note 11). While management anticipates meeting this obligation, no assurances can be given that sufficient funds will be available. In the event the payment is not made within the 30-day period following
December 1, 1994, the resulting default would entitle the holders of the debentures to elect to declare the entire indebtedness of $64,394 as immediately due and payable. Such a default would likely result in defaults in certain of the Company's other debt instruments.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Fiscal Year

The Company utilizes a 52-53 week fiscal year. References to 1994, 1993 and 1992 are for the 52-week periods ended July 30, 1994, July 31, 1993 and the 53-week period ended August 1, 1992.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

Prior to 1994, the Company's foreign subsidiaries reported their results to the parent on a one-month lag which allowed more time to compile results but produced comparability problems in management accounting. Due to improved internal applications, the one-month lag became unnecessary and therefore was eliminated subsequent to 1993 and prior to 1994. As a result, the July 1993 results of operations for the Company's foreign subsidiaries was recorded to the retained deficit. This action resulted in a charge of $5,470 being recorded against the retained deficit. The loss incurred in July 1993 resulted primarily from a low revenue level, which is usual for the first month following the end of a fiscal year.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less from date of acquisition and as a result the carrying value approximates fair value because of the short maturity of those instruments. At July 30, 1994, the Company has $4,312 of restricted cash.
The amount collateralizes various lines of credit payable to banks which are recorded as current liabilities.

Marketable Securities

Marketable securities are stated at the lower of cost, determined on a first-in, first-out basis, or market at the balance sheet date and consist of equity securities. At July 30, 1994, the carrying value of marketable securities is based on quoted market prices.

Inventories

Inventories are stated at the lower of standard cost (approximates first-in, first-out) or market (replacement cost as to raw materials and net realizable value as to work in process and finished products).

Fixed Assets

Fixed assets are carried at cost and depreciated for financial purposes using straight-line and accelerated methods at rates based on the economic lives of the assets, which are generally as follows:

	Buildings and land improvements	                    5-30 years
	Machinery, equipment, furniture and fixtures 	      3-10 years
	Equipment leased to customers	                         4 years
	Field support spares	                                  3 years

Major improvements that add to the productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred.

Debt

The carrying amounts and the fair values of the Company's debt at July 30, 1994 are:

                                              			Carrying	    Fair
			                                              Amount	      Value
	8-7/8% convertible subordinated debentures	     $64,394      $33,807
	All other debt	                                   8,537  	     8,537

The fair value of the Company's 8-7/8% convertible subordinated debentures is based on a quoted market price at July 29, 1994. The carrying value of all other debt is stated at fair value as the borrowings are at current market borrowing rates or the debt is stated at net present value for zero interest notes (see note 11).

Translation of Foreign Currencies

Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year.

Reclassifications

Certain reclassifications to the financial statements for prior years have been made to conform to the 1994 presentation.

Revenue Recognition

Revenue is recognized in accordance with the following criteria:

	(a)	Sales revenue is generally recognized at the time of shipment.
	(b)	Software revenue is recognized when the program is shipped, or as the monthly license fees accrue, or over the terms of the support agreement.
	(c)	Service revenue is recognized ratably over a contractual period or as services are provided.
	(d)	Lease revenue is recognized on the operating method ratably over the term of the lease.

Excess of Cost of Investment Over Net Assets Acquired

The excess of cost of investment over net assets acquired was amortized on a straight-line basis, over 40 years, following the date of purchase.

The write-offs of investments in the Company's international operations ("Goodwill") was recorded in the fourth quarter of 1994 and was the result of a reassessment of the carrying value of the Company's intangible assets. The Company periodically reviews the carrying value of its intangible assets.
The performance of the Company's European subsidiaries began to worsen in 1993 as the operating performance of certain of these subsidiaries turned negative. Revenue during 1993 of these subsidiaries declined 15% from the 1992 level. The Company's projections for 1994 were for all the European subsidiaries to return to the profitability level of 1992 and the future projections for these operations was adequate to support the related goodwill balance. However, in 1994, revenue for the European subsidiaries experienced a 16% decline from the 1993 level and cash flow from certain of these operations was negative for the second year in a row. Accordingly, at the end of 1994 the Company performed a review of the carrying value of it's goodwill. The resulting long-term projections of earnings before interest, depreciation and amortization on an undiscounted basis were insufficient to support the goodwill balance. As a result of these long-term projections and the historical declines in revenue and increased operating losses, the Company recorded a write-off of the entire remaining goodwill balance of $57,657.

Income Taxes

The provision for income taxes is reduced by investment tax credits, which are recognized in the year the assets giving rise to the credits are placed in service (flow-through method) or when realized for income tax purposes, if later.

No tax provision has been made for the undistributed earnings of foreign subsidiaries as management expects these earnings to be reinvested indefinitely or received substantially free of additional tax.

In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"), which superseded SFAS No. 96 and
APB Opinion No. 11. The adoption of this new standard had a favorable cumulative accounting change effect of $1,340 recorded in the first quarter of fiscal 1994 (see note 4).

Loss per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during each year presented. The Company's common stock equivalents, which include convertible debt, were antidilutive for the years presented and, therefore, were excluded from the computation. The 1994, 1993 and 1992 computations include the effect of dividends paid or accumulated on preferred stock of $1,784, $1,784, and $7,601, respectively. Dividends of $1,784 were paid during 1994 and 1993, and dividends of $303 were paid during the fourth quarter of 1992 on the $1.00 preferred stock. All other dividends accrued during 1992 were not paid, and were eliminated in the exchange of $4.94 preferred stock for $1.00 preferred stock.

2.  Reorganization/Restructuring Costs

The Company recorded $13,360 of charges in the fourth quarter of 1994 as a result of the implementation of a statutory plan of reorganization for one of its European subsidiaries. Management developed the plan, which is subject to administrative approval, as a result of a continued decline in revenues resulting from the loss of several significant accounts. These charges relate principally to severance costs associated with the termination of approximately 140 employees spread throughout sales, service, and general and administrative positions involved in this European subsidiary. The plan is expected to be completed during 1995. Management expects to fund these charges through cash inflows of the Company. These charges have been classified as current liabilities (see note 10) but up to approximately $6,000 may be deferred and paid out on a long-term basis depending on the outcome of the administrative proceeding. Upon completion of the plan the Company expects annual savings to exceed $10,000. Although the plan may have a negative impact upon revenue, the Company does not believe that such impact will be material. In addition to the charges pertaining to the European subsidiary, the Company recorded $1,493 in Company-wide reorganization charges related to reductions of personnel whose skills do not fit with the Company's future plans.

During 1993, the Company implemented a restructuring plan designed to improve the Company's internal operations and re-position its sales and marketing teams to benefit from the planned introduction in fiscal 1994 of a broad range of new products. As a result, the Company recorded restructuring charges of $6,243 primarily related to staff reductions of which 51% of these costs are attributable to the French subsidiary, 23% are attributable to the U.S. operations and the remaining percentage are attributable to subsidiaries in Sweden, U.K., New Zealand, Australia and Germany.

3.  Non-operating Income (Expense)
                                              	       1994 	    1993 	    1992
Interest earned	                                      $313  	 $2,018  	 $3,141
Realized gain on fixed assets fire settlement	         534 	   1,165 	       -
Write-off of investment in partially owned company	 (3,210)        -	        -
Net unrealized recoveries (losses) on marketable
 securities	                                          (454)	     314       297
Foreign currency gains (losses)	                      (718)	  (2,361)	   2,318
Settlement of litigation 	                               - 	       -   (15,282)
Pension plan curtailment     	                           - 	       - 	   3,009
Other  	                                              (758)	  (1,427)	    (807)
 	                                                 $(4,293)	   $(291)  $(7,324)

The $3,210 write-off of an investment in a partially owned company was recorded in the fourth quarter of 1994 and resulted from a reassessment of the carrying value of the asset in light of a sharp decline in the performance of the partially owned company. The write-off was recorded upon a succession of weakening quarterly operating performances.

4.  Income Taxes

Effective August 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes" prospectively. SFAS No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes.

As a result of adoption of SFAS No. 109, the Company recorded additional deferred income tax assets of $2,075, after a valuation allowance of $66,720, and increased deferred income tax liabilities by $735 which, in total resulted in a $1,340 credit ($.09 per share) for the cumulative effect of the accounting change.

                                           	      1994 	      1993 	      1992
Income (loss) before income taxes,
  extraordinary credit and effect of
  change in accounting principle:
	U.S.                                         $(11,430) 	   $2,646    $(16,083)
	Outside the U.S.	                             (82,981) 	  (13,544)      6,982
			                                           $(94,411)   $(10,898)    $(9,101)

Provision for income taxes:
	U.S. federal:
		Current	                                         $73 	       $32 	      $617
		Deferred	                                          -	       (221)	    (1,980)
		                                                 $73 	     $(189) 	  $(1,363)

	Outside the U.S.:
		Current	                                         (61)        793 	     1,066
		Deferred	                                        342 	      (242)        (48)
		Charge in lieu of income taxes	                    - 	       599 	     1,653
			                                                281 	     1,150 	     2,671

Total provision	                                  $354 	      $961 	    $1,308

The differences between the tax provision in the financial statements and the tax expense computed at the U.S. federal statutory rates are:

		                                                1994 	      1993 	      1992
Tax expense (benefit) at statutory rate	      $(33,043)	   $(3,705)	   $(3,094)
Increase (decrease) in taxes resulting from:
	Benefit of U.S. tax loss not recognized 	       3,298 	         - 	     4,768
	Foreign losses and other transactions on
  which a tax benefit could not be recognized	   9,288 	     3,684 	     1,136
	Adjustment of prior year taxes	                     -	       (336)	    (1,390)
	Nondeductible amortization and write-off
	 of intangible assets	                         20,875 	       712 	       724
	Effect of foreign tax refunds and U.S. tax
	 associated with dividends paid 	                  73 	       143          33
	Effect of federal tax rate less than
  (greater than) foreign tax rates	                142 	       452        (839)
	Benefit of operating loss carryforwards	         (286)	         -           -
	Other, net	                                         7 	        11         (30)
Provision for income taxes	                       $354 	      $961 	    $1,308

The undistributed earnings, indefinitely reinvested in international business, of the Company's foreign subsidiaries aggregated approximately $17,000 at July 30, 1994. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

The primary components of deferred income tax assets and liabilities at July 30, 1994 are as follows:
	                                   1994
Deferred income tax assets:
	Property, plant and equipment	   $3,955
	Loss and credit carryforwards	   68,213
	Accrued restructuring costs 	     4,453
	Other	                            9,180
	                                 85,801
Less: valuation allowance	        82,217
	                                  3,584
Deferred income tax liabilities:
	Accrued retirement costs	        (2,141)
	Other	                             (988)
	                                 (3,129)
Net deferred income tax asset	      $455

At July 30, 1994, the net deferred income tax asset of $455 was presented in the balance sheet, based on tax jurisdiction, as deferred income tax assets of $2,742 and deferred income tax liabilities of $2,287.

Timing differences at July 31, 1993, consisted primarily of differences in depreciation rates, accrued retirement costs, accrued restructuring costs, and legal settlements not deducted for tax purposes.

At July 30, 1994, the Company has tax operating loss carryforwards approximating $133,000 and $30,000 for federal and foreign tax purposes, respectively, expiring in various amounts beginning in 2001 and 1995, respectively. Federal long-term capital loss carryforwards of $19,000 expire in various amounts beginning in 1995. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company.

The Company has unused investment, research, and alternative minimum tax credits for income tax purposes at July 30, 1994 of approximately $3,700 expiring at various dates through 2001 which may be used to offset future tax liabilities of the Company. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

Income taxes paid were $362, $1,156 and $2,558 for 1994, 1993 and 1992, respectively.

5.  Marketable Securities

Marketable securities are stated at market value for 1994 and 1993. Cost for marketable securities was $4,573 for both 1994 and 1993. At July 30, 1994, gross unrealized losses were $4,239, which represents the excess of cost over market value. There were no gross unrealized gains as of July 30, 1994.

6.  Inventories

              				     1994 	     1993

Finished products			$10,416  	  $9,876
Work in process			    1,601 	    2,041
Raw materials		  	    5,657 	    5,619
                 			$17,674 	  $17,536

7.  Fixed Assets

                                                         Accumulated
                                             	   Cost	   Depreciation    Net

July 30, 1994
Property, plant and equipment:
	Buildings and land improvements  	             $19,736 	  $14,102 	    $5,634
	Machinery, equipment, furniture and fixtures 	  88,213     75,959 	    12,254
	Land ($5,500 held for sale) 	                    6,856 	        - 	     6,856
                                           			  114,805 	   90,061 	    24,744
Field support spares	                            15,262     11,337 	     3,925
Equipment leased to customers  	                  5,009 	    4,590 	       419
			                                            $135,076   $105,988 	   $29,088

July 31, 1993
Property, plant and equipment:
	Buildings and land improvements  	             $19,276 	  $13,430 	    $5,846
	Machinery, equipment, furniture and fixtures 	  84,896 	   74,600 	    10,296
	Land 	                                           6,807 	        - 	     6,807
			                                             110,979 	   88,030 	    22,949
Field support spares	                            18,763     14,294       4,469
Equipment leased to customers  	                 14,294 	   13,762 	       532
			                                            $144,036   $116,086 	   $27,950

8.  Lease Commitments

The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases for 1994, 1993 and 1992 was $9,137, $10,785, and $13,314, respectively. Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

At July 30, 1994, future minimum lease payments for noncancelable leases totaled $37,790 and are payable as follows:
1995-$7,666; 1996-$7,058; 1997-$5,281; 1998-$4,472; 1999-$4,203 and
$9,110 thereafter.

9.  Payables to Bank

As of July 30, 1994, the Company has included in payables to banks an amount of $7,500 payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the receivables of the Company's U.K., Dutch and German subsidiaries. The Company paid down the loan by $1,000 in September 1994 and is in discussion with other various potential sources of financing to reduce the borrowings by a further $1,500. Upon conclusion of such financing the borrowings with International Factors B.V.will be secured by the U.K. and Dutch receivables.

The Company has a secured credit facility ("Credit Facility") with The CIT Group, with a maximum borrowing level of $7,500, given sufficient collateral. The Credit Facility consists of a term loan and a revolving loan. The borrowings outstanding under the Credit Facility, as of July 30, 1994, were $3,312, the maximum based upon the available collateral as of that date, and the Credit Facility is callable at the option of the lender. The borrowing consists of $2,246 related to the revolving loan and included in payables to banks, and $1,066 related to the term loan and included in current maturities of long-term debt. The collateral for the revolving Credit Facility consists of the Company's U.S. trade receivables and certain trade receivables from independent foreign distributors, U.S. inventories, real property, contract rights and general intangibles, equipment and fixtures, and certain certificates of deposit issued to or for the account of the Company.
The Credit Facility requires that the Company meet a number of non-financial covenants on an ongoing basis. The Credit Facility also requires the Company to pay down the term loan subsequent to the sale of certain assets. The Credit Facility expires in June 1995. The Credit Facility also includes a restriction upon the payment of dividends, allowing dividends to be paid on the Company's $1.00 preferred stock; but prohibiting dividend payments on the Company's common stock.

The Company has other borrowings of $1,000 and available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at July 30, 1994 totaled $2,662 after borrowings of $7,217 which were included in payables to banks.

10.  Accrued Expenses

 	                                                           1994 	     1993

Salaries, commissions, bonuses and other benefits	         $8,839    $10,680
Taxes other than income taxes	                              6,986 	    5,378
Reorganization/restructuring costs	                        13,988 	    2,565
Other 	                                                     7,919 	    8,060
	                                                         $37,732 	  $26,683

11.  Long-Term Debt
	                                            Maturities	     1994 	     1993

8-7/8% convertible subordinated debentures  	   2006      $64,394    $64,394
Domestic term loan, average interest 9.4%	      1995	       1,066 	    2,158
6.5% to 9.0% real estate notes	             1995 - 1999	      993 	    1,361
Non interest bearing note-NTI	                  2002	       6,094 	    6,503
Non interest bearing note-CISI	                 1995	         195 	    1,083
Other obligations 	                             1996	         189 	      298
                                                           72,931 	   75,797
Less: current maturities		                                  2,370 	    4,246
                                                          $70,561 	  $71,551

Interest on the 8-7/8% convertible subordinated debentures is payable semiannually on June 1 and December 1. The debentures are subordinated in right of payments to all senior indebtedness, as defined, and are convertible into common stock of the Company at any time prior to the close of business on June 1, 2006, unless previously redeemed. Each one thousand dollar principal amount debenture is convertible into 55.231 shares of common stock and, as of July 30, 1994, there were 3,556,545 shares reserved for possible issuance. The debentures are entitled to a mandatory sinking fund, which commenced June 1, 1991, of $5,000 annually. The Company, at its option, may increase the sinking fund payment to $10,000 and may also receive credit against mandatory sinking fund payments for debentures acquired through means other than the sinking fund. The Company has applied
$20,000 in previous debenture retirements against the sinking fund requirements for 1991 through 1994. The Company also intends to apply previous debenture retirements of $15,606 through July 30, 1994 against the sinking fund requirements for 1995 through 1997. The debentures are also redeemable at the option of the Company, in whole or in part, at any time at 100% of the principal amount together with accrued interest to the date of redemption.

During fiscal 1985, the Company's Board of Directors authorized management to make repurchases of up to $25,000 aggregate face value amount of its 8-7/8% convertible subordinated debentures. Prior to 1992, the Company had repurchased debentures having a total face value of $21,054 under this plan. There were no such repurchases made in 1992, 1993, or 1994.

During fiscal 1993, the Company settled two long standing legal patent actions brought against it by Northern Telecom Inc. ("NTI") and Compagnie Internationale de Services en Informatique, S.A. ("CISI"). The Company agreed to a ten-year note payable to NTI which requires annual $1,000 payments beginning in December 1993. The Company is also obligated to contingent payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12,500, are to be paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits in excess of $10,000 in each of the 10 fiscal years beginning with fiscal 1993. Pursuant to these settlements, during 1994, the Company paid NTI and CISI $1,000 and $1,000, respectively. At July 30, 1994 the nine remaining $1,000 annual payments to NTI were discounted at a 10.0% effective rate. During 1994 and 1993, the Company incurred no liability to make the contingent payments as a result of the net losses incurred.

Aggregate annual maturities of long-term debt are as follows: 1995--$2,370; 1996--$769; 1997--$749; 1998--$5,159; 1999--$5,714 and $58,170 thereafter.

12.  Stockholders' Equity (Deficit)

During 1994, employees and directors of the Company exercised 113,274 options for shares of common stock. In addition, the Company repurchased and placed into treasury stock 24,023 shares from the Company's U.S. 401(k) retirement and savings plan. Also related to this plan, the Company issued 989 shares from treasury stock to participants.

In the fourth quarter of 1992, the Company completed an exchange of 1,931,218 shares of $4.94 preferred stock for 1,869,456 shares of $1.00 preferred stock and 3,862,436 shares of common stock ("the Preferred Stock Exchange"). The $1.00 preferred stock has a liquidation preference of $20.00 per share and cumulative dividends of $1.00 annually. If dividends are six quarters in arrears, the preferred stock shareholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share is exchangeable into two shares of common stock at the option of the holder. These new directorships will be filled annually by the preferred shareholders voting as a separate class until the dividends in arrears have been paid in full. As an additional means of preserving cash flow for operations, the Company's Board of Directors elected to defer the October 15, 1994 preferred dividend payment to shareholders.

In August 1994, subsequent to the balance sheet date, the Company sold
700,000 shares of its common stock held in treasury for $1,750 in a transaction outside the United States pursuant to Regulation S of the Securities and Exchange Commission. The Company utilized the proceeds for working capital needs. In addition, in September 1994, the Company reached an agreement with Intelogic Trace, Inc. ("Intelogic"), in conjunction with Intelogic's court approved reorganization, to cancel its option to repurchase at $.75 per share, its common stock held by Intelogic in exchange for all of the Company's holding of Intelogic preferred stock, which had no carrying value. As a result of the exchange, the Company received from Intelogic 2,400,000 shares of Datapoint common stock. Had these transactions occurred at the beginning of 1994 the impact on the earnings per share calculations, would have increased the loss per common share to $(7.42) from $(6.60) per share.

13.  Stock Option Plans

At July 30, 1994, 2,557,537 shares were reserved for issuance in connection with the Company's stock option plans. Total options outstanding for all plans total 1,524,873 and are exercisable at an average price of $4.13.

Under the Company's employee stock option plans, officers and other key employees may be granted options to purchase common stock and related stock appreciation rights. Under the terms of these plans, options may be granted at no less than 75% of fair market value and expire no later than ten years from the date of grant. The Board may grant options exercisable in full or in installments, and has generally granted options at fair market value exercisable in two to four installments beginning one year from the date of grant. As of July 30, 1994 and July 31, 1993, options for 561,209 and 282,729 shares, respectively, under all employee plans were exercisable and no stock appreciation rights had been granted. Options outstanding as of July 30, 1994 have an average exercise price of $4.43 and expire during the period
August 1994 through June 2004.


	                                          Employee Stock Option Plans
                   	                 Price Range    	     Number of Share
                                   	  of Shares       	  Under     Available
                   	                 Under Option    	  Option   	for Option
Outstanding at July 31, 1993	        $1.38-8.00        1,195,658 	   951,653
Shares authorized	                        - 	                  - 	         -
Granted	                              2.50-7.25 	        276,989 	  (276,989)
Exercised	                            1.38-5.62 	       (103,274)	         -
Canceled	                             1.38-7.13 	        (84,500)	    84,500
Expired	                                  - 	                  - 	    (1,500)
Outstanding at July 30, 1994	        $1.38-8.00        1,284,873 	   757,664

During 1992, the 1985 Director Stock Option Plan was terminated.  As of
July 30, 1994, there were continuing options for 50,000 shares outstanding from this plan which expire five years from the date of grant. The 1985 Plan was replaced by the 1991 Director Stock Option Plan. This plan greatly resembles the terminated 1985 Plan and provides for a one-time grant of an option to purchase, at fair market value as of the date of the grant, 25,000 shares of common stock to each director, and an additional 50,000 shares to the present and any newly elected Chairman of the Board. The 1991 Plan does not grant any options to individuals holding options under the 1985 Plan. The Plan includes both employee and non-employee directors and options expire five years from the date of grant. Total director options outstanding as of July 30, 1994 have an average exercise price of $2.53 and expire during the period April 1996 through May 1997.


	                                      Director Stock Option Plans
	                                   Price Range  	  Number of Shares
	                                   of Shares    	 Under  	 Available
                                  	Under Option 	 Option   for Option
Outstanding at July 31, 1993	      $1.88-3.06 	  250,000 	  275,000
Shares authorized	                      - 	            - 	        -
Granted	                                - 	            - 	        -
Exercised	                             2.50 	    (10,000) 	       -
Canceled	                               - 	            - 	        -
Expired                	                - 	            - 	        -
Outstanding at July 30, 1994  	    $1.88-3.06 	  240,000 	  275,000

14.  Information Relating to Business Segments and International Operations

Business Segment Information

The Company operates in one industry and is an international computer and communications systems marketer, manufacturer and developer. Additionally, the Company provides maintenance services on its products in the United States through Intelogic, and services its products outside the United States through its international distributors and subsidiaries.

International Operations

The Company conducts the majority of its international marketing and service operations through its subsidiaries and, to a lesser extent, through various distributorship arrangements. The Company's manufacturing is performed domestically, and the Company's policy is to transfer products between affiliates at prices which reflect market conditions. Financial information on a geographic basis follows:

                                  	             1994 	       1993 	       1992
Revenue - unaffiliated customers:
  United States 	- domestic       	           $7,617  	    $7,286  	    $9,245
		               - export sales   	            6,174 	      8,039 	      7,828
  Europe                 	                   156,403   	  185,595   	  219,553
  Other international            	             2,742 	      7,424  	    18,617
   Total revenue from unaffiliated customer	 172,936 	    208,344 	    255,243

Revenue - intercompany:
  United States	                              20,868  	    24,910  	    40,495
  Europe	                                        518 	        516 	        759
  Other international	                             7 	         62 	        793
  Eliminations                   	           (21,393) 	   (25,488)	    (42,047)
    Total consolidated revenue              $172,936     $208,344     $255,243

Operating income (loss):
  United States	                             $(8,728) 	    $1,080 	     $5,636
  Europe	                                    (72,517)	     (5,376)	      2,952
  Other international	                          (904)	     (1,297)	        881
  Eliminations            	                    1,128	       4,335	      (2,814)
    Total operating income (loss)	          $(81,021)	    $(1,258)	     $6,655

Identifiable assets:
  United States	                             $43,595   	  $57,506   	  $61,873
  Europe	                                     87,159 	    156,320   	  195,649
  Other international	                         1,250 	      1,384 	      8,435
  Eliminations	                               (4,570)	    (12,935)	    (17,144)
    Total identifiable assets               $127,434     $202,275     $248,813

Included in identifiable assets for 1993 is the excess of the cost of the foreign investments over the value of the net assets acquired. The balance was written-off in 1994 as part of a reassessment of the carrying value in light of the financial condition of the Company. Accumulated amortization and write-down of this excess was $110,476 at July 30, 1994 and $50,797 at July 31, 1993.

As the value of the U.S. dollar weakens, net assets recorded in local currencies translate into more U.S. dollars than they would have at the previous year's rates. Conversely, as the U.S. dollar becomes stronger, net assets recorded in local currencies translate into fewer U.S. dollars than they would have at the previous year's rates. The translation adjustments, resulting from the translation of net assets, amounted to a unfavorable
$2,845 and $15,033 in 1994 and 1992 respectively, reflecting a weakening
U.S. dollar, at the balance sheets dates, in those years. During 1993 the U.S. dollar strengthened and resulted in a favorable translation adjustment of $15,533 at the balance sheet date.

15.  Retirement Income Plans

Retirement expenses incurred by the Company were as follows:

                                  	   1994 	   1993 	   1992
U.S.:
  Matching contributions          	   $143 	   $138 	   $137
  Profit sharing contributions	          - 	      -	     323
                             	         143 	    138      460
Outside the U.S.:
  Defined benefit plans	               119 	     (8)     778
  Other plans                    	     600 	     65 	    349
                            	          719 	     57 	  1,127

                                  	   $862 	   $195   $1,587

U.S. Plan

The Company adopted a 401(k) retirement and savings plan effective
January 1988. The plan covers all full-time employees who have been employed for at least 12 months. The Company's retirement and savings plan contribution has been a 25% matching contribution for employee contributions up to 5% of each employee's compensation. At the Board's discretion, the Company may also contribute a profit sharing amount to the plan that is contingent upon the performance level of the Company at the net income line. During 1993 the Company reversed the $323 that was accrued for profit sharing in 1992.

Plans Outside the U.S.

Most of the Company's foreign subsidiaries provide retirement income plans which conform to the practice of the country in which they do business. The types of company-sponsored plans in use are defined benefit and defined contribution.

Five of the Company's subsidiaries, including the United Kingdom, utilize defined benefit plans with employee benefits being based primarily on years of service and wages near retirement. The plans cover all full-time employees who have been employed for at least 12 months. Obligations under these plans are funded primarily through fixed rate of return investments, primarily insurance policies, except for Germany where reserves are established for the obligations. During 1992, the Company curtailed, but has not settled, the defined benefit plan in the United Kingdom. This action resulted in the recognition of a curtailment gain of $3,009.

The Company's United Kingdom and New Zealand subsidiaries have defined contribution plans. During 1992, Australia and New Zealand had a defined contribution plan. Retirement expenses related to defined contribution plans declined in 1993, as compared to 1992, due primarily to a relatively expensive Australian plan. The 1994 plans cover all full-time salaried employees who have been employed for at least 12 months and contributions are based upon a percentage of compensation. Obligations under these plans are funded primarily through deposits in pooled investments or insurance policies.


                                             	   1994 	    1993 	   1992

Defined benefit plans:

 Service cost             	                      $773 	  $1,329   $1,880
 Interest cost               	                  1,770 	   1,917 	  2,067
 Actual return on assets       	                 (926)	    (860)	 (2,803)
 Net amortization and deferral                	(1,498)   (2,394)	   (366)

Net pension cost           	                     $119 	     $(8)    $778

The funded plan status at July 30, 1994 and July 31, 1993 was:

	                                     1994                        1993

                                 Over-    		Under-         Over-      Under-
                                 funded   		funded      	  funded     funded
Actuarial present value of:

 Vested benefits        	        $16,389 	  $3,234         $15,059 	 $2,402

 Accumulated benefit
  obligations            	       $16,699 	  $3,815         $15,431 	 $3,337

 Projected benefit
  obligations            	       $17,619 	  $5,624         $16,605 	 $5,672

Plan assets at fair value	        21,259 	     918 	        21,951 	    755
Plan assets in excess of
 (less than) projected
 benefit obligation	               3,640 	  (4,706)	         5,346 	 (4,917)
   Unrecognized net
   (gain)loss	                     1,519	   (1,955)	          (511)    (989)
   Unrecognized transition
     net loss	                       806 	      31 	           791 	     32
Prepaid (accrued) pension
 cost                   	         $5,965   $(6,630)	        $5,626  $(5,874)


Actuarial assumptions used to determine funded status for 1994 and 1993 varied between subsidiaries. Discount rates used to determine projected benefit obligations range from 5.0% to 9.0% in 1994 and 1993. Rates of increase in future compensation levels range from 3.0% to 3.5% in 1994 and 3.5% to 5.0% in 1993. The long-term rates of return on plan investments range from 5.0% to 10.0% in 1994 and 1993, and 6.5% to 10.5% in 1992.

16.  Certain Relationships and Related Transactions

The Company's directors Messrs. Agranoff, Edelman, and Kail are also directors of Intelogic, comprising three of Intelogic's seven directors. As such, they receive compensation and/or benefits from Intelogic. Also, these three directors may be deemed to beneficially own approximately 14% of Intelogic's common stock. In addition, they have options to purchase shares of Intelogic common stock equal in the aggregate to approximately 4% of the amount presently outstanding.

Since the 1985 spin-off of Intelogic, the Company has engaged in and continues to engage in various transactions with Intelogic. All such transactions are billed to Intelogic by the Company at its cost. All other transactions between the Company and Intelogic are pursuant to a Master Maintenance Agreement entered into at the time of the spin-off and relate to the ordinary business operations of both the Company and Intelogic. For 1994, 1993 and 1992, Intelogic paid the Company approximately $196, $366 and $688, respectively, for equipment and field support spares, royalties and expenses, and the Company paid Intelogic approximately $28, $246 and $162, respectively, primarily for services and sales. Included in accounts receivable are amounts due from Intelogic of $298, $315 and $300, respectively.

Director Agranoff provided various tax, legal and real estate consulting services for the Company. During 1994, 1993 and 1992, the Company paid Mr. Agranoff $126, $104 and $87, respectively, for those services.

17.  Commitments and Contingencies

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

SUPPLEMENTARY DATA (Unaudited)
Selected Quarterly Financial Data
(In thousands, except per share data)

Summarized operating results of the Company by quarter for fiscal years 1994 and 1993 are presented as follows:

                           	     Q1     	   Q2 	       Q3 	       Q4
		                                             1994 (1)

Revenue                    	  $41,648 	  $44,786 	  $42,802 	  $43,700
Gross profit                 	 17,114 	   19,229 	   14,618 	   14,604
Operating income (loss)	         (291) 	   1,984 	   (4,593)	  (78,121)
Income (loss) before
 effect of change in
 accounting principle	         (2,326)	      532 	   (7,961)	  (85,010)
Effect of change in
 accounting principle	          1,340	         -	        -	         -
Net income (loss)                (986) 	     532 	   (7,961)	  (85,010)
Income (loss) per common share:
	Before effect of
 change in accounting principle	 (.19)       .01 	     (.58)	    (5.93)
	Effect of change in
  accounting principle	           .09 	        - 	        -	         -
	Net income (loss)            	  (.10)	      .01 	     (.58)     (5.93)

			                                             1993 (2)

Revenue                    	  $60,543 	  $54,296 	  $48,584 	  $44,921
Gross profit                 	 25,736 	   25,969 	   19,428 	   15,465
Operating income (loss)	        2,839 	    3,690 	   (1,523)	   (6,264)
Income (loss) before
 extraordinary items	            (378)     1,234 	   (4,311)	   (8,404)
Extraordinary items               473 	      722 	     (593)        (3)
Net income (loss)                  95 	    1,956 	   (4,904)    (8,407)
Income (loss) per common share:
	Before extraordinary items	     (.06)       .06 	     (.34)	     (.62)
	Extraordinary items           	  .03 	      .05       (.04)	        -
	Net income (loss)            	  (.03)	      .11 	     (.38)      (.62)

The sum of the quarterly income (loss) per share indicated above does not necessarily equal the annual per share amount due to rounding and changes in the average number of shares outstanding from quarter to quarter.

(1) As a result of adoption of SFAS No. 109, the Company recorded additional deferred income tax assets of $2,075, after a valuation allowance of $66,720, and increased deferred income tax liabilities by $735 which, in total resulted in a $1,340 credit ($.09 per share) for the cumulative effect of the accounting change (see note 4 to Consolidated Financial Statements).

The fourth quarter results include a reorganization charge of $13,360 for one of the Company's European subsidiaries. In addition, the third and fourth quarter results include Company-wide reorganization charges of $955 and $538, respectively (see note 2 to Consolidated Financial Statements).

Fourth quarter results included a charge of $57,657 for the write-offs of investments in the Company's international operations (see note 1 to Consolidated Financial Statements) and a $3,210 write-off of an investment in a partially owned company (see note 3 to Consolidated Financial Statements).

(2) The recognition of tax loss carryforward benefits resulted in extraordinary gains (losses) of $473, $722, $(593) and $(3) in the first, second, third and fourth quarters, respectively.

The first, second, third and fourth quarter results include restructuring charges of $189, $1,455, $2,206 and $2,393, respectively (see note 2 to Consolidated Financial Statements). The second and third quarter results include restructuring charges of $78 and $371, respectively, that have been reclassified to restructuring costs from cost of service and other.

During the second quarter of 1993, operations of the Company's French subsidiary were interrupted by a fire in its leased warehouse facility. The fire negatively impacted revenue in the subsidiary, but this was compensated for by business interruption insurance coverage of $2,500. Operating income also included $2,800 in gains on the fire insurance settlement related primarily to destroyed inventory and spare parts. Non-operating income included $1,165 in gains on the fire insurance settlement related to destroyed fixed assets.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

The information required by Item 10 with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference to the information set forth under the caption "ELECTION OF DIRECTORS" in the Company's definitive proxy statement dated November 1994. Information with respect to executive officers of the Company is set forth in Part I hereof.

ITEM 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" in the Company's definitive proxy statement dated November 1994.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to the information set forth under the captions "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement dated November 1994.

ITEM 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive proxy statement dated November 1994.


                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

	(a)1	Financial Statements

		The consolidated financial statements listed in the accompanying index to the financial statements are filed as part of this report.

	(a)2 	Financial Statement Schedules

		Schedule I - Marketable Securities

		Schedule VIII - Valuation and Qualifying Accounts and Reserves

		Schedule IX - Short-Term Borrowings

		Schedule X - Supplementary Consolidated Statements of Operations Information

All other schedules are omitted since they are either not applicable or the required information is shown in the Company's financial statements or notes thereto.

Individual financial statements of the Company are omitted because the Company is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end Consolidated Balance Sheet.

	(a)3 	Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this report.

	(b)	There were no reports filed on Form 8-K by the Company during the last quarter of the fiscal year ended July 30, 1994.


                            INDEX TO EXHIBITS

		                                                              Sequentially
Exhibit		                                                         Numbered
Number	     Description of Exhibits	                               Pages

(3)(a)	 Certificate of Incorporation of Datapoint Corporation, as
        amended (filed as Exhibit (3)(a) to the Company's Annual
        Report on Form 10K for the year ended July 31, 1993, and incorporated herein by reference).

(3)(b)	 Bylaws of Datapoint Corporation, as amended (filed as
        Exhibit (3)(b) to the Company's Annual Report on Form 10-K for the year ended August 1, 1992, and incorporated herein by reference).

(4)(a) 	Debenture holder Notice of Adjustment to Conversion Rate,
        dated July 11, 1985, under Indenture dated as of June 1, 1981, between Datapoint Corporation and Continental Illinois National Bank and Trust Company of Chicago, as Trustee, providing for 8-7/8% Convertible Subordinated Debentures Due 2006 (filed as Exhibit (4)(a) to the Company's Annual Report on Form 10-K for the year ended July 27, 1985 and said Indenture filed as Exhibit 4 to the Company's Registration Statement on Form S-16 (No. 2-72395), each incorporated herein by reference).

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

(10)(h)	Maintenance Agreement regarding open systems products
        between the Company and Intelogic Trace, Inc., (filed as Exhibit (10)(g) to the Company's Annual Report on Form 10-K for the year ended August 1, 1992, and incorporated herein by reference).

(10)(i)	Agreement between the Company and Arbitrage Securities
        Company, as amended (filed as Exhibit (10)(f) to the Company's Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference).

(10)(j)	Indemnity Agreements with Officers and Directors (filed as
        Exhibit (10)(f) to the Company's Annual Report on Form 10-K for the year ended August 1, 1987 and incorporated herein by reference).

(10)(k)	First Amendment to Indemnification Agreement with certain
        Officers and Directors. (filed as Exhibit (10)(h) to the
        Company's Annual Report on Form 10-K for the year ended July 28, 1990 and incorporated herein by reference).

(10)(l)	Second Amendment to Employment Agreement with A. B. Edelman
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

(10)(m)	Employment Agreement with D. Berger (filed as Exhibit
        (10)(m) to the Company's Annual report on Form 10 K for the Year ended July 31, 1993 and incorporated herein by reference).

(10)(n)	Employment Agreement with J. Berger (filed as Exhibit
        (10)(l) to the company's Annual Report on Form 10 K for the year ended August 1,1992 and incorporated herein by reference).

(10)(o)	Employment Agreement with K. L. Thrower (filed as Exhibit
        (10)(o) to the company's Annual Report on Form 10 K for the year ended August 1,1992 and incorporated herein by reference).

(10)(p)	First Amendment to the Grantor Trust Agreement dated June
        18, 1991. (filed as exhibit (10)(n) to the Company's Annual Report on Form 10-K for the year ended July 27, 1991 and incorporated herein by reference).

(10)(q)	Manufacturing facilities Agreement of Lease between the
        Company and Willis and Cox Associates dated June 21, 1991 (filed as Exhibit (10)(q) to the Company's Annual Report on Form 10-K for the year ended August 1,1992 and incorporated herein by reference).

(10)(r)	Employment agreement with D. Bencsik.

(22)	   Subsidiaries of Datapoint Corporation.

(24)	   Consent of Independent Auditors.

(27)	   Article 5, Financial Data Schedule.


                             SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	                                            DATAPOINT CORPORATION
	                                                (Registrant)

	                                           BY:/s/Asher B. Edelman
	                                                 Asher B. Edelman
	                                          Chief Executive Officer and
	                                            Chairman of The Board

DATED:  November 14, 1994

	 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	                           Title	                        Date


/s/Asher B. Edelman   Chairman of the Board and              November 14, 1994
   Asher B. Edelman    Chief Executive Officer
                  		 (Principle Executive Officer)

/s/Doris D. Bencsik		 President and Chief Operating Officer  November 14, 1994
   Doris D. Bencsik

/s/Phillip P. Krumb   Vice President and Chief               November 14, 1994
   Phillip P. Krumb		   Financial Officer

/s/Paul D. Sheetz     Assistant Corporate Controller         November 14, 1994
   Paul D. Sheetz     (Principal Accounting Officer)

/s/Gerald N. Agranoff		Vice President, General Counsel       November 14, 1994
   Gerald N. Agranoff   and Corporate Secretary

/s/Irving J. Garfinkel         Director                      November 14, 1994
   Irving J. Garfinkel

/s/Daniel R. Kail              Director                      November 14, 1994
   Daniel R. Kail

/s/Clark R. Mandigo		          Director                      November 14, 1994
   Clark R. Mandigo

/s/Didier M.M. Ruffat		        Director                      November 14, 1994
   Didier M.M. Ruffat

/s/Blake D. Thomas             Director                      November 14, 1994
   Blake D. Thomas



REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Datapoint Corporation

We have audited the consolidated financial statements of Datapoint Corporation and subsidiaries (the Company) as of July 30, 1994 and July 31, 1993, and for each of the three fiscal years in the period ended July 30, 1994, and have issued our report thereon dated November 14, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statements schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                        /s/Ernst & Young  LLP
                                                           Ernst & Young  LLP


Dallas, Texas
November 14, 1994



                                   Schedule I

                     DATAPOINT CORPORATION AND SUBSIDIARIES
                             Marketable Securities
                                July 30, 1994
                     (In thousands, except share data)



Name of issuer         Number of    Cost of    Market value       Lower of
and title of           shares       each       at balance         cost or
each issue 	           owned        issue      sheet date	        market


Canal Capital Corp.
Common Stock	         169,100	      $1,157	    $  13		            $  13
Preferred Stock	      430,842	       2,097	      101                101

Intelogic Trace, Inc.
Common Stock	         292,920	       1,319	      220		              220


                                 Schedule VIII

                     DATAPOINT CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)


                                                 (a)        (b)
		                       Balance 	   Charged   Charged
                           at           to     (to) from   Other      Balance
                        Beginning  Costs and    Other  	Additions	     at End
Classification 	        of Year    Expenses   Accounts (Deductions)   of Year

Allowance for doubtful
accounts:

Year ended July 30, 1994	 $2,466   	   $ 803 	  $  (8)   $  (693)      $2,568

Year ended July 31, 1993	 $5,297   	   $(405)	  $ 312    $(2,738)	     $2,466

Year ended Aug. 1, 1992	  $2,461   	   $ 530 	  $   -	   $ 2,306	      $5,297

(a)  Transfers to and from other balance sheet reserve accounts.
(b) Accounts written-off net of recoveries, other expense accounts and translation adjustments.


                                   Schedule IX

                      DATAPOINT CORPORATION AND SUBSIDIARIES
                              Short-Term Borrowings
                       (In thousands, except interest rates)

Type of Short-Term Borrowing	              1994      1993     1992

Payable to Banks: (a)

	Balance at end of period	              $17,963  	$14,129	  $5,898

	Weighted average interest rate	           10.5% 	   10.0%    12.3%

	Maximum amount outstanding
  during the period	                    $19,088	  $14,672   $8,597

	Average amount outstanding
  during the period (b)	                $17,493   $10,917	  $5,806

	Weighted average interest rate
  during the period (c)	                   11.0% 	   12.2%	   13.5%

(a) Payables to banks include debt instruments incurred by international subsidiaries that are payable in foreign currencies and a domestic revolving loan.

(b) Computed by taking the average of the end-of-month balances for the 13-month period ended July of each respective year.

(c) Computed by taking actual interest expense divided by average short-term debt outstanding.


                                    Schedule X

                      DATAPOINT CORPORATION AND SUBSIDIARIES
          Supplementary Consolidated Statements of Operations Information
                                  (In thousands)

	Item	                               1994 	  1993 	  1992


Maintenance and repairs	           $5,293	 $4,995	 $5,635

Amortization of intangible assets	 $2,021	 $2,127  $2,338

Advertising costs	                 $2,052	 $2,106  $3,279


                          						Exhibit 10(r)
                    FIRST AMENDMENT TO EMPLOYMENT AGREEMENT

This Agreement ("Amendment") shall serve to modify the employment agreement between DATAPOINT CORPORATION ("Datapoint") and DORIS D. BENCSIK ("Bencsik") dated as of October 1, 1986 ("Agreement") effective as of February 4, 1993.

1.	The parties note that Bencsik resigned as an officer and employee of
   Datapoint on September 4, 1987, and subsequently elected and is receiving payments attributable to early retirement within the meaning of
   Section 1.b.(3) of the Agreement. The parties hereby agree to the re-employment of Bencsik. Nothing contained herein shall suspend or terminate Datapoint's supplemental retirement payment obligations to Bencsik. Furthermore, Bencsik's part-time employment hereunder shall not give rise to further service credit for supplemental retirement; however, any full-time employment of Bencsik hereunder shall be bridged so as to give rise to further service credit for supplemental retirement. Notwithstanding anything to the contrary appearing in the Agreement or
   Schedule 1 thereto relating to supplemental retirement, such further service credit shall result in additional monthly benefits to commence upon termination of employment, whether by retirement or for any other reason, only as follows: each month of full-time service (including any period of full-time salary continuation after termination pursuant to sections 6.3 or 6.5 hereinafter) will add $250 per year to the monthly supplemental retirement payable, subject to the restriction that the aggregate increase by reason of such renewed service credit shall not exceed $9,000 per year.

2.	Bencsik's position shall be that of Executive Vice President and Chief
   Operating Officer, with her duties being those defined from time to time by the Board of Directors.

3.	The parties agree that Bencsik may concurrently hold such other employment and/or management consulting assignments as she holds as of the effective date hereof, and Datapoint hereby acknowledges that Bencsik's work pursuant hereto, including work for Datapoint performed outside her Datapoint office, shall exceed thirty (30) hours per week for purposes of qualifying for participating in any Datapoint benefit plans wherein participation is limited to full-time employees.

4.1	Section 1.b.(1) of the Agreement is modified to provide for a minimum annual base salary of $150,000.

4.2	The parties note Datapoint's action in connection with Bencsik's re-employment granting her an option to purchase up to 75,000 shares of the Common Stock of Datapoint at a price equal to the market price of such stock on February 1, 1993, vesting in equal anniversary installments over 3 years and terminating after 10 years.

4.3	Bencsik will be granted an additional stock option on September 27, 1993, allowing her to purchase 75,000 shares of Datapoint Common Stock at fair market value that date under a Datapoint employee stock option plan, said option to vest in three (3) equal annual installments, subject to the condition subsequent that she assumes the position set forth in section 9.1 hereinafter on or about November 1, 1993.

5.	 Bencsik will be provided with any and all benefits and perquisites provided to any U.S.-based Datapoint vice presidents except that life insurance need be provided only to the extent that she is reasonably insurable.

6.	 The term and termination of the Agreement as amended shall be as set forth in this section 6 hereinbelow.

6.1 The Agreement and Bencsik's employment with Datapoint shall continue indefinitely, unless earlier terminated pursuant to this section 6 hereinbelow, until September 21, 1996, whereupon Datapoint will acquire the continuing right, notwithstanding any contrary provision appearing elsewhere herein, to require the retirement of Bencsik as an employee of Datapoint; beyond this obligation, Datapoint shall not be liable to Bencsik by reason of Datapoint requiring such retirement beyond those items listed in section 6.2 hereinbelow.

6.2	Bencsik may terminate the employment relationship at any time upon thirty
    (30) days notice to Datapoint, whereupon Datapoint's only liability to Bencsik shall be to pay any earned but unpaid salary through the effective date of the notice, any bonus owed for any fiscal year completed on or before such date, and any legitimate but as yet unreimbursed employee business expenses.

6.3	Datapoint may terminate Bencsik's employment without her consent during the term of the Agreement as herein amended, but any such termination prior to September 21, 1996 will require Datapoint to provide Bencsik with the items referenced in section 6.2 hereinabove, plus: (i) six (6) months of base salary continuation; and (ii) payment of then-current-fiscal-year bonus to the extent earned by performance until termination; all benefits shall terminate immediately. Notwithstanding the foregoing, Datapoint may terminate Bencsik's employment without her consent for "cause" as defined in former section 3.d. of the Agreement without any termination liability of Datapoint whatsoever.

6.4	Any termination of Bencsik's employment other than pursuant to section
    6.2 or for cause pursuant to section 6.3 hereinabove shall result in the immediate acceleration of vesting of all stock options.

6.5	Neither the expiration nor the termination of the Agreement shall in any way impair Datapoint's liability to pay supplemental retirement benefits to Bencsik as specified in section 1.b.(3) of the Agreement as increased pursuant to section 1 hereinabove, and this obligation is hereby expressly specified as surviving any such expiration or termination.

7. 	Bencsik shall be entitled to an annual performance bonus payable as soon as practical after the close of Datapoint's fiscal year. Bencsik shall be eligible for a prorated bonus for fiscal year 1993 provided she remains in the employ of Datapoint through the close of that year. Bencsik shall not be eligible for this bonus for any fiscal year which is not completed prior to the termination of her employment, except as otherwise provided in section 6 hereinabove with respect to involuntary termination. Bencsik's annual performance bonus shall be calculated as follows:

    		Datapoint's net pre-tax earnings, excluding the excess over $US10,000,000 of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses, times one and three quarters percent (1.75%).

8. 	Sections 1.a.(2), 1.b.(2), 2.a. and 3 of the Agreement are hereby deleted in their entirety.

9. 	Effective November 1, 1993, the following provisions shall become effective and shall thereafter govern over any conflicting provisions of this Amendment or the Agreement.

9.1	Bencsik shall become President and Chief Operating Officer and a full-time employee of Datapoint, and section 1.b.(1) of the Agreement is modified to provide for a minimum annual base salary of $300,000.

9.2	The base salary continuation period provided for in section 6.3 hereinabove shall be increased from six (6) months to twenty-four (24) months.

9.3	The following new section 6.6 shall be added to this Amendment:

		  6.6	If Bencsik should become substantially totally disabled (as defined in former section 3.c. of the Agreement) from performing her duties hereunder, Datapoint shall have the right to terminate her employment by providing to Bencsik, for a period of six (6) months from the termination of the six-month disability evaluation period set forth in such definition, base salary and medical benefit continuation, with base salary to be offsetable by any benefits received by Bencsik on account of disability under any government program and/or any benefit plan of Datapoint relating to Bencsik's disabled status.

9.4	The percentage of defined pre-tax profits upon which Bencsik's bonus shall be calculated pursuant to section 7 hereinabove for Datapoint's fiscal year ended 1994 and thereafter shall be increased from one and three quarters percent (1-3/4%) to three percent (3%), except that should the annual operating plan for a bonus year be achieved, the applicable percentage for that year shall become four percent (4%).

9.5	Bencsik's monthly car allowance (a perquisite under section 5 hereinabove)
    shall be increased from $500 to $750.

9.6	Sections 1.a.(20, 1.b.(2) and 2.a. of the Agreement shall become once again applicable.

10.	The provisions of this Amendment shall govern any conflict between the provisions of this Amendment and the Agreement. The remaining provisions of the Agreement shall remain in full force and effect.

INTENDING TO BE BOUND, THE PARTIES AFFIX THEIR SIGNATURES.

DATAPOINT CORPORATION			DORIS D. BENCSIK


  /s/ Asher B. Edelman				/s/ Doris D. Bencsik
      Asher B. Edelman			     Doris D. Bencsik
Chairman of the Board
Chief Executive Officer

Date:__________________________	Date:__________________________

[DDBKA1993F:RLHQ]


                                 EXHIBIT 22

                     SUBSIDIARIES OF DATAPOINT CORPORATION

As of October 28, 1994, the following list sets forth all entities which might be deemed to be subsidiaries of the Company (excluding subsidiaries which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary). Except as otherwise noted below, all of the voting securities of the entities described are held directly or indirectly by the Company and all are included in the consolidated financial statements of the Company contained herein. The Company has no "parents."

Datapoint International, Inc. (Delaware)
Inforex International, Inc. (Delaware)
Datapoint International Exports, Inc. (Delaware)
Datapoint International Investments, Inc. (Delaware)
Datapoint International Holdings, Inc. (Delaware)
Datapoint Disc, Inc. (Delaware)
Datapoint Development Center, Inc. (Delaware)
Datapoint Belgium S.A. (Belgium)
Datapoint S.A. (France)
Datapoint Deutschland GmbH (Germany)
Datapoint Italia S.P.A. (Italy)
Datapoint Vastgoed, B.V. (Netherlands)
Datapoint Beheer, B.V. (Netherlands)
Datapoint Nederland, B.V. (Netherlands)
Datapoint Corporation (N.Z.) Ltd. (New Zealand)
Point Data Sistemas Informaticos S.A. (Portugal)
Datapoint Iberica S.A. (Spain)
Datapoint Svenska AB (Sweden)
Datapoint Switzerland (Schweiz) AG (Switzerland)
Datapoint Holdings Ltd. (United Kingdom)
Datapoint (U.K.) Ltd. (United Kingdom)
Inforex Ltd. (United Kingdom)
Datapoint International Headquarters, S.A.R.L. (France)
Datapoint Far East Ltd.  (Hong Kong)


EXHIBIT 24

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following registration statements, and in the related prospectuses, reoffer prospectuses, and amendments previously filed thereto, of our report dated November 14, 1994, with respect to the consolidated financial statements and schedules of the Company included in this Annual Report on Form 10-K for the year ended July 30, 1994: Registration Statement No. 2-60374 on Form S-8, Registration Statement No. 2-87765 on Form S-8, Registration Statement
No. 33-19328 on Form S-8, Registration Statement No. 33-19427 on Form S-8, and Registration Statement No. 33-57102 on Form S-8.


                                                        /s/ Ernst & Young LLP
                                                        Ernst & Young LLP

Dallas, Texas
November 14, 1994