Form 10-Q
period 1994-10-29
DATAPOINT CORP
filed 1994-12-16
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended October 29, 1994

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ].   No  [   ].

	As of December 2, 1994, 12,901,605 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 8,089,612 shares held in Treasury.

                   DATAPOINT CORPORATION AND SUBSIDIARIES



                                  INDEX




 		                                                              Page
		                                                              Number

Part I.  Financial Information

Item 1.  Financial Statements

	Consolidated Balance Sheets -
	  October 29, 1994 and July 30, 1994

	Consolidated Statements of Operations -
	  Three Months Ended October 29, 1994 and October 30, 1993

	Consolidated Statements of Cash Flows -
	  Three Months Ended October 29, 1994 and October 30, 1993

	Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
	          Condition and Results of Operations



Part II. Other Information

Item 1.  Legal Proceedings


Signature

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
				                                    (In thousands, except share data)
				                                       (Unaudited)
				                                       October 29,   July  30,
				                                             1994		     1994
Assets
Current assets:
	Cash and cash equivalents	                    $6,767 	    $6,241
	Restricted cash and cash equivalents	          4,804	      4,312
	Marketable securities at market 	                188 	       334
	Accounts receivable, net of allowance for
  doubtful accounts of $1,158 and $2,568,
  respectively	                                36,244 	    44,379
	Inventories 	                                 17,728 	    17,674
	Prepaid expenses and other current assets	     6,716 	     6,975
	Total current assets	                         72,447 	    79,915

Fixed assets, net of accumulated
 depreciation of $111,191 and $105,988,
 respectively 	                                28,436 	    29,088
Other assets, net	                             18,693 	    18,431
	                                            $119,576 	  $127,434
Liabilities and Stockholders' Deficit
Current liabilities:
	Payables to banks  	                         $19,037 	   $17,963
	Current maturities of long-term debt	          3,399 	     2,370
	Accounts payable	                             19,327	     25,649
	Accrued expenses	                             37,440	     37,732
	Deferred revenue	                             12,373 	    13,728
	Income taxes payable	                            961 	       760
	Total current liabilities	                    92,537 	    98,202

Long-term debt, exclusive of current
maturities	                                    70,505 	    70,561
Other liabilities	                              9,894 	     9,432

Commitments and contingencies	                      -  	       -

Stockholders' Deficit:
	Preferred stock of $1.00 par value.  Shares
  authorized 10,000,000; shares issued and
  outstanding 1,784,456 (aggregate liquidation
	 preference $36,135).	                         1,784 	    1,784
	Common stock of $.25 par value.  Shares
  authorized 40,000,000; shares issued of
  20,991,217 in fiscal 1995 and 20,991,217
  in fiscal 1994 including treasury shares of
  8,089,612 and 6,546,825, respectively.	       5,248 	     5,248
 Other capital	                               212,599 	   212,599
 Foreign currency translation adjustment	      12,392 	    10,552
 Retained deficit	                           (233,419)	  (226,977)
 Treasury stock, at cost	                     (51,964)	   (53,967)
	Total stockholders' deficit	                 (53,360)	   (50,761)
	                                            $119,576 	  $127,434

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)
			                                         (In thousands, except share data)
			                                                 Three Months Ended
			                                             October 29,   October 30,
			                                                 1994		       1993
Revenue:
	Sales 	                                           $14,342 	    $19,329
	Service and other  	                               22,765 	     22,319
		Total revenue	                                    37,107 	     41,648

Operating costs and expenses:
	Cost of sales	                                      9,737 	     10,841
	Cost of service and other  	                       12,745 	     13,693
	Research and development	                           1,180 	      1,716
	Selling, general and administrative 	              16,751 	     15,689
		Total operating costs and expenses	               40,413 	     41,939

		Operating loss	                                   (3,306)	       (291)

Non-operating income (expense):
	Interest expense	                                  (2,225)	     (2,271)
	Other, net	                                          (449)	        285
		Loss before income taxes	                         (5,980) 	    (2,277)
Income taxes	                                          462 	         49
		Loss before effect of change in accounting
   principle	                                       (6,442)	     (2,326)

Effect of change in accounting principle (Note 2)	       -	       1,340

 		Net loss	                                       $(6,442)	      $(986)

		Net loss, less preferred stock dividend
   paid or accumulated	                            $(6,888)	    $(1,432)

Net loss per common share:
	Before effect of change in accounting principle	    $(.50)	      $(.19)
	Effect of change in accounting principle	               -	         .09
		Net loss 	                                         $(.50)	      $(.10)


Average common shares	                            13,997,288 	 14,380,672



See accompanying Notes to Consolidated Financial Statements

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Datapoint Corporation and Subsidiaries
	(Unaudited)
			                                                   (In Thousands)
	 		                                                Three Months Ended
	 		                                             October 29,	  October 30,
	                                                   	 1994 	        1993

Cash flows from operating activities:
	Net loss                           	               $(6,442) 	     $(986)
	Adjustments to reconcile net loss to net
	 cash used in operating activities:
		Losses incurred in lag month eliminated	                - 	     (5,470)
		Effect of change in accounting principle	               - 	     (1,340)
		Provision for unrealized losses (recoveries)
   on marketable securities	                            146 	       (164)
		Depreciation and amortization	                      2,455 	      2,768
		Provision for losses on accounts receivable	           54 	        143
		Changes in assets and liabilities:
		    Decrease in receivables        	               10,509 	      2,293
		    Decrease in inventory	                            382 	         58
		    Decrease in accounts payable 	                 (7,233)   	  (3,049)
		    Increase (decrease) in accrued expenses  	     (1,143) 	       225
		    Decrease in other liabilities and
       deferred credits	                             (1,827)        (948)
		Other, net	                                           458 	        599
		  Net cash used in operating activities	           (2,641)	     (5,871)

Cash flows from investing activities:
	Payments for fixed assets                      	    (1,020)	    (2,518)
	Proceeds from dispositions of fixed assets	            293 	       416
	Other, net                                   	         347 	      (630)
		  Net cash used in investing activities	             (380)	    (2,732)

Cash flows from financing activities:
	Proceeds from borrowings             	               8,323 	    12,558
	Payments on borrowings	                             (6,826)	   (11,010)
	Proceeds from sale of common stock	                  2,003 	         -
	Payment of dividend on preferred stock	                  - 	      (446)
	Restricted cash for letters of credit	                (492)	      (320)
	Other, net	                                              - 	        97
		  Net cash provided from financing activities	      3,008 	       879

Effect of foreign currency translation on cash	         539 	     (170)

Net increase (decrease) in cash and
  cash equivalents	                                     526 	   (7,894)
Cash and cash equivalents at beginning of year	       6,241 	   22,452
Cash and cash equivalents at end of period	          $6,767 	  $14,558

Cash payments (refunds) for:
	Interest	                                            $647 	     $355
	Income taxes, net	                                     (2) 	     583

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

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended July 30, 1994.

The results of operations for the three months ended October 29, 1994, are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories

Inventories consist of:

		                                     October 29,	   July 30,
		                                         1994		       1994
	Finished products	                        $9,997	    $10,416
	Work in process	                           2,340	      1,601
	Raw materials	                             5,391	      5,657

		                                        $17,728	    $17,674

DATAPOINT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

4.  Commitments and Contingencies

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

5.  Common Stock

In August 1994 the Company sold 700,000 shares of its common stock held in treasury for $1,750 in a transaction outside the United States pursuant to Regulation S of the Securities and Exchange Commission. The Company utilized the proceeds for working capital needs. In addition, in September 1994, the Company reached an agreement with Intelogic Trace, Inc. ("Intelogic"), in conjunction with Intelogic's court approved reorganization, to cancel its option to repurchase at $.75 per share, its common stock held by Intelogic in exchange for all of the Company's holding of Intelogic Preferred Stock, which had no carrying value. As a result of the exchange, the Company received from Intelogic 2,400,000 shares of Datapoint common stock.

6.  Income Taxes

Income taxes for the first quarter of 1995 were $462 on a pre-tax loss of $5,980. The income taxes were the result of profitable operations at certain European subsidiaries which could not be offset against the overall consolidated loss.

Item 2. Management's Discussion and Analysis of Financial
	       Condition and Results of Operations
	       (Years Referred to are Fiscal Years)

Overview

During the first quarter of 1995, the Company continued to experience operating losses due to a significant decline in revenues and to a lesser extent gross profit margins. The adverse effects of a decline in revenue produced an operating loss of $3.3 million and negative cash flows from operations of $2.6 million for the quarter ended October 29, 1994.

The operating loss during the first quarter of 1995 was narrowed due to the reorganization recorded during the fourth quarter of 1994 which resulted in savings of $2.9 million. The reorganization of one of the Company's European subsidiaries resulted in reduced first quarter 1995 operating costs and expenses of $2.4 million. The write-off of goodwill in the fourth quarter of 1994 resulted in reduced amortization expense of $.5 million. In conjunction with the Company's efforts to stabilize revenues, the Company will continue to take cost cutting measures throughout 1995 to preserve and improve the Company's cash liquidity position.

However, during the first quarter of 1995 the Company had one-time cash infusions from the sale of 700,000 shares of common stock ($1.8 million), settlement proceeds received from a defendant in patent infringement litigation ($.5 million) and the final insurance payment related to the fire in the Belgian subsidiary ($1.5 million included in accounts receivables collections). Patent infringement suits against other defendants are pending.

In addition to these one-time cash infusions, subsequent to the first quarter the Company achieved a significant one-time cash infusion from the sale of a non-essential asset. Portions of these cash proceeds were utilized to pay the December 1, 1994 interest obligation of $2.9 million on its 8-7/8% convertible subordinated debentures and to pay down by $0.9 million a secured credit facility with The CIT Group/Credit Finance. The Company will continue to pursue additional one-time cash infusions as a means of augmenting cash during 1995. Although there are a number of these available, no assurances can be given that the efforts to pursue such cash infusions will be successful in any case.

Results of Operations

The Company had an operating loss of $3.3 million and a net loss of $6.4 million for the first quarter of 1995. This compares with an operating loss of $.3 million and a net loss of $1.0 million, for the first quarter of 1994. The following is a summary of the Company's sources of revenue:

                          		                     Three Months Ended
	(In thousands)		                               10/29/94  	10/30/93

	Sales:
		Foreign		                                     $12,607	    $17,008
		U.S.		                                          1,735	      2,321
			                                              14,342	     19,329
	Service and other:
		Foreign		                                      22,447	     21,987
		U.S.		                                            318	        332
			                                              22,765	     22,319
         Total revenue	                         $37,107	    $41,648

Revenue during the first quarter of 1995 declined $4.5 million, or 10.9%, compared with the same period of the prior year. Foreign revenues declined significantly as sale revenue performance in certain European subsidiaries deteriorated substantially as the Company experienced a slowdown in new orders. These negative impacts were partially offset by the weakening of the U.S. dollar which favorably impacted foreign sales revenue by $.4 million and service and other revenue by $2.1 million.

The gross profit margin for the first three months of 1995 was 39.4% compared with 41.1% for the same period a year ago. The decline was due primarily to a change in product mix. Operating expenses (research and development plus selling, general & administrative) during the first quarter of 1995 increased $.5 million from the same period a year ago. The increase in operating expenses was largely due to increased worldwide marketing and selling expenses as the Company seeks to rebuild its sale revenues. Reorganization actions recorded during the fourth quarter of 1994 generated $2.9 million of cost savings during the first quarter of 1995. These savings were essentially offset by the weakened U.S. dollar which resulted in an increase in operating costs and expenses of $2.5 million.

Non-operating expenses included the unfavorable impact of changes in foreign currency exchange rates on certain on the Company's intercompany receivables and payables as the weakening of the U.S. dollar resulted in a charge of $.6 million. The Company also earned less in interest income during the first quarter of 1995 as compared to the same period of the prior year due to the lower cash balance.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires that liabilities and receivables for future taxes be calculated using a balance sheet approach rather than the income statement approach. As a result, the Company recorded additional deferred income tax assets of $2.1 million, after a valuation allowance of $66.7 million, and increased deferred income tax liabilities by $.7 million which, in total, resulted in a $1.3 million credit ($.09 per share) for the cumulative effect of the accounting change. The valuation allowance reflects the Company's assessment regarding the realizability of certain U.S. and non-U.S. deferred income tax assets. Management believes that future taxable income of the Company will more likely than not result in utilization of the net deferred tax asset at August 1, 1993. Such future income levels are not assured due to the nature of the Company's business which is generally characterized by rapidly changing technology and intense competition. The Company evaluates realizability of the deferred income tax assets on a quarterly basis.

Prior to 1994, the Company's foreign subsidiaries reported their results to the parent on a one-month lag which allowed more time to compile results but produced comparability problems in management accounting. The one-month lag became unnecessary and therefore was eliminated subsequent to 1993 and prior to 1994. As a result, the July 1993 results of operations for the Company's foreign subsidiaries were recorded to the retained deficit. This action resulted in a charge of $5.5 million being recorded against the retained deficit. The loss incurred in July 1993 resulted primarily from a low revenue level, which is usual for the first month of the fiscal year 1994.

Financial Condition

During the first three months of 1995, the Company's cash and cash equivalents increased $.5 million. The increase in cash was chiefly a result of continued strong collections of accounts receivables, sale of common stock, and additional bank borrowings. These cash infusions were substantially offset by reductions of accounts payable and the loss incurred during the first quarter of 1995.

As of October 29, 1994, the Company had restricted cash and cash equivalents of $4.8 million which was restricted primarily to cover various lines of credits.

Accounts payable decreased to $19.3 million for the first quarter of 1995 from $25.6 million as of the end of the prior fiscal year as strong collections of receivables and one-time cash infusions enabled the Company to significantly reduce its accounts payable.

As of October 29, 1994, the Company has included in payables to banks an amount of $6.5 million payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the receivables of the Company's U.K., Dutch and German subsidiaries. The Company paid down the loan by $1.0 million during the first quarter and is in discussion with other various potential sources of financing to reduce the borrowings by a further $1.5 million. Upon conclusion of such financing the borrowings with International Factors B.V. will be secured by the U.K.
and Dutch receivables.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended July 30, 1994, for a description of certain legal proceedings heretofore reported. See also note 4 to the Consolidated Financial Statements included as Item 1 of Part I of this Report.

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        	DATAPOINT CORPORATION

                                             (Registrant)






DATE:  December 16, 1994	              /s/  Paul D. Sheetz
                                   	        Paul D. Sheetz
                                         	Assistant Controller
			                                    (Chief Accounting Officer)