Form 10-Q
DATAPOINT CORP
filed 1995-03-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended January 28, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X].   No [ ].

As of March 3, 1995, 12,910,026 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 6,548,641 shares held in Treasury.


                     DATAPOINT CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information

Item 1. Financial Statements

	Consolidated Balance Sheets -
	  January 28, 1995 and July 30, 1994

	Consolidated Statements of Operations -
	  Three and Six Months Ended January 28, 1995 and  January 29, 1994

	Consolidated Statements of Cash Flows -
	  Six Months Ended January 28, 1995 and January 29, 1994

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
	         Condition and Results of Operations

Part II.  Other Information

Signature


Part I.  Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
(In thousands, except share data)
                                       											(Unaudited)
											                                        January 28,    July 30,
											                                           1995 	       1994
ASSETS

Current assets:
	Cash and cash equivalents	                            $6,156	    $6,241
	Restricted cash and cash equivalents	                  4,031	     4,312
	Marketable securities, at market	                        151	       334
	Accounts receivable, net of allowance for doubtful
	  accounts of $1,131 and $2,568, respectively	        44,181	    44,379
	Inventories	                                          11,649	    17,674
	Prepaid expenses and other current assets	             6,038	     6,975
		Total current assets	                                72,206	    79,915

Fixed assets, net of accumulated depreciation of
  $112,976 and $106,023, respectively	                 19,709	    29,088
Other assets, net	                                     18,438	    18,431
	                                                  		$110,353  	$127,434


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
	Payable to banks	                                    $16,157	   $17,963
	Current maturities of long-term debt	                  3,459	     2,370
	Accounts payable	                                     21,446	    25,649
	Accrued expenses	                                     39,890	    37,732
	Deferred revenue	                                     15,789	    13,728
	Income taxes payable	                                    831	       760
		Total current liabilities 	                          97,572	    98,202

Long-term debt, exclusive of current maturities	       69,443	    70,561
Other liabilities	                                      9,906	     9,432

Commitments and contingencies

Stockholders' deficit:
	Preferred stock of $1.00 par value.  Shares
  authorized 10,000,000;	shares issued and
  outstanding 1,784,456 (aggregate liquidation
	 preference $36,135).	                                 1,784	     1,784
	Common stock of $.25 par value.  Shares
  authorized 40,000,000; shares issued of
  20,991,217 in fiscal 1995 and 20,991,217
  in fiscal 1994, including treasury shares
  of 8,081,368 and 6,546,825 respectively.	             5,248	     5,248
	Other capital	                                       212,599	   212,599
	Foreign currency translation adjustment	              11,908	    10,552
	Retained deficit	                                   (246,162)	 (226,977)
	Treasury stock, at cost	                             (51,945)	  (53,967)
		Total stockholders' deficit	                        (66,568)	  (50,761)
                                                  			$110,353	  $127,434

See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

			                                       (In thousands, except share data)
 			                                    Three Months Ended    Six Months Ended
 			                                    01/28/95  01/29/94  01/28/95  01/29/94

Revenue:
	Sales	                                  $18,349	  $23,306	  $32,691	  $42,635
	Service and other	                       22,844    21,480	   45,609    43,799
		Total revenue	                          41,193    44,786	   78,300    86,434

Operating costs and expenses:
	Cost of sales	                           18,091	   11,068	   27,828	   21,909
	Cost of service and other	               13,040	   14,489	   25,785    28,182
	Research and development	                 1,099	    1,542	    2,279	    3,258
	Selling, general and administrative	     15,936    15,703    32,687    31,392
	Reorganization/restructuring costs	       5,695	        -	    5,695         -
		Total operating costs and expenses	     53,861	   42,802	   94,274	   84,741

		Operating income (loss)	               (12,668)	   1,984	  (15,974)	   1,693

Non-operating income (expense):
	Interest expense	                        (2,525)   (2,214)	  (4,750)   (4,485)
	Other, net	                               2,068	    1,150	    1,619	    1,435
		Income (loss) before income taxes	     (13,125)      920   (19,105)	  (1,357)
Income tax expense (benefit)	               (382       388	       80       437
		Income (loss) before effect of change
		  in accounting principle	            $(12,743)     $532	 $(19,185)	 $(1,794)

Effect of change in accounting
 principle 	                                   -	        -	        -	    1,340

		Net income (loss)	                    $(12,743)	    $532	 $(19,185)    $(454)

		Net income (loss) less preferred
  stock dividend	                       $(13,189)	     $86	 $(20,077)	 $(1,346)

Net income (loss) per common share:
	Before effect of change in
  accounting principle	                   $(1.02)     $.01	   $(1.50)    $(.18)
	Effect of change in
  accounting principle	                        -	        -	        -	      .09
		Net income (loss)	                      $(1.02)	    $.01	   $(1.50)	   $(.09)


Average common shares	               12,905,803	14,434,696	13,396,454	14,407,684


See accompanying notes to consolidated financial statement


CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)

											             (In Thousands)
											           Six Months Ended
											January 28,             January 29,
											       1995     	              1994
Cash flow from operating activities:
	Net loss	                                               $(19,185)	      $(454)
	Adjustments to reconcile net income to net cash
  provided from operating activities:
		Depreciation and amortization	                            4,779	       5,318
		Provision for fixed asset write-off	                      1,870	           -
		Realized gain on sale of property	                       (1,709)           -
		Losses incurred in lag month eliminated	                      -	      (5,470)
		Effect of change in accounting principle	                     -	      (1,340)
		Realized gain on fixed assets fire settlement	                -	        (840)
		Provision for unrealized losses (recoveries)
   on marketable securities	                                  183	        (386)
		Provision for (gains) losses on accounts receivable	         71	         107
		Change in assets and liabilities:
			(Increase) decrease in receivables	                      1,933	      (9,749)
			(Increase) decrease in inventory	                        6,341	      (1,566)
			Increase (decrease) in accounts payable 	               (4,803)	      3,769
			Increase (decrease) in accrued expenses	                 1,599	      (2,793)
			Increase in other liabilities and deferred credits	      1,751	       2,380
		Other, net	                                               1,069	         126
			Net cash used in operating activities	                  (6,101)	    (10,898)

Cash flow from investing activities:
	Payments for fixed assets	                                (2,160)	     (4,890)
	Proceeds from disposition of fixed assets	                 7,582	       1,926
	Investments in capitalized software and license fees	         53	        (192)
	Other, net	                                                  131	        (245)
			Net cash (used in) provided from investing activities	   5,606	      (3,401)

Cash flow from financing activities:
	Proceeds from borrowings	                                 11,797	      19,409
	Payments on borrowings	                                  (14,094)	    (18,330)
	Payments of dividends on preferred stock	                      -	        (892)
	Proceeds from sale of common stock	                        2,022	           -
	Decrease in restricted cash for letters of credit	           281	         886
	Other, net	                                                    -	         133
			Net cash provided from financing activities	                 6	       1,206

Effect of foreign currency translation on cash	               404	        (424)

Net decrease in cash and cash equivalents	                    (85)	    (13,517)
Cash and cash equivalents at beginning of year	             6,241	      22,452
Cash and cash equivalents at end of period	                $6,156	      $8,935

Cash payments for:
	Interest	                                                 $4,458	      $4,161
	Income taxes, net	                                          $989	        $580

See accompanying notes to consolidated financial statements.



DATAPOINT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)
(Unaudited)


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

The results of operations for the three months ended January 28, 1995, are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories

Inventories consist of:

           	     		January 28,      July 30,
       		              1995           1994
	Raw materials	       $1,950	        $5,657
	Work in process	      2,304	         1,601
	Finished goods 	      7,395	        10,416
                     $11,649	       $17,674

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

6.  Income Taxes

Income taxes for the first six months of 1995 were $80 on a pre-tax loss of $14,905. The income taxes were the result of profitable operations at certain European subsidiaries which could not be offset against the overall consolidated loss.

7.  Subsequent Event

A hearing has been scheduled in the New Castle County Delaware Chancery Court for May 8, 1995 to consider whether the proposed settlements in two stockholder derivative litigations should be approved by the Court as fair, reasonable and in the best interests of the stockholders of the Company. These lawsuits are Heineman vs. Datapoint Corporation, et al. ("Heineman I"), Case No. 7956 and Heineman vs. Datapoint Corporation, et al. (Heineman II"), Case No. 8873, respectively. Subject to court approval, the settlement in Heineman I provides for the payment of $2,000, plus interest, less plaintiff's attorneys fees, costs and expenses to the Company. Further, if the Heineman I settlement is approved, the Company will amend its bylaws within 60 days of the effective date of the settlement so that effective upon adoption of the amendment, any employment agreement between the Company and its officers who serve on the Board of Directors shall not be approved or amended by the Board unless first approved by a Board committee consisting entirely of non-employee, independent directors. Subject to court approval, the settlement in Heineman II provides for the payment of $3,540 less plaintiff's attorneys fees, costs and expenses to the Company. Further, if the Heineman II settlement is approved, the Company will amend its bylaws within 60 days of the effective date of the settlement to provide that, effective upon adoption of the amendment, any transaction between any board member who is a 5% or more holder of the Company's common stock (or any affiliate of such a stockholder) shall be reviewed and recommended by a committee of the Board consisting entirely of non-employee, independent directors. The settlement of the Heineman I litigation is contingent upon court approval of the settlement in Heineman II. Similarly, the settlement of the Heineman II litigation is contingent upon court approval of the settlement in Heineman I.

Provided the proposed settlements are approved by the Delaware Chancery Court, the Company expects to receive proceeds of approximately $4,000 after attorney fees and plans to utilize such cash infusion for the operating and financing requirements of the Company.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Years Referred to are Fiscal Years)

Overview

During the first six months of 1995, the Company continued to experience operating losses due to a significant decline in sales revenue and sales gross profit margins. The Company continued the restructuring of its worldwide operations as cost cutting actions were taken in all of the significant operations of the Company. These actions resulted in a charge of $5.7 million during the second quarter of 1995 and consisted of $3.8 million in personnel reduction costs and $1.9 million in fixed asset write-downs for unutilized assets. In addition the Company recorded $4.5 million in inventory write-downs due to the obsolscence of certain of the Company's older product lines. The decline in sales revenue and sales gross profit margins and the worldwide restructuring resulted in an operating loss of $12.7 million in the second quarter and $16.0 million for the first six months of 1995 and negative cash flows from operations of $6.1 million for the first six months of 1995.

The Company recorded $3.8 million of charges during the second quarter of 1995 as a result of the implementation of a reorganization plan for the U.S. headquarters, European headquarters and all of the Company's European subsidiaries excluding France and Italy. Management implemented the plan as a result of the revenue decline in Europe and reduced both subsidiary personnel and headquarter personnel primarily in general and administrative support positions. Sales and service support personnel were essentially not affected by this reduction. The reduction will reduce the operating cash flow requirements while not significantly affecting the revenue generating portions of the business.

The operating loss during the second quarter of 1995 was narrowed from the last two quarters of 1994 due to the reorganization of the French subsidiary recorded during the fourth quarter of 1994 which resulted in savings of $2.4 million during the second quarter and $4.8 million for the first six months of 1995. The reorganization of the French subsidiary resulted in reduced 1995 quarterly costs and expenses of $2.4 million. In addition, the write-off of goodwill in the fourth quarter of 1994 resulted in reduced quarterly amortization expense of $.5 million. These actions coupled with the restructuring actions taken in the second quarter of 1995 and planned continued measures to be taken in the third quarter of 1995 will improve the Company's operating performance and improve the Company's cash liquidity position.

During the first half of 1995, the Company had one-time cash infusions from the sale of vacant land in San Antonio, Texas of ($7.2 million), the sale of 700,000 shares of common stock ($1.8 million), settlement proceeds received from a defendant in patent infringement litigation ($1.0 million), the final insurance payment related to the fire in the Belgian subsidiary ($1.5 million included in accounts receivables collections). The proceeds from the sale of property were partially utilized to extinguish a term loan facility with The CIT Group/Credit Finance ($.9 million).

In addition to these one-time cash infusions, subsequent to the second quarter, the Company was the beneficiary of the proposed settlement of two derivative action suits. Provided the proposed settlements are approved by the Delaware Chancery Court, the Company expects to receive proceeds of approximately $4.0 million after attorney fees and plans to utilize such cash infusion for the operating and financing requirements of the Company. The Company will continue to pursue additional one-time cash infusions as a means of augmenting cash during the remainder of 1995. Although there are a number of these available, no assurances can be given that the efforts to pursue such cash infusions will be successful in any case.

Results of Operations

The Company had an operating loss and net loss of $12.7 million for the second quarter of 1995 and an operating loss of $16.0 million and net loss of $19.2 million for the first six months of 1995. This compares with operating income of $2.0 million and net income of $.5 million for the second quarter of 1994 and net income of $1.7 million and a net loss of $.5 million for the first six months of 1994. The following is a summary of the Company's sources of revenue:

                          	 Three Months Ended   	   Six Months Ended
(In thousands)            	01/28/95  	01/29/94   	01/28/95  	01/29/94

Sales:
	U.S. 	                      $1,306	    $1,490	     $3,041	    $3,811
	Foreign 	                   17,043	    21,816	     29,650	    38,824
                       			   18,349	    23,306	     32,691	    42,635
Service and other:
	U.S. 	                         392 	      264	        710	       596
	Foreign	                    22,452	    21,216	     44,899	    43,203
       		                    22,844	    21,480	     45,609	    43,799

Total revenue 	             $41,193	   $44,786	    $78,300	   $86,434

Revenue during the second quarter of 1995 declined $3.6 million, compared with the same period of the prior year. Foreign sales revenues, and to a lesser extent service and other revenue, for both the second quarter and the first six months of 1995 declined significantly as performance in certain European subsidiaries deteriorated as the Company experienced a slowdown in new orders. The slowdown was partially offset by the weakening of the U.S. dollar throughout the first half of fiscal 1995 which favorably impacted foreign sales revenue by $1.8 million and $2.3 million for the second quarter and first six months of 1995 and service and other revenue by $1.5 million and $3.5 million for the same periods.

The gross profit margin for the second quarter and first six months of 1995 was 24.4% and 31.5% , respectively, compared with 42.9% and 42.0% for the same periods of the prior year. The decline was due the inventory write-downs recorded in the second quarter of 1995 and to a lesser extent to a change in product mix and vendors. Operating expenses (research and development plus selling, general & administrative) during the second quarter of 1995 declined slightly and was essentially flat for the first six months of 1995 as compared to the same period of the prior years. Reorganization actions recorded during the fourth quarter of 1994 generated $2.9 million of cost savings during both the second quarter and first six months of 1995. These savings were partially offset by the weakened U.S. dollar which resulted in an increase in operating costs and expenses of $1.2 million and $1.8 million, respectively, for the second quarter and first six months of 1995.

Non-operating income and expenses includes a gain of $1.7 million on the sale of vacant land in San Antonio, Texas, whereas, non-operating results for the second quarter and first six months of 1994 included fire settlement gains on fixed assets of $0.8 million. Interest expense increased during the second quarter and first six months of 1995 as compared to the same periods of the prior year due primarily to rising interest rates on borrowings in certain countries as the level of borrowings has actually declined slightly during the comparison periods.

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

Financial Condition

During the first six months of 1995, the Company's cash and cash equivalents declined $.1 million. Cash remained flat during this time period as substantial one-time cash infusions from the sale of land, sale of common stock, insurance proceeds, and legal settlement proceeds coupled with operating activities which emphasized inventory reductions and receivables collections were essentially offset by the operating loss, payments on borrowings and reductions of accounts payable.

As of January 28, 1995, the Company had restricted cash and cash equivalents of $4.0 million which was restricted primarily to cover various lines of credits.

As of January 28, 1995, the Company has included in payables to banks an amount of $6.5 million payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the receivables of the Company's U.K., Dutch and German subsidiaries. The Company paid down the loan by $1.0 million during the first quarter of 1995 and is in discussion with other various potential sources of financing to reduce the borrowings by a further $1.5 million. Upon conclusion of such financing the borrowings with International Factors B.V. will be secured by the U.K. and Dutch receivables.

As an additional means of preserving cash flow for operations, the Company's Board of Directors elected to defer the October 15, 1994 and January 15, 1995 preferred dividend payment to shareholders. If dividends are six quarters in arrears, the preferred stock shareholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share is exchangeable into two shares of common stock at the option of the holder.

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


                                                   DATAPOINT CORPORATION
			                                                     (Registrant)



Date:  	March 14, 1995	                           /s/ Paul D. Sheetz
			               			                             Paul D. Sheetz
			                                               Assistant Controller
			                                               (Chief Accounting Officer)