Form 10-Q
period 1995-04-29
DATAPOINT CORP
filed 1995-06-13
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  [X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
      Exchange Act Of 1934 For the quarterly period ended April 29, 1995

                                       OR

  [ ]	Transition Report Pursuant To Section 13 or 15(d) Of The Securities
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ]

As of June 2, 1995, 13,041,057 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 7,950,160 shares held in Treasury.


                    DATAPOINT CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                    													  Page
											                                                     		Number
Part I. Financial Information

Item 1. Financial Statements

	Consolidated Balance Sheets -
	  April 29, 1995 and July 30, 1994			                    					      3

	Consolidated Statements of Operations -
	  Three and Nine Months Ended April 29, 1995 and April 30, 1994				 4

Consolidated Statements of Cash Flows -
	  Nine Months Ended April 29, 1995 and April 30, 1994			    		      5


Notes to Consolidated Financial Statements			              				      6


Item 2. Management's Discussion and Analysis of Financial
		      Condition and Results of Operations		             					      9


Part II.  Other Information					                           					    12


Signature                                           												    13


                         Part I.  Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
										                                   (In thousands, except share data)
	                                                   (Unaudited)
									                                             April 29,       July 30,
											                                             1995            1994
ASSETS

Current assets:
	Cash and cash equivalents	                              $5,148        $6,241
	Restricted cash and cash equivalents	                    2,420	        4,312
	Marketable securities, at market	                          147	          334
	Accounts receivable, net of allowance for doubtful
  account of $737 and $2,568, respectively	              42,440	       44,379
	Inventories	                                            11,911	       17,674
	Prepaid expenses and other current assets	               5,753	        6,975
		Total current assets	                                  67,819	       79,915

Fixed assets, net of accumulated depreciation of
 $118,586 and $106,023	                                  19,153	       29,088
Other assets, net	                                       18,310	       18,431
		                                                    	$105,282	     $127,434

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
	Payable to banks	                                      $12,889       $17,963
	Current maturities of long-term debt	                    3,609	        2,370
	Accounts payable	                                       22,337	       25,649
	Accrued expenses	                                       40,340	       37,732
	Deferred revenue	                                       15,942	       13,728
	Income taxes payable	                                      967	          760
		Total current liabilities 	                            96,084	       98,202

Long-term debt, exclusive of current maturities	         69,290	       70,561
Other liabilities	                                       10,639	        9,432

Commitments and contingencies

Stockholders' equity:
	Preferred stock of $1.00 par value.  Shares authorized
  10,000,000;	shares issued and outstanding 1,784,456
  (aggregate liquidation preference $35,689).	           1,784	         1,784
	Common stock of $.25 par value.  Shares authorized
  40,000,000; shares issued of 20,991,217 in fiscal 1995
  and 20,991,217 in fiscal 1994, including treasury
  shares of 7,952,017 and 6,546,825, respectively.	      5,248	         5,248
	Other capital	                                        212,599	       212,599
	Foreign currency translation adjustment	               13,464	        10,552
	Retained deficit	                                    (258,032)    	 (226,977)
	Treasury stock, at cost	                              (45,794)	      (53,967)
		Total stockholders' deficit	                         (70,731)   	   (50,761)
                                                   			$105,282      	$127,434

See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

			                                     	(In thousands, except share data)
 			                               Three Months Ended		    Nine Months Ended
 			                               April 29,  April 30,	   April 29, April 30,
 			                                 1995     	 1994     	   1995      1994
Revenue:
	Sales                   	          $24,429	  $21,070	     $57,120	   $63,705
	Service and other	                  23,111	   21,732	      68,720     65,531
		Total revenue	                     47,540	   42,802	     125,840	   129,236

Operating costs and expenses:
	Cost of sales	                      17,583	   13,508	      45,411	    35,417
	Cost of service and other	          14,387	   14,676	      40,172	    42,858
	Research and development	            1,124	    1,660	       3,403	     4,918
	Selling, general and administrative 15,153	   16,596	      47,840	    47,988
	Restructuring costs	                 1,810	      955	       7,505	       955
		Total operating costs and expenses	50,057	   47,395	     144,331	   132,136

		Operating loss                     (2,517)   (4,593)	    (18,491)	   (2,900)

Non-operating income (expense):
	Interest expense	                   (2,235)	  (2,266)	     (6,985)	   (6,751)
	Other, net	                           (746)	    (982)	        873 	      453
		Loss before income taxes
		  and extraordinary item	          (5,498)	  (7,841) 	   (24,603)	   (9,198)
Income taxes (benefit)	                   3	      120	          83	       557
		Loss before effect of change
		  in accounting principle 	       $(5,501)	 $(7,961) 	  $(24,686)	  $(9,755)

Effect of change in accounting
 principle 	                              -	         -	          -	     1,340

		Net loss	                         $(5,501)  $(7,961)	   $(24,686)	  $(8,415)

		Net loss less preferred stock
   dividend	                        $(5,947)  $(8,407) 	  $(26,024)	  $(9,753)

Net income (loss) per common share:
	Before effect of change in
  accounting principle	               $(.27)	    $(.58)	    $(1.29)	    $(.77)
	Effect of change in accounting
  principle	                              -	         -	          -	       .09
		Net loss	                           $(.27)	    $(.58)	    $(1.29)	    $(.68)


Average common shares	           12,942,448	14,447,811  13,245,119 14,421,060

See accompanying notes to consolidated financial statement


CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)

                                     											             (In Thousands)
											                                                 Nine Months Ended
											                                               April 29,  April 30,
											                                                 1995        1994
Cash flow from operating activities:
	Net loss	                                                $(24,686)   $(8,415)
	Adjustments to reconcile net income to net cash
  provided from operating activities:
		 Losses incurred in lag month eliminated           	           -	    (5,470)
	 	Effect of change in accounting principle	                     -	    (1,340)
	 	Provision for unrealized losses on marketable securities    187        234
	 	Depreciation and amortization	                            6,885	     8,008
	 	Provision for fixed asset write-off	                      1,870	         -
	 	Realized gain on sale of property	                       (1,709)	        -
	 	Provision for losses on accounts receivable	                103	        32
		 Realized gain on fixed assets fire settlement	                -	      (840)
		 Change in assets and liabilities:
			 (Increase) decrease in receivables	                      6,223	       (77)
	 		(Increase) decrease in inventory	                        6,625	      (768)
			 Increase (decrease) in accounts payable 	               (4,468)     5,135
			 Increase (decrease) in accrued expenses	                   773	      (595)
			 Increase in other liabilities and deferred credits	      1,583      1,344
		Other, net	                                                1,533	       (92)
		Net cash (used in) and provided from operating activities (5,081)    (2,844)

Cash flow from investing activities:
	Payments for fixed assets	                                 (3,131)    (8,368)
	Proceeds from disposition of fixed assets	                  7,910	     2,319
	Investments in capitalized software and license fees	         235       (188)
	Other, net	                                                   565	      (583)
			Net cash used in investing activities	                    5,579	    (6,820)

Cash flow from financing activities:
	Proceeds from borrowings	                                  15,381	    24,347
	Payments on borrowings	                                   (21,439)	  (24,585)
	Payments of dividends on preferred stock	                       -	    (1,338)
	Proceeds from sale of common stock	                         1,804	         -
	Decrease in restricted cash for letters of credit	          1,892	       954
	Other, net	                                                     -	       189
			Net cash used in financing activities	                   (2,362)	     (433)

Effect of foreign currency translation on cash	                771	       (78)

Net decrease in cash and cash equivalents	                  (1,093) 	 (10,175)
Cash and cash equivalents at beginning of year	              6,241	    22,452
Cash and cash equivalents at end of period	                 $5,148	   $12,277

Cash payments for:
	Interest	                                                  $4,769	    $5,404
	Income taxes, net	                                           $939	      $938

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

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 30, 1994.

The results of operations for the three and nine months ended April 29, 1995 are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories

Inventories consist of:

			                       April 29,         	   July 30,
       		                   1995            	     1994
	Raw materials	            $1,830	               $5,657
	Work in process	           2,164	                1,601
	Finished products 	        7,917	               10,416
                          $11,911	              $17,674

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

5. Common Stock

In August 1994, the Company sold 700,000 shares of its common stock held in treasury for $1,750 in a transaction outside the United States pursuant to regulation S of the Securities and Exchange Commission. The Company utilized the proceeds for working capital needs. In addition, in September 1994, the Company reached an agreement with Intelogic Trace, Inc. ("Intelogic"), in conjunction with Intelogic's court approved reorganization, to cancel its option to repurchase at $.75 per share, its common stock held by Intelogic in exchange for all of the Company's holding of Intelogic Preferred Stock, which had no carrying value. As a result of the exchange, the Company received from Intelogic 2,400,000 shares of Datapoint common stock.

6. Income Taxes

Income taxes for the first nine months of 1995 were $83 on a pre-tax loss of $24,603. The income taxes were the result of profitable operations at certain of European subsidiaries which could not be offset against the overall consolidated loss.

7. Subsequent Event

On May 8, 1995, the New Castle County Delaware Chancery Court determined that the settlement of two stockholder derivative suits (Heineman vs. Datapoint Corporation, et al., Case No. 7956 and Heineman vs. Datapoint Corporation, et al., Case No. 8873) were fair, reasonable and in the best interests of the stockholders of the Company.

The two settlements provide monetary proceeds to the Company. Additionally there are certain by-laws which will be amended to govern the employment contracts of employee-directors and transactions between the Company and its shareholder directors who hold 5% or more of its common stock.

The Company expects to receive proceeds of approximately $4,000 after attorneys fees, costs and expenses from the settlements. These proceeds are derived from two trusts previously funded by the Company and an insurance settlement. On May 30, 1995, the Company announced that provision had been made for the payment of interest due as of June 1, 1995 to its bondholders of record as of May 15,1995 on the outstanding 8 7/8% convertible subordinated debentures due 2006 by irrevocably assigning to the indenture trustee of the debentures a portion ($2,860) of the settlement funds pending the effective date of the settlements (June 12, 1995).

The Company anticipates that barring any appeal of the orders and final judgment approving the settlements, the proceeds will be received by the Company on June 13, 1995.

8. Reorganization/Restructuring  Costs
                                       Three Months Ended   Nine Months Ended
                                       April 29, April 30 	April 29,	April 30,
			                                      1995	     1994	     1995	     1994
($ in thousands)
Employee termination payments	           $1,400	    $955     $4,413     $955
Terminated employee benefit costs	            -	       -		      334	       -
Provision for employees not terminated	       -	       -		      453	       -
Lease termination payments	                 230	       -		      230	       -
Other asset write-downs	                    180	       -		    2,075	       -
TOTAL                                   	$1,810    	$955    	$7,505  	  $955

The Company's restructuring charges primarily have been driven by management's internal efforts to implement cost cutting measures in light of its overall plan to return to profitability. In addition, competitive pressures in the Company's industry and a slowdown of customer orders have externally influenced the level of restructuring charges.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. As such, employee termination payments are generally paid out over a period of time rather than as one lump sum. Management anticipates further employee terminations in the fourth quarter of fiscal year 1995; however, such employees have not been specifically identified. Although a reasonable estimate of the amount of future termination costs cannot be made at this time, management does expect to incur additional charges for terminations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Years Referred to are Fiscal Years)

Overview
During the first nine months of 1995, the Company continued to experience operating losses due to a decline in sales revenue and sales gross profit margins. The Company continued its review of worldwide operations and recorded $1.8 million in restructuring costs during the third quarter of 1995 due to cost cutting actions taken mostly within Europe. The decline in sales revenue, sales gross profit margins and the restructuring resulted in an operating loss of $2.5 million in the third quarter and $18.5 million for the first nine months of 1995 and negative cash flows from operations of $5.1 million for the first nine months of 1995.

The restructure actions taken during the third quarter of 1995 were again part of management's overall plan to preserve and improve the Company's cash liquidity position and allow the Company to meet its operating cash flow requirements for fiscal 1995 and beyond. The Company has the following three main objectives during fiscal 1995:

1. product marketing to maintain stabilized revenue levels
2. continued review and reduction of operating costs; and
3. one time cash infusions to meet operating requirements.

The Company's revenue level improved during the third quarter of 1995 when compared with the second quarter of 1995, but revenue for the first nine months of 1995 declined from the first nine months of 1994. The Company expects to see gradually improved revenues as the markets emerge for the new MINX line of video communications technology, sales increases from telephony solutions internationally, and international sales increases from the Company's new automotive dealer software package.

The Company continued its review of worldwide operations and recorded $1.8 million of charges during the third quarter as a result of a reorganization plan primarily affecting personnel reductions in two European subsidiaries in addition to its U.S. Headquarters. These reductions will reduce the operating cash flow requirements while not significantly affecting the revenue generating activities of the business. The Company will continue to review all operations during the remainder of the year and based upon the performance of each operation, additional restructuring accruals may be necessary.

During the first nine months of 1995, the Company had one-time cash infusions from the sale of vacant land in San Antonio, Texas ($7.2 million), the sale of 700,000 shares of common stock ($1.8 million), settlement proceeds received from a defendant in patent infringement litigation ($1.0 million), and the final insurance payment related to the fire in the Belgian subsidiary ($1.5 million included in accounts receivable collection).

In addition to these one-time cash infusions, subsequent to the third quarter, the Company was the beneficiary of the proposed settlement of two stockholder derivative suits. Barring any appeal of the orders and final judgment approving the settlement, the Company expects to receive proceeds of approximately $4.0 million after attorney fees and plans to utilize such cash infusion for the operating and financing requirements of the Company. The Company will continue to pursue additional one-time cash infusions as a means of augmenting cash during the remainder of 1995. Although there are a number of these available, no assurances can be given that the efforts to pursue such cash infusions will be successful.

Results of Operations

The Company had an operating loss of $2.5 million and net loss of $5.5 million for the third quarter of 1995 and an operating loss of $18.5 million and net loss of $24.7 million for the first nine months of 1995. This compares with an operating loss of $4.6 million and net loss of $8.0 million for the third quarter of 1994 and an operating loss of $2.9 million and a net loss of $8.4 million for the first nine months of 1994. The following is a summary of the Company's sources of revenue:

                          	        Three Months Ended      Nine Months Ended
   (In thousands)                 	04/29/95  	04/30/94   	04/29/95  	04/30/94

   Sales:
   	U.S. 	                          $1,434	    $1,072	     $4,475	    $4,883
	   Foreign 	                       22,995	    19,998	     52,645	    58,822
    			                             24,429	    21,070	     57,120	    63,705
   Service and other:
   	U.S. 	                             310 	      286	      1,020        882
	   Foreign	                        22,801	    21,446	     67,700	    64,649
       		                           23,111	    21,732	     68,720	    65,531

   Total revenue 	                 $47,540	   $42,802   	$125,840	  $129,236

Revenue during the third quarter of 1995 increased $4.7 million, compared with the same period of the prior year. Foreign sales revenues, and service and other revenue, for both the third quarter and the first nine months of 1995 essentially remained flat as compared with the same periods a year ago. However, foreign sale revenue was favorably impacted by the weakening U.S. dollar by $1.9 million and $4.3 million for the third quarter of fiscal 1995 and first nine months of 1995, respectively. Similarly, service and other revenue was also favorably impacted by $2.6 million and $6.1 million for the same periods.

The gross profit margin for the third quarter and first nine months of 1995 was 32.8% and 32.0% , respectively, compared with 34.2% and 39.4% for the same periods of the prior year. The decline was due to the inventory write-downs recorded in the second quarter of 1995 and to a lesser extent to a change in product mix and vendors. Operating expenses (research and development plus selling, general & administrative) during the third quarter of 1995 declined $3.1 million and $4.5 million the first nine months of 1995 as compared to the same period of the prior years. These savings were partially offset by the weakened U.S. dollar which resulted in an increase in operating costs and expenses of $1.1 million and $2.8 million, respectively, for the third quarter and first nine months of 1995.

Non-operating income and expenses for the three months ended April 29, 1995, includes a charge of $1.2 million as a result of the weakening dollar against foreign currencies. Included in the nine months ending April 29, 1995 is a gain of $1.7 million on the sale of vacant land in San Antonio, Texas whereas, non-operating results for the nine months of 1994 include fire settlement gains on fixed assets of $0.8 million.

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

Financial Condition

During the first nine months of 1995, the Company's cash and cash equivalents declined $1.1 million. During this period, substantial one-time cash infusions from the sale of land, sale of common stock, insurance proceeds, and legal settlement proceeds coupled with operating activities which emphasized inventory reductions and receivables collections were essentially offset by the operating loss, payments on borrowings and reductions of accounts payable.

As of April 29, 1995, the Company had restricted cash and cash equivalents of $2.4 million which was restricted primarily to cover various lines of credits.

As an additional means of preserving cash flow for operations, the Company's Board of Directors elected to defer the October 15, 1994, January 15, 1995, and April 15, 1995 preferred dividend payment to shareholders. If dividends are six quarters in arrears, the preferred stock shareholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share is exchangeable into two shares of common stock at the option of the holder.

Reorganization/Restructuring Costs

A rollforward of the restructuring accrual from July 31,1993 through to April 29, 1995 is as follows:

                                                      	 TOTAL

Restructuring accrual as of July 31, 1993	             $2,565
Fiscal 1994 additions	                                 14,853
Fiscal 1994 payments	                                  (3,430)
Restructuring accrual as of July 30, 1994	             13,988
First Quarter 1995 additions	                               -
First quarter 1995 payments	                           (2,234)
Restructuring accrual as of October 29, 1994	          11,754
Second quarter 1995 additions	                          5,695
Asset write-offs	                                      (1,895)
Second quarter 1995 payments	                          (5,516)
Restructuring accrual as of January 29, 1995	          10,038
Third quarter 1995 additions	                           1,810
Third Quarter 1995 payments	                           (4,585)
Restructuring accrual as of April 29, 1995	            $7,263

The projected payout of the restructuring accrual balance as of April 29, 1995, which relates almost entirely to unpaid employee termination costs, is as follows:

Fourth quarter 1995	                                   $5,959
First quarter 1996	                                       502
Second quarter 1996	                                      465
Third quarter 1996	                                        73
Beyond	                                                   264
Restructuring accrual as of April 29, 1995	            $7,263

Included in the second and the third quarter 1995 payments is a total of $3,882 which was paid by a foreign government and is repayable by the Company over a number of years, which has yet to be determined. The liability has been reclassified as a payable to the foreign government during the second and third quarter of 1995. Due to legal stipulations in foreign countries, the Company additionally incurs indemnification costs in certain countries associated with employee terminations.



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


	                                            		DATAPOINT CORPORATION
			                                                 (Registrant)



Date:  June 13, 1995                           	/s/ Phillip P. Krumb
		                                             	Chief Financial Officer
		                                            	(Chief Accounting Officer)