Form 10-K/A
period 1994-07-30
DATAPOINT CORP
filed 1995-06-21
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-K/A

                                AMENDMENT NO. 1 TO
                    ANNUAL REPORT UNDER SECTION 10 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                          FOR PERIOD ENDING JULY 30, 1994

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

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

	Title of each class			             	Name of each exchange on which registered
Common Stock, $.25 par value				                     	New York Stock Exchange
$1.00 Exchangeable Preferred Stock, $1.00 par value			New York Stock Exchange
8-7/8% Convertible Subordinated Debentures Due 2006		 New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements (incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $22,821,850 as of June 2, 1995 (based on the last reported sale price of such stock on the New York Stock Exchange).

As of June 2, 1995, 13,041,057 shares of Datapoint Corporation Common Stock, exclusive of 7,950,160 shares held in Treasury.



                           SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.

                                        FOR 10-K-A

                           AMENDMENT TO APPLICATION OR REPORT

                   FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                                   DATAPOINT CORPORATION

                                AMENDMENT NO. 1 TO FORM 10K


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual report to the Commission on Form 10-K for the year ended July 30, 1994, as set forth below.

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At the Annual Meeting, seven directorships are to be filled, constituting the entire Board of Directors of Datapoint, the directors so elected to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified.

Although the Board of Directors does not contemplate that any of the nominees for directors named herein will be unavailable for election, in the event of a vacancy in the slate of nominees, the proxy will be voted for the election of a nominee who will be selected by the Board of Directors, unless the Board of Directors elects instead to reduce the number of directors.

The nominees for election as directors are as follows:

GERALD N. AGRANOFF, age 48, is currently Vice President, General Counsel and Corporate Secretary of Datapoint. Mr. Agranoff has been a General Partner of Arbitrage Securities Company, for more than five years. Mr. Agranoff also has been a General Partner of Plaza Securities Company since January, 1987, and a Trustee of MAI Liquidating Trust since February 1986. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities, The American Energy Group, Ltd., and Canal Capital Corporation. Mr. Agranoff also has been the General Counsel to Arbitrage Securities Company and Plaza Securities Company for more than five years. He has been a director of Datapoint since 1991.

DORIS D. BENCSIK, age 63, is currently President and Chief Operating Officer of Datapoint. Mrs. Bencsik has been a member of the Datapoint's Board of Directors since 1985. During 1992 - 1993 Mrs. Bencsik has been employed by Modular Computer Systems Inc., as President and Chief Executive Officer. In addition, Mrs. Bencsik has maintained a business consulting practice for more than the past five years, in which she served as a consultant to Datapoint from October 1992 to February 1993. In February 1993, she entered the employment of Datapoint as Executive Vice President and Chief Operating Officer, and was promoted to President in November 1993. Mrs. Benscik also worked at Datapoint from 1982 to 1987. Mrs. Bencsik joined Datapoint in November 1982 as Vice President, Engineering. In May 1984, she was promoted to Vice President, Operations, and was promoted to Senior Vice President, Operations in January 1985. In November 1985, she was promoted to Executive Vice President, Chief Operating Officer and elected as a member of the Board of Directors. In January 1987, Mrs. Bencsik was named acting Chief Executive Officer and in June 1987, was named to the Office of the President. Mrs. Bencsik is a member of the Executive and Special Committees.

ASHER B. EDELMAN, age 55, joined Datapoint's Board of Directors as its Chairman in March 1985, and has served in that capacity and as Chairman of its Executive Committee to the present date, and as Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Plaza Securities Company, an investment partnership since July 1979. From January 1977 through June 1984 he served as the General Partner of Arbitrage Securities Company, a broker-dealer; from June 1984 he has served as General Partner of Asco Partners, the sole general partner of Arbitrage thereafter. Mr. Edelman is a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation (formerly United Stockyards Corporation); a director and President of Canran Corp., which is a General Partner of Canal-Randolph Limited Partnership.

IRVING J. GARFINKEL, age 58, has been a General Partner of Asco Partners, the sole general partner of Arbitrage Securities Company, for more than five years. Mr. Garfinkel also has been a General Partner and controller of Plaza Securities Company for more than the past five years. He has served as a director of Datapoint since 1991, and is Chairman of the Audit Committee.

DANIEL R. KAIL, age 59, has been Managing Trustee of Management Assistance Inc. Liquidating Trust since January 1986, and prior thereto had been a director, Executive Vice President and Chief Operating Officer since October 1984 of Management Assistance Inc., a computer manufacturing and servicing company. He also was a director and Executive Vice President of Canal Capital Corporation from 1987 until 1991. He has served as a director of Datapoint since 1985 and is Chairman of the Compensation Committee.

DIDIER M. M. RUFFAT, age 58, served for 25 years in various capacities with France's BULL computer group, most recently as President and Chief Executive Officer of BULL Europe, and previously in senior executive positions in sales, marketing and finance. He has served as a director of Datapoint since December 1993 and is a member of the Compensation Committee.

BLAKE D. THOMAS, age 44, is currently the Acting Managing Director of Datapoint's New Zealand subsidiary. In addition, he has been engaged in the business of investing in listed securities for more than five years. He is President of Blake D. Thomas, Inc., a corporation that until 1991 published The Thomas Report, an investment newspaper that specialized in evaluating stocks traded on the New York Stock Exchange, was General Partner of Mainsail Limited Partnership from 1990 until its dissolution in December 1992, has been since 1990 General Partner of Foresail Limited Partnership, and has been since November 1991 President of Symba, Inc., the General Partner of Windward Limited Partnership, each of which is engaged in the business of investing in listed securities. He has served as a director of Datapoint since 1992 and is a member of the Special Committee. He has also served since August 1994 as a special consultant for the Board on Datapoint general management and business affairs.

Datapoint, Mr. Edelman, Mr. Thomas and Mainsail Limited Partnership entered into an agreement in settlement of litigation involving an exchange offer for Datapoint's now-extinguished $4.94 Exchangeable Preferred Stock whereby, among other things, Datapoint agreed to propose (and Mr. Edelman agreed to support) Mr. Thomas for election to the Board of Directors of Datapoint at the 1991 and 1992 annual meetings of stockholders.


ITEM 11	EXECUTIVE COMPENSATION

                             COMPENSATION OF DIRECTORS

Directors who are employees of Datapoint receive no additional compensation for serving on the Board of Directors or its committees. Each director who is not an employee of Datapoint receives fees as follows: Each non-employee director receives an annual fee of $15,000, payable in quarterly installments. Executive Committee members receive an additional $5,000 annual fee. Committee Chairmen receive an additional $2,000 annual fee. Board members serving on more than one committee receive an additional $1,000 annual fee. Each non-employee director also receives a fee of $750 for each Board meeting attended, $500 for each committee meeting attended and $500 for attendance at each meeting on Datapoint's business other than a Board of Directors or committee meeting. Each non-employee director is, at Datapoint's expense, provided with $50,000 of group term life insurance and $250,000 accidental death insurance. Each non-employee director has the option to purchase, at his own expense, coverage for himself and his dependents under Datapoint's group medical and dental insurance plan.

Datapoint maintains a retirement plan and a retirement medical care plan to cover non-employee Board members. Both plans presently are purely contractual rather than funded, and are self-insured except that retirees are required to participate in Medicare parts A and B. The retirement plan provides for a maximum annual benefit equal to a director's annual retainer in effect on the date of retirement. A partial benefit will be paid to directors with less than five years' service, and a full benefit will be paid to directors with five or more years of service. The benefit will be payable for the greater of ten years or life, and in the event a retiree should die within ten years of retirement, the remaining benefit will be paid to his estate. The retirement medical care plan affords non-employee directors, upon retirement, benefits and premiums equivalent to COBRA coverage available to certain former employees and/or dependents under Datapoint's group medical plan.

Director Thomas has worked since August 1994 as a special consultant for which he has received compensation of $500 per day payable in shares of common stock until May 1, 1995. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he has taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995, through July 31, 1995, he will be paid at the rate of $500 per day for his services, plus travel and housing expenses, plus additional compensation of a flat $2,000 per week. Director Thomas will also be entitled to participate in the Executive Health Benefit program of the Company. The Board also approved a one time special issuance of 45,000 shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term of the agreement with Director Thomas, he will not accrue nor receive any regular Board or committee fees.

Director Ruffat has received compensation of $10,000 per month since January 1994 for consultant services.

                              EXECUTIVE COMPENSATION

In 1992, the United States Securities and Exchange Commission amended the proxy disclosure requirements covering compensation of executive officers. These requirements call for a new format that includes a report by the Compensation Committee on Datapoint's policies for making executive compensation decisions, including the factors and criteria on which the chief executive officer's ("CEO") pay is based; a series of tables covering annual and long-term compensation; and a performance graph comparing the Company's five-year cumulative total stockholder return with the cumulative return a broad market index and another selected index.

Compensation Committee Report

Datapoint's executive compensation program is based on three fundamental principles.

Datapoint must offer compensation opportunities sufficient to attract, retain and reward talented executives who are sufficiently capable of addressing the challenges of a worldwide business in a difficult industry.

Compensation should include a substantial component of pay-for-performance sufficiently related to the financial results of the Company and/or the executive's performance to financially motivate the executive's efforts to increase stockholder value. This may cause individual compensation amounts to change significantly from year to year.

Compensation should provide a direct link between the long-term interests of executives and stockholders. Through the use of stock-based incentives, the Compensation Committee focuses the attention of executives on managing the Company from the perspective of an owner with an equity stake.

For executive officers, compensation now consists primarily of base salary, a short-term performance incentive opportunity in the form of a variable cash bonus based on either the financial performance of the Company or of their area of responsibility, and a long-term incentive opportunity provided by stock options.

The committee also obtains ratification by the non-employee members of the Board on most aspects of compensation and long-term incentives for executive officers.

The remainder of this Report reviews the annual and long-term components of Datapoint's executive compensation program, along with the decisions made by the committee regarding fiscal year 1994 compensation for both the CEO and the other named executive officers.



Total Annual Compensation

Annual cash compensation consists of two components - a fixed base salary and a variable annual bonus opportunity. As an executive's level of responsibility increases, a larger portion of total annual pay is based on bonus and less on salary. None of the named executives received a salary change during the past year other than Mr. David Berger through promotion, and Mr. Edelman's salary was last increased in December, 1990. The Committee sets the base salary of executive officers based upon a subjective analysis of competitive salaries of equally qualified executives, occasionally confirmed by reference to general salary surveys; prior compensation of the individual or of previous holders of the position is also considered. Contractual minimum base salaries are customarily negotiated with the executives.

The short-term performance incentive bonus opportunity is established either as a percentage, unique for each individual, of a numerical corporate performance indicia, or as a target percentage of pay which is the amount that can be earned based upon assigned objectives being met. Performance is measured as a percent of attainment against these objectives. When performance exceeds objectives, an executive's incentive pay can exceed the target rate, and when it falls below, as was the case in fiscal years 1994 and 1993, individual incentive pay is reduced accordingly.

Mr. Edelman's and Mrs. Bencsik's bonuses are based on a contractually specified percentage of Datapoint's pre-tax profits, which are defined as net pre-tax earnings, excluding the excess over $10 million of the net of any extraordinary gains, due to debt repurchase or exchange, against all extraordinary losses. During fiscal year 1994, the Company incurred net losses and therefore no bonuses were paid in 1994 under these contractual arrangements.

The remainder of the named executives have been assigned bonus targets of 30-33% of their base salary based upon 100% achievement of individualized goals and objectives, a substantial portion of which are related to the financial performance of corporate functions relevant to their respective responsibilities. No named executive was paid a bonus for fiscal year 1994.

Long Term Incentives

The committee believes that stock options appropriately link executive interests to the enhancement of stockholder value and utilizes them as its long-term incentive program; no additional long-term incentive programs are utilized. Stock options generally are granted at fair market value as of the date of grant, become exercisable over three years, and have a term of ten years. The stock options provide value to the recipients only when the price of Datapoint stock increases above the option grant price.

In 1993, the committee granted stock options to executive officers, as well as to other executives and selected key employees. In determining the size of the grant for Mr. Edelman and the other named executive officers, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; (ii) to contribute to the successful execution of Datapoint's product line broadening strategy; and
(iii) to implement Datapoint's cost reduction objectives; (iv) their relative levels of responsibility; and (v) the number of options they already held.

This report has been provided by the Compensation Committee.

Daniel R. Kail, Chairman
Didier M.M. Ruffat



Summary Compensation Table

                                               Annual Compensation                 Long-Term
                                                                                 Compensation
Name and                                                             Other                         All
Principal                    Fiscal                                  Annual      Stock Options    Other
Position                      Year     Salary         Bonus       Compensation    Granted (#)  Compensation

Asher E. Edelman (1)          1994     $300,534             0        $190,012(2)          0           0
Chairman of the Board and     1993      300,000             0         184,734(2)     50,000           0
Chief Executive Officer       1992      300,534      $342,000         169,813(2)    125,000     $10,752(3)

Doris D. Bencsik (4)          1994      259,615             0               0        75,000      31,798(8)
President and                 1993       76,154(5)          0          56,500(6)     75,000      31,798(8)
Chief Operating Officer       1992            0             0               0        25,000(7)   31,798(8)

Keith L. Thrower (14)         1994      165,000             0          90,140(2)          0           0
Vice President,               1993      165,000             0          87,082(2)     10,000           0
Technical Services            1992      167,676        45,000          78,490(2)     20,000           0

Jan Berger (12)               1994      180,000             0          30,190(2)          0           0
Vice President, Marketing     1993      180,000             0          36,000(2)     10,000           0
                              1992      180,000        49,680          51,064(2)     20,000           0

David Berger (9)              1994      150,000             0         110,999(13)         0           0
Vice President, Sales and     1993      133,358       284,726(10)      11,615(11)    40,000           0
Distribution                  1992      126,094        24,893          12,667(11)         0           0

Table Footnotes
(1)	 Asher E. Edelman was named Chief Executive Officer in November 1992 (fiscal
     1993).
(2)	 Represents payments incident to foreign assignment.
(3)	 The amounts shown in this column represent the Company's profit sharing contributions to Mr. Edelman's account under the Datapoint Corporation
     Profit Sharing/Employee Savings Plan.  The 1992 profit sharing contribution consisted of 4778.45  shares of Datapoint common stock at $2.25 per share, the value of the stock at the time of award.
(4)	 Doris D. Bencsik commenced employment with the Company on a half-time basis as Executive Vice President and Chief Operating Officer in February of
     fiscal 1993 and converted to a full-time status and was promoted to
     President on November 1, 1993, at a minimum annual salary of $300,000.
(5)	 Amount reflects half-time status and partial year of employment.
(6)	 Includes consulting fees of $55,000 attributable to service from October
     1992 through January 1993.
(7)	 Awarded under 1991 Director Stock Option Plan.
(8)	 Represents contractually fixed supplemental early retirement benefit attributable to prior service as an officer from 1982-87.
(9)	 David Berger commenced employment with the Company in May of fiscal 1991 and was named Vice President, Sales and Distribution in July 1993.
(10)	Represents performance bonus paid for service as managing director of
     United Kingdom subsidiary.
(11)	Represents value of personal use of company automobile as managing director of United Kingdom subsidiary.
(12)	Jan Berger commenced employment with the Company in June of fiscal 1991.
(13)	Represents payments incident to relocation and foreign assignment.
(14)	Mr. Thrower commenced employment with the Company in April of fiscal 1991.






Stock Option Grants in Last Fiscal Year (1)

                                         Options Granted in Fiscal 1994
                                         % of Total
                                           Options                                          Potential Gain at Assumed
                        Number of        Granted to      Exercise                          Annual Rates of Stock Price
                          Options       Employees in       Price        Expiration       Appreciation for Option Term (3)
      Name              Granted (2)      Fiscal Year     Per Share         Date            5%                10%
Asher E. Edelman              0             0.00%          n/a              n/a            n/a               n/a
Doris D. Bencsik (4)     75,000            27.08%          6.31           9/27/03         297,622            754,237
Didier M.M. Ruffatt      25,000             9.03%          6.31          12/16/03          99,207            251,412
Jan Berger                    0             0.00%          n/a              n/a            n/a               n/a
Keith L. Thrower              0             0.00%          n/a              n/a            n/a               n/a
Gain for all stockholders at assumed annual rates of stock price appreciation (5):      $34,064,751        $86,327,270


(1)	No Stock Appreciation Rights (SARs) have ever been granted by Datapoint.
(2)	Each grant becomes exercisable in three equal annual installments commencing on the first anniversary date.
(3)	The dollar amounts under these columns are the result of calculations at the
    5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.
(4)	These options become completely exercisable immediately should Datapoint terminate Mrs. Bencsik's employment without her consent, other than for cause.
(5)	These amounts represent the increase in the market value of Datapoint's outstanding shares (14.4 million) as of July 30, 1994, that would result from the same stock price assumptions used to show the potential realizable value for the named executives.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                      Number of                                                         Value of Unexercised
                       Shares                           Number of Unexercised           In-the-Money Options
                     Acquired on        Value          Options at July 30, 1994            at July 30, 1994
      Name             Exercise        Realized       Exercisable    Unexercisable     Exercisable  Unexercisable
Asher E. Edelman              0               0         275,000           50,000         447,917       17,708
Doris D. Bencsik         10,000         $27,750          40,000          125,000          18,750            0
David Berger             10,000         $47,500          13,333           26,667               0            0
Jan Berger                    0               0          36,667           13,333          61,667        7,083
Keith L. Thrower              0               0          36,667           13,333          61,667        7,083



Performance Graph

Set forth below is a line graph comparing the five-year cumulative total return for Datapoint common stock with the Dow Jones 65-Composite Average, a broad equity market index, and the Dow Jones computer systems index, excluding IBM.


		Comparison of Five-Year Cumulative Total Return




Datapoint Corporation
Stock Price Analysis

 Year     Datapoint Common Stock    Dow Jones Computer      Dow Jones 65-Computer
                                    systems index (w/o IBM) Composite average
         Actual YE Base YE          Actual YE  Base YE       Actual YE         Base YE
 FY94     3.75      71.43           181.90      80.80        1,635.12           148.06

 FY93     7.00     133.33           148.27      65.87        1,609.55           145.74

 FY92     2.38      45.24           214.45      95.26        1,414.24           128.06

 FY91     1.38      26.19           213.52      94.85        1,237.82           112.08

 FY90     1.63      30.95           218.56      97.09        1,135.06           102.78

 FY89     5.25     100.00           225.11     100.00        1,104.39           100.00

The graph assumes $100 invested on July 30, 1989, in Datapoint common stock and each of the Dow Jones indexes, and that all dividends were reinvested. During the five-year period Datapoint did not pay any dividends on its common stock.

EMPLOYMENT AGREEMENTS

Effective April 25, 1990, Datapoint entered into a written employment agreement memorializing an existing understanding concerning the employment of Mr. Edelman as Chairman of the Board of Directors and the Executive Committee of Datapoint. The agreement, as amended, now provides for a base salary of $300,000, an annual bonus opportunity, and payment of certain of his expenses, subject to limitations, including expenses relating to his presence at Datapoint's European offices. The amended agreement further provides for a lump-sum payment of two years salary and benefits plus one year of bonus at plan should Mr. Edelman's employment involuntarily terminate other than by death or disability, or for "cause" as strictly defined therein.

Effective February 4, 1993, Datapoint entered into an agreement with Mrs. Bencsik providing for her employment as Executive Vice President and Chief Operating Officer with a minimum annual base salary of $150,000 for half-time service until November 1, 1993, and for her employment as President and Chief Operating Officer with a minimum annual base salary of $300,000 for full-time service thereafter. The agreement provides for an annual bonus opportunity, certain executive benefits, and base salary continuation for two (2) years should Datapoint terminate her employment prior to September, 1996 other than for "cause" as strictly defined therein.

Effective July 1, 1993, Datapoint entered into an agreement with Mr. David Berger providing for his employment as Vice President, Sales and Distribution, at a minimum annual base salary of $150,000. The agreement provides for an annual bonus opportunity, certain executive benefits, and continuation of base salary and benefits for one year should Datapoint terminate his employment other than for cause. The agreement also provides for expatriate accommodations incident to foreign assignment.

Effective June 1, 1991, Datapoint entered into an agreement with Mr. Jan Berger providing for his employment as Vice President, Marketing, at a minimum annual base salary of $180,000. The agreement provides for an annual bonus opportunity, certain executive benefits, and lump-sum payment of one year of base salary as well as a continuation of benefits for one year should Datapoint terminate his employment other than for "cause" as strictly defined therein. The agreement also provides for expatriate accommodations incident to foreign assignment.

Effective April 1, 1991, Datapoint entered into an agreement with Mr. Thrower providing for his employment as Vice President, Services, at a minimum annual base salary of $150,000. The agreement provides for an annual bonus opportunity, certain executive benefits, and lump-sum payment of one year of base salary as well as a continuation of benefits for one year should Datapoint terminate his employment other than for "cause" as strictly defined therein. The agreement also provides for expatriate accommodations incident to foreign assignment.

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the Common Stock and Preferred Stock owned beneficially by each director and by all directors and executive officers as a group. Except as noted below, each person has full voting and investment power over the shares indicated. Voting power includes the power to direct the voting of the shares held, and investment power includes the power to direct the disposition of shares held.


                             Common Stock                      Preferred Stock
                             Beneficially        Percent         Beneficially        Percent
Name of Director                Owned (1)        of Class           Owned           of Class
Gerald N. Agranoff (D)         25,000 (2)(5)                               0 (2)(6)
Doris D. Bencsik (O&D)         50,154 (4)                             13,400
Asher B. Edelman (O&D)      1,697,542 (3)(4)       13.0%             154,854 (3)(6)    8.7%
Irving J. Garfinkel (D)        25,000 (5)                                  0
Daniel R. Kail (D)             25,552 (4)                                  0 (2)
Didier Ruffat (D)              25,000                                      0
Blake D. Thomas (D)            64,883                                 44,872           2.5%
David Berger (O)               26,667                                      0 (6)
Jan Berger (O)                 46,667                                      0
Keith Thrower (O)              46,667                                      0
James L. Richey, Jr. (O)       13,333                                      0
Phillip P. Krumb (O)                0                                      0
Executive Officers and
 Directors of Datapoint
 as a group (12 Persons)    2,046,465              15.7%             213,126          11.9%
  Indicates less than 1% ownership

	(1)	The information set forth above and in these notes as to capital stock owned by officers and directors is current as of May 31, 1995, and includes shares of Common Stock which may be deemed to be beneficially owned by such persons by reason of stock options currently exercisable or which may become exercisable within sixty (60) days after that date.  The number of shares deemed to be beneficially owned by reason of such options is: Mr.
     Edelman, 158,333 Mrs. Bencsik 40,000, all other directors, 25,000 each
     (total 125,000);  Mr. David Berger, 26,667; Mr. Jan Berger, 46,667;
     Mr. Thrower, 46,667; all officers and directors as a group, 443,334.

	(2)	Mr. Agranoff is a director of Canal Capital Corporation ("Canal"), which owns 333,779 shares of Common Stock and 8,458 shares of Preferred Stock.
     Mr. Agranoff disclaims beneficial ownership of these shares, and which are not included in the beneficial ownership table above.

	(3)	Mr. Edelman's listed beneficial ownership of 1,697,542 shares of Common
     Stock is explained in detail in this paragraph.  As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited
     Partnership and Citas Partners, which is the sole general partner of
     Felicitas Partners, L.P., Mr. Edelman may be deemed to own beneficially the 245,195, 783,890, and 4,402 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the listed ownership.  Also included are the
     333,779 shares owned by Canal, in which companies Mr. Edelman and various persons and entities with which he is affiliated own interests.  By virtue of investment management agreements between A.B. Edelman Management Company
     Inc. and Canal, A.B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal.  A.B. Edelman
     Management Company Inc. therefore may be deemed to be the beneficial owner of the 333,779 shares owned by Canal.  Asher B. Edelman is the sole stockholder of A.B. Edelman Management Company Inc. and these shares are included.  Also, included are Mr. Edelman's presently exercisable options to purchase 158,333 shares.  Also included are the 150,004 shares owned by Mr. Edelman's spouse, Maria Regina M. Edelman, the 939 shares issuable upon conversion of the Company's 8-7/8% Convertible Subordinated Debentures
     held by Maria Regina M. Edelman, and the 21,000 shares beneficially owned by Mr. Edelman's daughters in accounts for which he is the custodian.
     As a trustee of the Canal Retirement Plan, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the 19,827 shares owned by such plan, which are excluded.  Also excluded are 835 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian, the 500 shares owned directly by Penelope C. Edelman.  Mr. Edelman disclaims beneficial ownership of these shares.

   		In addition, Mr. Edelman beneficially owns 154,854 shares of Preferred
     Stock, explained in detail in this paragraph.  As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited
     Partnership and Citas Partners, which is the sole general partner of
     Felicitas Partners, L.P., Mr. Edelman may be deemed to hold beneficially the 81,384, 51,229 and 581 shares  held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the amount stated in the first sentence of this paragraph.  Also included are the 8,458 shares owned by Canal, and the
     13,202 shares owned by Mr. Edelman's spouse, Maria Regina M. Edelman.  As a trustee of the Canal Retirement Plan, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the 39,586 shares,  owned by such plan, which are excluded.  Also excluded are the
     38,330 shares owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian and 15,009 shares owned directly by Penelope C. Edelman.  Mr. Edelman disclaims beneficial ownership of these excluded shares.

	(4)	As of May 31, 1995, certain officers and directors of Datapoint beneficially owned Datapoint's 8-7/8% Convertible Subordinated Debentures ("Debentures"). Ownership of such Debentures includes a right to convert them into shares of Common Stock. Shares issuable upon any such conversion have been included in the information set forth above: Doris Bencsik, 3866; Regina Edelman, 939; Mr. Kail, 552.

	(5)	Messrs. Agranoff and Garfinkel are general partners of Plaza Securities
     Company, which owns 245,195 shares of Common Stock and 81,384 shares of
     Preferred Stock.  They disclaim beneficial ownership of these shares, which are not included in the beneficial ownership table above.

	(6)	Messrs. Agranoff, Edelman and David Berger are the trustees of the
     Datapoint Corporation Supplemental Executive Retirement Plan. As trustees of this plan, Messrs. Agranoff, Edelman and Berger may be deemed to own beneficially, and share voting and investment power over the 62,000 preferred shares owned by such plan which are excluded. Messrs. Agranoff, Edelman and Berger each disclaim beneficial ownership of these excluded shares.


ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


As of July 30, 1994, the Company's Board Chairman Edelman and directors/Compensation Committee members Agranoff, Kail and former Company director Dwight D. Sutherland were also directors of Intelogic Trace, Inc. ("Intelogic"), comprising four of Intelogic's six directors. These directors resigned from Intelogic, however, on December 8, 1994. [Intelogic filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Western District of Texas, San Antonio Division, Case No. 94-52172-C-11 on August 5, 1994. Intelogic emerged from bankruptcy pursuant to approval of a modified first amended plan of reorganization on November 28, 1994. However, on March 16, 1995, Intelogic again filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Western District of Texas, San Antonio Division, Case No. 95-50753-LMC-11. During that proceeding, substantially all of Intelogic's operating assets were sold to a third party on April 5, 1995. Intelogic is effectively no longer in business.]

As such however, the above directors/Compensation Committee members did receive compensation and/or benefits from Intelogic prior to their resignations. Also, these directors and former director may be deemed to have beneficially owned approximately 15% of Intelogic's common stock as of July 30, 1994. In addition, they had options to purchase shares of Intelogic common stock equal in the aggregate to approximately 1% of the amount then outstanding. The overlap of directors does not give rise to a reportable compensation committee interlock.

Since the 1985 spin-off of Intelogic from being Datapoint's U.S. computer hardware maintenance division up until April 5, 1995, when substantially all of its operating assets were sold to a third party, Datapoint engaged in and continued to engage in various transactions with Intelogic as an independent computer maintenance company. All such transactions were billed to Intelogic by Datapoint at its cost. All other transactions between Datapoint and Intelogic were pursuant to a Master Maintenance Agreement entered into at the time of the spin-off and related to the ordinary business operations of both Datapoint and Intelogic. For fiscal years 1994, 1993 and 1992, Intelogic paid Datapoint approximately $196,000, $366,000 and $688,000, respectively, for equipment and field support spares, royalties and expenses, and Datapoint paid Intelogic approximately $28,000, $246,000 and $162,000, respectively, primarily for services and sales. Included in accounts receivable are amounts due from Intelogic of $298,000, $315,000 and $300,000, respectively.

During fiscal year 1991, Datapoint sold its outstanding stock in Datapoint Canada, a wholly-owned subsidiary, to Intelogic. The proceeds consisted of $350,000, in cash and 25,000 shares of Intelogic preferred stock, redeemable at the option of Intelogic, in escalating amounts, beginning at $62.50 per share on or before November 9, 1992, and increasing to $100.00 per share on or before November 10, 1994, until a mandatory redemption date of November 9, 1995. The preferred stock was to also accrue dividends at an annual rate of $10.00 per share, if paid in cash, or at an annual rate of $18.00 per share if paid in additional shares of preferred stock. As an element of the transaction, the parties caused Datapoint Canada to repay approximately $1,300,000 in operating capital loans provided to Datapoint Canada as a subsidiary of Datapoint. No gain or loss was recorded in sale. As an aspect of consideration for the sale, Datapoint received a five-year option to purchase substantially all of Intelogic's holdings of Datapoint's common and preferred stock. The option allowed Datapoint to purchase from Intelogic up to 2,700,000 shares of Datapoint common stock for $0.75 a share and up to 85,000 shares of $4.94 Datapoint preferred stock for $1.375 a share. The $4.94 preferred shares owned by Intelogic were exchanged for $1.00 preferred shares and 170,000 shares of common stock in the Preferred Stock Exchange. Datapoint exercised its preferred stock option and retired 85,000 shares of $1.00 preferred stock and 170,000 shares of common stock.

However, in September 1994, the Company reached an agreement with Intelogic, in conjunction with Intelogic's court approved reorganization, to cancel its option to purchase at $0.75 per share, its common stock held by Intelogic in exchange for all of the Company's holdings of Intelogic preferred stock which had no carrying value. As a result of the exchange, the Company received from Intelogic 2,400,000 shares of Datapoint common stock.

Director Agranoff provided various tax, legal and real estate consulting services for Datapoint. During 1994, 1993 and 1992, Datapoint paid Mr. Agranoff $126,000, $104,000 and $87,000, respectively, for those services. During fiscal year 1994, Datapoint paid legal fees of $5,000 to the law firm of Pryor, Cashman, Sherman & Flynn, to which firm Mr. Agranoff is of counsel, for legal services provided by attorneys other than Mr. Agranoff.




                                       SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			                                              							DATAPOINT CORPORATION
											                                                  (Registrant)


                                          										By: /s/   Asher B. Edelman
										                                                 	Asher B. Edelman
										                                         Chief Executive Officer and
						                                   				          Chairman of the Board


DATED:   ______________, 1995


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  	Signature					                        Title					                 	Date


/s/ Asher B. Edelman	      	Chairman of the Board and       _____________,1995
    Asher B. Edelman         Chief Executive Officer
			                        (Principle Executive Officer)


/s/ Doris D. Bencsik			President and Chief Operating Officer	___________,1995
	   Doris D. Bencsik


/s/ Phillip P. Krumb           Vice President and           ____________,1995
    Phillip P. Krumb         Chief Financial Officer


/s/ Gerald N. Agranoff		Vice President, General Counsel     _____________,1995
    Gerald N. Agranoff       and Corporate Secretary


/s/ Irving J. Garfinkel			         	Director			        		  _____________, 1995
	   Irving J. Garfinkel


/s/ Daniel R. Kail				             	Director				        	 ______________, 1995
	   Daniel R. Kail


/s/ Didier M.M. Ruffat				         Director			         		_______________, 1995
	   Didier M.M. Ruffat


/s/ Blake D. Thomas			            	Director			         		_______________, 1995
	   Blake D. Thomas

- -8-