Form 10-Q/A
period 1995-04-29
DATAPOINT CORP
filed 1995-06-22
CIK 205239

FORM 10-Q/A

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


(Mark One)

[X]  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	    THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended April 29, 1995

                                         OR

[ ]  AMENDMENT NO. ____TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.
  	  For the transition period from ________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

As of June 2, 1995, 13,041,057 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 7,950,160 shares held in Treasury.




THE STATEMENT OF OPERATIONS IS AMENDED TO REFLECT THE CHANGE IN THE NET LOSS PER COMMON SHARE FOR THE QUARTERLY PERIOD ENDED APRIL 29, 1995.


CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)
			                                       (In thousands, except share data)
 			                                  Three Months Ended		  Nine Months Ended
 			                                  April 29,	 April 30,	April 29, April 30,
 			                                     1995      1994      1995      1994
Revenue:
	Sales	                                 $24,429	  $21,070	  $57,120	  $63,705
	Service and other	                      23,111	   21,732    68,720	   65,531
	Total revenue	                          47,540	   42,802	  125,840	  129,236

Operating costs and expenses:
	Cost of sales	                          17,583	   13,508	   45,411	   35,417
	Cost of service and other	              14,387	   14,676	   40,172	   42,858
	Research and development	                1,124     1,660	    3,403	    4,918
	Selling, general and administrative	    15,153	   16,596	   47,840	   47,988
	Restructuring costs	                     1,810	      955	    7,505	      955
	Total operating costs and expenses	     50,057	   47,395	  144,331	  132,136

	Operating loss	                         (2,517)	  (4,593)	 (18,491)	  (2,900)

Non-operating income (expense):
	Interest expense	                       (2,235)   (2,266)	  (6,985)	  (6,751)
	Other, net	                               (746)	    (982)	     873 	     453
		Loss before income taxes
		  and extraordinary item	              (5,498)	  (7,841)	 (24,603)	  (9,198)
Income taxes (benefit)	                       3	      120	       83	      557
		Loss before effect of change
		  in accounting principle 	           $(5,501)	 $(7,961)	$(24,686)	 $(9,755)

Effect of change in accounting principle 	    -	        -	        -	    1,340

	Net loss	                              $(5,501)  $(7,961)	$(24,686)  $(8,415)

	Net loss less preferred stock dividend $(5,947)  $(8,407)	$(26,024)	 $(9,753)

Net income (loss) per common share:
	Before effect of change in accounting
  principle	                              $(.46)	   $(.58)	  $(1.96)	   $(.77)
	Effect of change in accounting principle	    -	        -	        -	      .09
		Net loss	                               $(.46)	   $(.58)	  $(1.96)	   $(.68)

Average common shares             	12,942,448	14,447,811	13,245,119	14,421,060


See accompanying notes to consolidated financial statements




                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            			DATAPOINT CORPORATION
			                                                 (Registrant)


Date:  June 20, 1995  	                        /s/ Phillip P. Krumb
			                                            Chief Financial Officer
			                                            (Chief Accounting Officer)