Form 10-K/A
period 1994-07-30
DATAPOINT CORP
filed 1995-07-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A

                                      AMENDMENT 2

(Mark One)
[X]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act of 1934 For the fiscal year ended July 30, 1994.

OR

[ ]	Transition Report Pursuant To Section 13 or 15(d) Of The Securities
    Exchange Act of 1934 For the transition period from _______ to _______

                            Commission file number 1-7636

                                DATAPOINT CORPORATION
                (Exact name of registrant as specified in charter)

   	Delaware		                                      		74-16015174
(State or other jurisdiction of	         	(I.R.S. Employer Identification No.)
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

                                         					Datapoint Corporation
				                                              	(Registrant)

                                    				By  _/s/__Phillip P. Krumb_______
				                                        Phillip P. Krumb
Date: July 14, 1995			                      Chief Financial Officer

                                INDEX TO EXHIBITS

                                                               	Sequentially
Exhibit 	                                                          Numbered
Number	  Description of Exhibits	                                    Pages

(28)	    Annual Report on Form 11-K for the years ended December
         31,	1994, 1993 and 1992 for the Datapoint Corporation Profit
         Sharing/Employee Savings Plan.



                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    ___________


                                     FORM 11-K

                                    ___________


                                   ANNUAL REPORT


                         Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934


                       For The Year Ended December 31, 1994

                                    ___________



       THE DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN

                             Datapoint Corporation
                             8400 Datapoint Drive
                         San Antonio, Texas 78229-8500



Item 1.	Changes in the Plan.


These are voluntary pre-tax contributions to the Plan and are made by a participant's election to reduce his compensation by an amount measured in whole percentages ranging between 1 percent and 8 percent.

Article III
Membership and Service
3.01 Membership. - Effective January 1, 1994 and thereafter, an Employee shall become a Member of this Plan on the first day of the month coincident with or next following the date the Employee completes a Year of Service as defined in
Section 2.43 and attains age 21.

3.04 Membership after Normal Retirement Age - A Member who continues in the employ of the Employer after Normal Retirement Age will continue to be eligible to participate in the Plan.

4.02 Non-Matching Top Heavy Contributions - For any Top Heavy Plan Year where the minimum benefit would be required under this plan, the contributions set forth above, not in excess of 3% of Compensation, shall be allocated to the Member's Account of all Non-Key Employees who are Members and who are employed by the Employer on the last day of the Plan Year, including Non-Key Employees who have:

		(a) failed to complete a Year of Service; and
		(b) declined to make contributions to the Plan

in the same proportion as is allocated to the Key Employee receiving the largest percentage allocation. It should be noted that if the Plan is Top Heavy, any contributions made by Key Employees must be included in determining the largest percentage allocation made to a Key Employee.

The Non-Matching Contribution made by the Employer will be allocated pro-rata to the maximum percentage available.

The Non-Matching Contribution made by the Employers under this Section shall be paid to the Trustee within the time prescribed by law, including any extensions of time for the filing of the Employers' Federal income tax return.

9.02 Return of Contributions - Earnings attributable to an excess contribution made by mistake of fact or disallowance of deduction may not be returned to the Employer, but losses attributable thereto must reduce the amount to be returned.


Item 2.	Changes in Investment Policy.

None.


Item 3.	Contributions Under the Plan.

During 1994, 1993 and 1992, Datapoint Corporation (the "Company") made no discretionary contributions to the Datapoint Corporation Profit
Sharing/Employee Savings Plan (the "Plan").

Item 4.	Participating Employees.

There were 257 employees who were participants in the Plan December 31, 1994.


Item 5.	Administration of the Plan.

(a) The following is a list of the names, addresses and positions or offices held with Datapoint Corporation of all persons who are members of the Committee which administers the Plan:

                                   					Positions or Offices Held
	Name and Address		                     with Datapoint Corporation

	Gerald N. Agranoff		                   Vice President, General
	8400 Datapoint Drive		                 Counsel and Corporate
	San Antonio, Texas 78229	              Secretary

	Angela Cooper		                        Director, Human Resources
	4318 Center Oak Woods	                 and Administration
	San Antonio, Texas 78249

(b) None of the above administrators received any compensation for services from the Plan during the year ended December 31, 1994.


Item 6.	Custodian of Investments.

(a) Fidelity Management Trust Company ("FMTC") acts as manager of all securities, except Datapoint Common Stock, and investments of the Plan transferred to it by Frost National Bank. Funds are invested in accounts allowed by the Plan and as directed by the participants. FMTC, a subsidiary of Fidelity Investments, a Massachusetts investment company (located at 82 Devonshire Street, Boston, Massachusetts 02109), offers various trust services to corporate and personal trust account customers.

Frost National Bank, as Trustee, acts as a carrier between Datapoint and FMTC for funds related to the Plan. Frost is custodian for the Datapoint Common Stock. Frost is responsible for investing any daily cash balances not transferred to FMTC. Frost National Bank, a Texas banking corporation (located at 100 West Houston St., San Antonio, Texas 78296), offers various trust services to corporate and personal trust account customers.

(b) For the year ending December 31, 1994 Frost National Bank received compensation of approximately $3,112 from Datapoint Corporation on behalf of the Plan.

(c) FMTC is required by Section 17(g) of the Investment Company Act of 1940 to maintain a bond covering it against larceny and embezzlement by its officers and employees. FMTC also maintains insurance coverage against losses resulting from errors and omissions by its employees, officers and trustees and for losses resulting from electronic and computer crime. Coverage under these policies is more than adequate to cover any potential losses incurred by the Plan. Frost National Bank is also covered by an error and omission bond and collateral asset program which is more than adequate to cover any potential losses incurred by the Plan.

Item 7.	Reports to Participating Employees.

At the end of each calendar quarter, each participant receives an individual participant statement disclosing the status of their account during the preceding quarter (including the opening and closing totals, and a breakdown of withdrawals, contributions, and other allocations to or from the account). As the Plan is modified, each participant receives a copy of the updated prospectus relating to the Plan. Each participant also receives the annual report of the Plan which includes financial statements of the Plan. Employees also receive quarterly and annual reports of the Company as they are applicable to the Plan.

Item 8.	Investment of Funds.

There were no commissions paid during the year ended December 31, 1994, 1993, and 1992.

Item 9.	Financial Statements and Exhibits.

(a) Financial Statements                                        	Page No.

  Report of Independent Auditors							                             F-1

  Statements of Net Assets Available for Benefits -
  Combined Funds
  December 31, 1994 and 1993						                                 	F-2

  Statements of Changes in Net Assets Available for Benefits -
  Combined Funds
  Years ended December 31, 1994, 1993, and 1992			               	 	F-3

  Statements of Net Assets Available for Benefits at December
  31, 1994 and 1993, and Statements of Net Assets Available
  for Benefits ended December 31, 1994, 1993, and 1992 for the
  following funds:	                                                	F-4

 	Guaranteed Investment Group Fund
	 Guaranteed Investment Open End Fund
	 Cash Reserves Fund
	 Equity Income Fund
	 Magellan Fund
	 Datapoint Common Stock Fund
	 International Growth & Income Fund
	 Asset Manager Account


(b) Notes to Financial Statements	                              				F-23

(c) Schedules:

	Schedules I, II and III have been omitted because the required information
 is shown in the 	financial statements.



                            DATAPOINT  CORPORATION

                    PROFIT SHARING/EMPLOYEE SAVINGS PLAN

                             FINANCIAL STATEMENTS

                          AND SUPPLEMENTAL SCHEDULES

                       DECEMBER 31, 1994, 1993 AND 1992


                                     WITH

                        REPORT OF INDEPENDENT AUDITORS



                                    CONTENTS



Report of Independent Auditors

Financial Statements

	Statements of Net Assets Available for Benefits -
	Combined Funds
	December 31, 1994 and 1993

	Statements of Changes in Net Assets Available for Benefits -
	Combined Funds
	Years Ended December 31, 1994, 1993 and 1992

	Statement of Net Assets Available for Benefits -
	Guaranteed Investment Group Fund
	December 31, 1994 and 1993

	Statement of Changes in Net Assets Available for Benefits - Guaranteed Investment Group Fund
	Years Ended December 31, 1994, 1993 and 1992

	Statement of Net Assets Available for Benefits -
	Guaranteed Investment Open End Fund
	December 31, 1994 and 1993

	Statement of Changes in Net Assets Available for Benefits - Guaranteed Investment Open End Fund
	Years Ended December 31, 1994, 1993 and 1992

	Statement of Net Assets Available for Benefits -
	Cash Reserves Fund
	December 31, 1994 and 1993

	Statement of Changes in Net Assets Available for Benefits -
	Cash Reserves Fund
	Years Ended December 31, 1994, 1993 and 1992


                                    CONTENTS


Financial Statements (continued)


	Statement of Net Assets Available for Benefits -
	Equity Income Fund
	December 31, 1994 and 1993

	Statement of Changes in Net Assets Available for Benefits -
	Equity Income Fund
	Years Ended December 31, 1994, 1993 and 1992

	Statement of Net Assets Available for Benefits -
	Magellan Fund
	December 31, 1994 and 1993

	Statement of Changes in Net Assets for Benefits -
	Magellan Fund
	Years Ended December 31, 1994, 1993 and 1992

	Statement of Net Assets Available for Benefits -
	Datapoint Common Stock Fund
	December 31, 1994 and 1993

	Statement of Changes in Net Assets Available for Benefits - Datapoint Common Stock Fund
	Years Ended December 31, 1994, 1993 and 1992

	Statement of Net Assets Available for Benefits -
	International Growth and Income Fund
	December 31, 1994

	Statement of Changes in Net Assets Available for Benefits - International Growth and Income Fund
	Year Ended December 31, 1994

	Statement of Net Assets Available for Benefits -
	Asset Manager Account
	December 31, 1994

	Statement of Changes in Net Assets Available for Benefits -
	Asset Manager Account
	Year Ended December 31, 1994

Notes to Financial Statements

Supplemental Schedules

	Schedule of Reportable Transactions

	Schedule of Assets Held for Investment


A schedule of party-in-interest transactions has not been presented because there were no transactions which are prohibited by ERISA Section 406 and for which there is no statutory or administrative exemption.


                        Report of Independent Auditors


Trust Committee
Datapoint Corporation
  Profit Sharing/Employee Savings Plan


We have audited the accompanying statements of net assets available for benefits of the Datapoint Corporation Profit Sharing/Employee Savings Plan (Combined Funds, Guaranteed Investment Group Fund, Guaranteed Investment Open End Fund, Cash Reserve Fund, Equity-Income Fund, Magellan Fund, Datapoint Common Stock Fund, International Growth and Income Fund and Asset Manager Account) at December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Datapoint Corporation Profit Sharing/Employee Savings Plan (Combined Funds, Guaranteed Investment Group Fund, Guaranteed Investment Open End Fund, Cash Reserve Fund, Equity-Income Fund, Magellan Fund, Datapoint Common Stock Fund, International Growth and Income Fund and Asset Manager Account) at December 31, 1994 and 1993, and the changes in its net assets available for benefits for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment as of December 31, 1994 and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audits of basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                    By_/s/__Ernst & Young____
                                                    							Ernst & Young
June 28, 1995



        DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                              COMBINED FUNDS

                        December 31, 1994 and 1993


							                                         	1994	            1993
Assets:
	Cash						                                     16,902             -
	Short-term investment				                       1,209	           5,635
	Investments at fair value:
	  (Cost:  $4,248,210 in 1994 and
           $3,625,831 in 1993)	              4,459,234	       4,034,934
	Contributions receivable:
	  Datapoint Corporation					                    2,290              541
	  Participants					                            	1,069	               0
	Dividends receivable					                           0	          86,756
	Interest receivable				                            69	           9,852
							                                      4,480,773        4,137,718

Liabilities:
	Forfeitures in suspense				                    28,989	          28,290
Net Assets Available For Benefits				        4,451,784	       4,109,428

See accompanying notes


         DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                               COMBINED FUNDS

           For the Years Ended December 31, 1994, 1993, and 1992


					                                     1994	        	1993          	1992
Investment income:
	Dividend income		                      $110,516	      $146,570	     $167,173
	Interest income		                        90,304	        96,447	      107,543
Net appreciation (depreciation)
	in fair value of investments           (179,662)       269,155       	10,869
Contributions:
	Datapoint Corporation		                  98,123	 	     101,216       108,946
	Participants		                          525,103	      	405,900       435,134
				                                     644,384	     1,019,288       829,665

Withdrawals and distributions	          (301,060)      (512,109)     (379,223)
Forfeitures				                             (968)		      (1,286)	        (992)
				                                    (302,028)	     (513,395)     (380,215)

	Net increase		                          342,356	       505,893	       449,450
Net assets available for benefits
	Beginning of year	                    4,109,428	     3,603,535	     3,154,085

	End of year		                        $4,451,784	    $4,109,428	    $3,603,535


See accompanying notes


         DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                        GUARANTEED INVESTMENT GROUP FUND

                          December 31, 1994 and 1993


							                                        	1994	            1993
Assets:
	Short-term investment					                       $0              $99
	Contributions receivable:
	  Datapoint Corporation					                      0              305
 								                                          0	             404

Liabilities:
	Forfeitures in suspense					                      0              250
Net Assets Available For Benefits					            $0	            $154


See accompanying notes



           DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                         GUARANTEED INVESTMENT GROUP FUND

              For the Years Ended December 31, 1994, 1993, and 1992

					                                    1994  	  	1993	    	1992
Investment income:
	Interest income			                        $0		    $192    $15,212

Net(depreciation) in fair value
	of investments			                          0		       0        (42)

Transfers				                             (99)	 	(3,511)  (162,743)

Withdrawals and distributions		           (55)		    (29)   (12,264)
					                                     (55)		    (29)   (12,264)

	Net (decrease)			                       (154)		 (3,348)  (159,837)
Net assets available for benefits
	Beginning of year		                      154		   3,502	   163,339

	End of year			                            $0		    $154	    $3,502


See accompanying notes



          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                      GUARANTEED INVESTMENT OPEN END FUND

                           December 31, 1994 and 1993


							                                    	1994	             1993
Assets:
	Cash						                               $4,119                $0
	Short-term investment					                    0               209
	Investments at fair value:
	    1,277,889 shares in 1994 and
     1,060,587 shares in 1993          1,277,889         1,060,587
	Contributions receivable:
	  Datapoint Corporation					                954	               50
	Transfers outstanding					                    0             2,479
	Interest receivable					                     31             5,093
							                                1,282,993	        1,068,418

Liabilities:
	Forfeitures in suspense				              	6,051	            6,051
Net Assets Available For Benefits			   1,276,942	        1,062,367


See accompanying notes



          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      GUARANTEED INVESTMENT OPEN END FUND

            For the Years Ended December 31, 1994, 1993, and 1992


				                                     	1994		         1993		      1992
Investment income:
	Interest income		                      $60,207	       $67,598	     $57,083

Contributions:
	Datapoint Corporation	                  23,388	        31,490	      36,481
	Participants		                         112,301	       126,720	     145,943
				                                    195,896	       225,808	     239,507

Transfers			                             52,988	      (110,933)     144,724

Withdrawals and distributions	          (34,309)      (182,175)     (59,381)
Forfeitures				                               0		          (56)        	(91)
				                                    (34,309)	     (182,231)     (59,472)

	Net increase(decrease)	                214,575	       (67,356)     324,759
Net assets available for benefits
	Beginning of year	                   1,062,367      1,129,723      804,964

	End of year		                       $1,276,942     $1,062,367    $1,129,723


See accompanying notes


         DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                CASH RESERVES FUND

                           December 31, 1994 and 1993


							                                     	1994	             1993
Assets:
	Cash						                                $2,353                $0
	Short-term investment					                     0             2,394
	Investments at fair value:
	   771,782 shares in 1994 and
    948,487 shares in 1993                771,782           948,487
	Contributions receivable:
	  Datapoint Corporation					                 686	               87
	Interest receivable					                      29             4,593
							                                   774,850           955,561

Liabilities:
	Transfers outstanding					                     0            40,585
	Forfeitures in suspense				               10,109	           10,108
Net Assets Available For Benefits				    $764,741	         $904,868


See accompanying notes



          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                 CASH RESERVES FUND

             For the Years Ended December 31, 1994, 1993, and 1992


					                                      1994		        1993		       1992
Investment income:
	Interest income		                       $29,471	      $28,325	     $35,036

Net(depreciation)in fair value
	of investments			                            (5)		          0            0

Contributions:
	Datapoint Corporation	                   15,084	       20,968	      24,113
	Participants		                           65,107	       84,045	      96,439
				                                     109,657	      133,338	     155,588

Transfers			                            (122,399)	     (69,669)      63,586

Withdrawals and distributions	          (127,365)	     (97,735)    (159,060)
Forfeitures				                              (20)		       (280)        (806)
				                                    (127,385)      (98,015)    (159,866)

	Net increase(decrease)	                (140,127)      (34,346)      59,308
Net assets available for benefits
	Beginning of year	                      904,868       939,214      879,906

	End of year		                          $764,741      $904,868     $939,214


See accompanying notes



          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                               EQUITY INCOME FUND

                           December 31, 1994 and 1993


							       	                                          1994	           1993
Assets:
	Cash			 			                                            $1,940             $0
	Short-term investment		  		                                 0            351
	Investments at fair value:
	  16,284 shares in 1994 and 12,263 shares in 1993
	  (Cost: $458,271 in 1994 and $326,548 in 1993)	      499,906	       414,985
	Contributions receivable:
	  Datapoint Corporation					                              358	             4
	Dividends receivable					                                   0          5,871
	Interest receivable					                                    9             16
	Transfers outstanding					                                  0         16,663
							                                                502,213        437,890

Liabilities:
	Forfeitures in suspense				                             1,324          1,324
Net Assets Available For Benefits				                 $500,889	      $436,566


See accompanying notes



          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                              EQUITY INCOME FUND

            For the Years Ended December 31, 1994, 1993, and 1992


				                                       	1994		       1993		       1992
Investment income:
	Dividend income		                        $44,837	     $14,853	     $11,671
	Interest income		                            259	          41	          47
Net appreciation(depreciation) in
	fair value of investments	               (42,705)      56,056	      29,533
Contributions:
	Datapoint Corporation	                    11,079	      12,574	      11,418
	Participants		                            60,209	      50,272	      45,662
				                                       73,679	     133,796	      98,331

Transfers			                                4,044	      33,085      (27,190)

Withdrawals and distributions	            (13,400)	    (37,194)     (28,736)
Forfeitures				                                 0		       (349)         	(6)
				                                      (13,400)     (37,543)     (28,742)

	Net increase(decrease)	                   64,323      129,338       42,399
Net assets available for benefits
	Beginning of year	                       436,566      307,228      264,829

	End of year		                           $500,889     $436,566     $307,228

See accompanying notes



          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                  MAGELLAN FUND

                           December 31, 1994 and 1993


							                                                   	1994	         1993
Assets:
	Cash						                                               $6,601            $0
	Short-term investment					                                    0           645
	Investments at fair value:
	  22,136 shares in 1994 and 19,855 shares in 1993
	  (Cost: $1,382,664 in 1994 and $1,212,409 in 1993)	  1,478,661	    1,406,754
	Contributions receivable:
	  Datapoint Corporation					                                 95	           95
	  Participants					                                       1,069	  	         0
	Dividends receivable					                                     0        80,885
	Interest receivable					                                      0           138
	Transfers outstanding					                                    0        25,459
							                                                1,486,426	    1,513,976


Liabilities:
	Forfeitures in suspense				                              10,842	        9,893
Net Assets Available For Benefits				                 $1,475,584	   $1,504,083


See accompanying notes



            DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                   MAGELLAN FUND

              For the Years Ended December 31, 1994, 1993, and 1992


				                                        	1994		       1993		        1992
Investment income:
	Dividend income		                         $60,065	     $131,717	     $155,502
	Interest income		                              89	          191	           89
Net appreciation(depreciation) in
	fair value of investments	                (90,899)	     144,963	      (80,077)
Contributions:
	Datapoint Corporation	                     34,949	       34,690	       35,295
	Participants		                            206,647	      138,887	      141,166
				                                       210,851	      450,448	      251,975

Transfers			                              (111,641)	     168,465       (17,712)

Withdrawals and distributions	            (126,761)	    (189,397)     (116,916)
Forfeitures				                               (948)		       (371)          	(6)
				                                      (127,709)     (189,768)     (116,922)

	Net increase(decrease)	                   (28,499)      429,145       117,341
Net assets available for benefits
	Beginning of year	                      1,504,083     1,074,938       957,597

	End of year		                          $1,475,584    $1,504,083    $1,074,938


See accompanying notes



         DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                         DATAPOINT COMMON STOCK FUND

                          December 31, 1994 and 1993


							                                                 	1994	        1993
Assets:
	Cash						                                               $161            $0
	Short-term investment					                                  0         1,937
	Investments at fair value:
	  21,913 shares in 1994 and 34,744 shares in 1993
	  (Cost: $49,994 in 1994 and $77,800 in 1993)	         38,348	      204,121
	Contributions receivable:
	  Datapoint Corporation					                               93	            0
	Interest receivable					                                    0            12
							                                                 38,602       206,070

Liabilities:
	Transfers outstanding					                                  0         4,016
	Forfeitures in suspense				                               663	          664
Net Assets Available For Benefits				                  $37,939 	    $201,390


See accompanying notes


          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                          DATAPOINT COMMON STOCK FUND

            For the Years Ended December 31, 1994, 1993, and 1992


				                                      	1994		        1993		        1992
Investment income:
	Interest income		                           $91	         $100	          $76
Net appreciation(depreciation) in
	fair value of investments	              (30,096) 	     68,136	       61,455
Contributions:
	Datapoint Corporation	                      940 	      	1,494		       1,639
	Participants		                            5,344	        5,976	        5,924
				                                     (23,721)	     	75,706        69,094

Transfers			                            (154,807)	     (17,437)	        (665)

Withdrawals and distributions	            15,077	       (5,579)       (2,866)
Forfeitures				                                0		        (230)	         (83)
                      				                15,077        (5,809)       (2,949)

	Net increase(decrease)	                (163,451)       52,460        65,480
Net assets available for benefits
	Beginning of year	                      201,390       148,930        83,450

	End of year		                           $37,939      $201,390      $148,930


See accompanying notes



         DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
               STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                      INTERNATIONAL GROWTH & INCOME FUND

                               December 31, 1994


							                                             	1994
Assets:
	Short-term investment				                          1,209
	Investments at fair value:
	  11,582 shares in 1994
	  (Cost: $197,914 in 1994)				                   191,455
	Contributions receivable:
	  Datapoint Corporation		                     			     88
							                                           192,752


Liabilities:							                                     0
Net Assets Available For Benefits				            $192,752


See accompanying notes


           DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      INTERNATIONAL GROWTH & INCOME FUND

                     For the Year Ended December 31, 1994

                                                      1994
Investment income:
   Interest income                                     $20
Net (depreciation)in fair value of investments      (6,458)
Contributions:
   Datapoint Corporation                             5,708
   Participants                                     35,071
                                                    34,341

Transfers                                          142,086

Withdrawals and distributions                       16,325

   Net increase                                    192,752
Net assets available for benefits
   Beginning of year                                     0

   End of year                                    $192,752


See accompanying notes.



          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                              ASSET MANAGER ACCOUNT

                                December 31, 1994


                                                 								1994
Assets:
	Cash						                                             $1,728
	Investments at fair value:
	  14,548 shares in 1994
	  (Cost: $209,696 in 1994)				                        201,193
	Contributions receivable:
	  Datapoint Corporation					                               16
							                                                202,937

Liabilities:							                                          0
Net Assets Available For Benefits				                 $202,937


See accompanying notes



           DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                ASSET MANAGER ACCOUNT

                        For the Year Ended December 31, 1994


							                                               1994
Investment income:
	Interest income				                                  $167
	Dividend income				                                 5,614
Net (depreciation) in
	fair value of investments	 		                      (9,499)
Contributions:
	Datapoint Corporation	 			                          6,975
	Participants		 		                                  40,424
				 		                                             43,681

Transfers					                                     189,828

Withdrawals and distributions			                   (30,572)

	Net increase(decrease)			                         202,937
Net assets available for benefits
	Beginning of year			                                    0

	End of year				                                  $202,937


See accompanying notes.



         DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                       NOTES TO FINANCIAL STATEMENTS
                       December 31, 1994, 1993, 1992

DESCRIPTION OF THE PLAN

The Datapoint Corporation Profit Sharing/Employee Savings Plan (the "Plan") was adopted effective January 1, 1988 to provide retirement and other benefits for employees of Datapoint Corporation (the "Company") and certain of its subsidiaries. The Plan contains a cash or deferred arrangement pursuant to
Section 401(k) of the Internal Revenue Code of 1986 (the "Code").

ERISA - The Plan is generally subject to the provisions of Titles I
(Protection of Employee Benefit Rights), II (Amendments to the Internal Revenue Code Relating to Retirement Plans) and III (Jurisdiction, Administration, Enforcement) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). However, the Plan, as a defined contribution plan, is not subject to
Part 3 of Title I of ERISA (Funding) nor the Title IV of ERISA (Plan Termination Insurance).

Plan administration - The Plan is administered by a Plan Administrator, which is currently the Company.

Participation - All United States employees of the Company are eligible to participate in the Plan provided that the employee has been employed for at least 12 months by the Company, and has attained 21 years of age.

Contributions - The Plan is funded by the following contributions:

1.	Basic Contributions - These are voluntary pre-tax contributions to the Plan and are made by a participant's election to reduce his compensation by an amount measured in whole percentages ranging between 1 percent and 8 percent
   (5 percent in 1993 and 1992.)  "Compensation" means the salary, wages and commissions paid by the Company to an employee while he is a participant in the Plan, including the Basic Contributions, but excluding all other Employer contributions to the benefit plans and all other forms of compensation.

  	The Plan places a fixed dollar limit per year on each employee's Basic Contribution. The 1994 dollar limit was $9,240 as established by Treasury Regulations and will be adjusted for inflation pursuant to Treasury Regulations.

  	Basic Contributions are subject to certain tests established by the Internal
   Revenue Service (the "IRS") which are intended to prevent discrimination against lower paid employees, commonly referred to as the actual deferral percentage ("ADP") test.  The ADP test imposes ceilings on the amounts that can be contributed as Basic Contributions by certain "Highly Compensated
   Employees", as specified by the Code.


           DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                           NOTES TO FINANCIAL STATEMENTS
                           December 31, 1994, 1993, 1992


DESCRIPTION OF THE PLAN (continued)

Contributions (continued)

2.	Additional Basic Contributions - For any given Plan year in which the Plan fails to meet the ADP test, the Company may elect to make Additional Basic Contributions to the account of each Non-Highly Compensated Employee in amounts necessary to cause the Plan, after such contributions are made, to meet the test. The Additional Basic Contribution made to each Non-Highly Compensated Employee is to be a uniform percentage of such participant's annual compensation. During 1994, 1993, and 1992, there were no Additional Basic Contributions.

3.	Discretionary Contributions - At the discretion of the Board of Directors
   (the "Board") of the Company, the Company may contribute to the Plan, as of the Plan Year, an amount in addition to the Matching Contribution (see below). This contribution will be allocated to each eligible employee based on the percentage each eligible employee's Plan compensation is to the total covered Plan Compensation. The Company anticipates that its Discretionary Contribution will be made annually contingent upon the Company meeting financial goals established annually by the Board. During the years ended December 31, 1994, 1993, and 1992, the Company made no discretionary contributions to the Plan.

4.	Matching Contributions - During the years ended December 31, 1994, 1993, and
   1992, 	the Company contributed $.25 for each $1.00 of Basic Contribution
   (limited to the first 5 percent) contributed per participant.  The Matching
   Contribution is made on the same 	frequency as the Basic Contribution and
   deposited to the Plan at the same time as the Basic Contribution.  The
   Matching Contribution is at the discretion of the Board and will	be decided
   on an annual basis.

5.	Rollover Contributions - A Participant, with the approval of the Plan
   Administrator, may roll over to the Plan amounts distributed directly from a qualified plan maintained, or formerly maintained, by a current or former employer. Any amount so transferred will become subject to all the terms of the Plan and will be deposited in a Rollover Account. The aggregate of all contributions made to the Plan (other than Rollover Contributions) may not exceed the lesser of $30,000 or 25 percent of any participant's compensation for any one year.

          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS
                         December 31, 1994, 1993, 1992


DESCRIPTION OF THE PLAN (continued)

Transfers - The Plan allows participants to transfer their account balances from one fund to another once each quarter.

Withdrawals - Under Section 401(k) of the Code, participants' contributions may be withdrawn upon attainment of age 59 1/2 or to satisfy a financial hardship as defined by the IRS regulations. Distributions under the Plan generally must commence no later than April 1 of the calendar year following the calendar year in which the participant attains age 70 1/2 or retires, whichever is later.
If a participant demonstrates to the Plan Administrator that they have a financial hardship as defined by the IRS regulations, they may request a withdrawal from their Rollover and/or Basic Contribution account an amount sufficient to meet the financial need. Such withdrawal is restricted to their Rollover Contribution (including earnings) and their Basic Contribution (excluding earnings).

Forfeitures - Unvested amounts in terminating participants' accounts will be forfeited and used to (1) reinstate previously forfeited account balances of former participants that have returned to the Company and (2) reduce the Company's obligation to contribute to the Plan. The forfeitures will be taken from the participants' accounts at the time final distributions are made to the employee(s) and may be utilized by the Company at the next quarterly valuation date.

Distributions - A participant who ceases to be an employee is entitled to receive their vested interest in the Plan, which is their total vested participant account balance as of the quarterly valuation date coinciding with or immediate following their termination of employment. If a Discretionary Contribution is made at the end of the year in which the participant's employment terminates, a participant whose employment terminates as a result of retirement, disability or death will receive an additional distribution equal to their pro rata share of the Discretionary Contribution.

Vesting - Participants are vested in the Plan at the rate of 25 percent per year. A participant is 100 percent vested in any contributions that they make to the Plan and earnings on those contributions.

Termination - While the Company has not expressed any intent to discontinue the Plan, the Board may terminate it upon notice to and approval by the appropriate governmental agencies having jurisdiction of such termination under ERISA.
All of the participants' benefits under the Plan, accrued as of the termination date, will become vested.


          DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS
                         December 31, 1994, 1993, 1992


DESCRIPTION OF THE PLAN (continued)

Federal Income Tax Consequences - The contributions to the Plan will have the following tax consequences:

1.	Basic Contributions reduce the participant's taxable income by the amount of such contributions. The participant is not taxed when such contributions are made and neither the contributions nor earnings thereon are taxed while such amounts remain in the Plan. Basic Contributions are generally subject to withholding of social security taxes on such amounts.

2.	Additional Basic Contributions are not taxable to the participant when such contributions are made and neither the contributions nor the earnings thereon are taxed while such amounts remain in the Plan.

3.	Participants are not taxed on matching contributions when such contributions are made and neither the contributions nor earnings thereon are taxed while such amounts remain in the Plan.

4.	The earnings on Rollover Contributions are not taxed while such amounts remain in the Plan.

The distributions of participant accounts will have the following federal income tax consequences:

1.	Basic Contributions, Matching Contributions, Additional Basic Contributions
   and Discretionary Contributions and earnings accrued thereon (other than unrealized appreciation in stock value) are taxed at ordinary income rates
   (subject to lump sum distribution rules) upon withdrawal.

2.	Distributions of "excess contributions" under the ADP rules (and any income relating thereto) are taxable to participants at ordinary income rates as of the calendar year in which the employee would have received the contribution as cash (but for the deferral elections).  Distributions of excess Matching
   Distributions (and any income relating thereto) are taxable at ordinary rates as of the calendar year on behalf of which the contributions were made.


           DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 1994, 1993, 1992


DESCRIPTION OF THE PLAN (continued)

Federal Income Tax Consequences (continued)

3.	Amounts received as the result of a hardship withdrawal are taxable at ordinary income rates in the year of receipt and will be subject to a 10 percent penalty if the participant is under age 59 1/2.

4.	Distributions attributable to Basic Contributions, Matching Contributions and the earnings thereon, which are paid in a lump sum to the recipient in one taxable year and which constitute the balance to the credit of such participant, may be eligible for five-year (and in limited circumstances, ten-year) averaging under Section 402(d) of the Code.

5.	Any taxable distribution will be subject to an additional 10 percent penalty if it was not made as a result of death, disability, separation of service after age 55, or an in-service distribution after age 59 1/2.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments - Investments are valued at market value for those investments having readily available market quotations and fair value for other investments as of December 31, 1994 and 1993. Cost of investments sold is determined based on the average cost method.

Contributions - Contributions are recorded in the month payroll deductions are made for plan participants.

Expenses - The Company pays all fees and expenses incurred for administration of the Plan.

Federal Income Taxes - An IRS determination letter dated October 8, 1994, has been received stating that the Plan qualifies under Section 401(a) and 401(k) of the Code and the related trust is therefore exempt from federal income tax under Section 501(a).

Fund Management - On January 1, 1988, the Company entered into an agreement with Frost National Bank (the "Trustee") and established the "Datapoint Corporation Profit Sharing/Employee Savings Plan Trust" (the "Trust") to carry out the purposes of the Plan.

Reclassification - Certain prior year balances have been reclassified for comparative purposes.


         DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                        NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993, 1992

INVESTMENTS

On January 1, 1988, the Company entered into an agreement with the Trustee to administer the Trust pursuant to the terms of the Plan. The Trustee maintains the contributions in accordance with participants' instructions in one or more of the investment options. The first six investment options are sponsored by Fidelity Investments. The seven investment options are:


1.	Guaranteed Investment Open End Fund  This fund invests in the Guaranteed
   Investment Open End Trust operated by Fidelity Investments exclusively for the Plan. The Guaranteed Investment Open End Fund invests in guaranteed investment contracts with blended interest rates issued by insurance companies, in order to provide a guaranteed principal and secure interest rates.

2.	Cash Reserves Fund  This fund invests exclusively in Fidelity Investments
   Cash Reserves Mutual Fund which is a money market fund that seeks to maintain the principal's value at a stable level. This fund invests in high-quality U.S. dollar denominated money market instruments of domestic and foreign issuers. The dividend yield fluctuates daily in response to changes in short-term interest rates.

3.	Equity-Income Fund   This fund invests exclusively in Fidelity Investments
   Equity-Income Mutual Fund which is a growth and income fund. It seeks a reasonable income by investing primarily in income-producing equity securities. The fund normally invests at least 80 percent of assets in income-producing common or preferred stock, bonds and convertible securities.

4.	Magellan Fund  This fund invests exclusively in Fidelity Investments Magellan
   Mutual Fund which is an aggressive growth fund and seeks appreciation by investing primarily in common stocks and securities convertible into common stocks.

5. International Growth and Income Fund This fund seeks capital growth and current income consistent with reasonable investment risk by investing principally in foreign securities.


           DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 1994, 1993, 1992

INVESTMENTS (continued)

6.	Asset Manager Account  This fund allocates its assets among and across domestic and foreign equities, bonds and short-term instruments. The fund's assets are gradually shifted to take advantage of market conditions.

7.	Datapoint Common Stock Fund  This fund invests exclusively in the Company's common stock.  Purchases of common stock for this fund will be made by the
   Trustee either on the open market or directly from the Company.  The purchase price of common stock purchased directly from the Company shall be equal to the simple average of the high and low price of the common stock, as published in the Wall Street Journal on the trading day the date the common stock is purchased for this Fund.  In addition, no fees or commissions will be payable in connection with the stock purchase from the Company.  Any fees, commissions or other charges associated with the purchase or sale of the common stock on the open market are paid by the Common Stock Fund.

There were 257 employees who were participants in the Plan at December 31, 1994. The number of participants in each fund were:

   	Guaranteed Investment Open End Fund	    	109
	   Cash Reserves Fund					                   86
	   Equity-Income Fund					                   63
	   Magellan Fund				                       	138
	   Datapoint Common Stock Fund			            19
	   International Growth & Income Fund			     36
	   Asset Manager Account				                 40

The total number of participants in the Plan was less than the sum of the number of participants shown above because many were participating in more than one fund.

Voting - Prior to the distribution of the shares of common stock to a participant, the Trustee will exercise all voting rights of the Company's common stock allocated to a participant's account.


           DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 1994, 1993, 1992


BENEFITS PAYABLE

The following is a reconciliation of plan equity per the financial statements to the Form 5500:

                                               							1994	         	1993
  	Plan equity per the financial statements        4,451,784      4,109,428

  	Amounts allocated to withdrawn participants      (106,691)       (64,637)

  	Plan equity per the Form 5500	                  4,345,093      4,044,791






                            SUPPLEMENTAL  SCHEDULES








                    DATAPOINT CORPORATION PROFIT SHARING/EMPLOYEE SAVINGS PLAN
                              SCHEDULE OF REPORTABLE TRANSACTIONS
                                   YEAR ENDED DECEMBER 31, 1994


The following represents the series of reportable transactions for the year ended December 31, 1994:
								                                                                                             Current
Identity of			                               Purchase			                       Expenses		            Value on
Party            	Description	    Units	     Price at	       Units	   Sales	   Incurred	   Cost of	   Date of	     Net Gain
Involved	         of Assets   	  Purchased	  Acquisition	    Sold	    Price   	with Sale	   Asset  	Transaction	  or (Loss)


Fidelity	         GIC Open End	  247,176	    $247,176	         -	         -	      -	       $247,176	   $247,176	      -
Investments	      Fund	             -	           -	          29,874	   $29,874	   -	        $29,874	    $29,874	      -

Fidelity	         Cash Reserves	 103,356	    $103,356	         -	         -	      -	       $103,356	   $103,356	      -
Investments	      Fund	             -	           -	         280,061  	$280,061	   -	       $280,061	   $280,061	      -

Fidelity	         Magellan	        4,912	    $327,972	         -	         -	      -	       $327,972	   $327,972	      -
Investments	      Fund	             -	           -	           2,641  	$182,587	   -	       $173,436	   $173,436	    $9,151

Fidelity	         Equity Income	   4,760	    $152,423	         -	         -	      -	       $152,423	   $152,423	      -
Investments	      Fund	             -	           -	             746	   $28,646	   -	        $24,453	    $24,453	    $4,193

Fidelity	         International	  13,100	    $199,469	         -	         -	      -	       $199,469	   $199,469	      -
Investments	      Growth Fund	      -	           -	           1,555	    $1,555	   -	         $1,555	     $1,555	      -

Fidelity	         Asset Manager	  16,703	    $238,633	         -	         -	      -	       $238,633	   $238,633	      -
Investments	      Fund	             -	           -	           2,127	   $31,528	   -	        $32,453	    $32,453	     ($925)





            DATAPOINT CORPORATION PROFIT SHARING EMPLOYEE/SAVINGS PLAN
                     SCHEDULE OF ASSETS HELD FOR INVESTMENT
                          Year Ended December 31, 1994


Description                                                 Market
of Assets    		                 Units   		     Cost  		     Value

GIC Open End
Fund                        		1,277,889	    $1,277,889    $1,277,889

Cash Reserves
Fund                            771,782	      $771,782      $771,782

Equity-Income
Fund                             16,284	      $458,271      $499,906

Magellan
Fund                             22,136    	$1,382,664    $1,478,661

Datapoint Common
Stock Fund                       21,913        $49,994       $38,348

International Growth &
Income Fund                      11,582       $197,914      $191,455

Asset Manager Account	           14,548	      $209,696      $201,193