Form 10-K
period 1995-07-29
DATAPOINT CORP
filed 1995-11-02
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        FORM 10-K

(Mark One)

[X]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act
    Of 1934  [FEE REQUIRED] For the fiscal year ended July 29, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No   .

As of September 29, 1995, 13,127,329 shares of Datapoint Corporation Common Stock were outstanding (excluding 7,864,085 shares held in Treasury), and the aggregate market value (based upon the last reported sale price of the Common Stock on the New York Stock Exchange -- Composite Tape on September 29, 1995) of the shares of Common Stock held by non-affiliates was approximately $19.3 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)


PART I

ITEM 1.  Business.

General

Datapoint Corporation, including its subsidiaries (hereinafter "Datapoint" or "the Company"), is principally engaged in the development, manufacture, acquisition, marketing and servicing of computer and communication products -- both hardware and software -- for integrated computer, telecommunication and video conferencing network systems.

Datapoint was reincorporated in Delaware in 1976 as the successor corporation to a Texas corporation originally incorporated in 1968 as Computer Terminal Corporation and which changed its name to Datapoint Corporation in 1972. Its principal executive offices are located at 5-7 rue Montalivet 75008, Paris, France (telephone number - (33-1) 40 07 37 37) and at 8400 Datapoint Drive, San Antonio, Texas 78229-8500 (telephone number - (210)-593-7000).

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

Throughout the 1980's, the Company's business was characterized by a significant decline in total revenue, recurring significant losses, and a reduction of the domestic workforce. During the 1990's this trend has continued as the Company has experienced a decline in both foreign and domestic total revenue, and has experienced significant losses and a substantial reduction in the workforce.
The continuation of this trend was primarily due to (1) a mass entry of competitors in the networking marketplace compounded by (2) a marketplace demand for "Open Systems" products and standard interfaces, both of which had a negative impact on the traditional networking and data processing components of the Datapoint business. The marketplace was forced into a sameness of design that lead to highly competitive pricing being the only significant product differentiator. These adverse effects were, in turn, worsened by the increasing availability of low-cost, off-the-shelf software applications packages written in a number of industry-standard programming languages. This resulted in a substantial decline in both foreign and domestic revenues (see note 1 to Consolidated Financial Statements).

Subsequent to year-end, the Company signed a letter of intent with Automatic Data Processing (ADP) to sell to ADP the Company's European based Auto Dealer Systems business for $32 million. While the specific terms of the agreement will not be known until an agreement, if any, is completed, an important aspect of the agreement is that ADP will subcontract Field Engineering support from the Company. In addition, ADP will arrange to acquire certain hardware through Datapoint's current channels, including the Company's manufactured hardware.
The Company expects to benefit from continued revenue from its Field Engineering channel and from a substantial reduction in the operating costs of its European subsidiaries. The sale, if completed, is expected to close in the Company's second quarter of 1996. Also subsequent to year-end, the Company signed a letter of intent for Vertical Financial Holdings, to become a joint venture partner with the Company in spinning off the Company's MINX video conferencing patents and operations into separate entities. The Company has informed Vertical Financial Holdings that its exploration of joint venture possibilities is no longer exclusive and is exploring joint venture opportunities with other potential partners. While the specific terms of any joint venture will not be known until an agreement, if any, is completed, the Company expects to retain a significant, but minority interest in the operations, and a majority interest in the patents. While it is not expected that there will be a significant cash infusion at the time of any closing, if consummated, the Company expects to benefit from reduction of operating costs related to the MINX operations and from participation in a future royalty stream derived from the licensing of the MINX patents.

Products

The Company provides a complete line of products that meet data processing, video communications, and telecommunications requirements. The network-based products include video communications, data sharing applications, platform-independent local area networking, wide area networking, relational database systems, and telecommunications integration.

In 1994, the Company announced its third generation of Multimedia Information Network Exchange (MINX) video communications products which provide the capacity for large video networks, data conferencing features, and aggressive pricing. A complete range of products is available from a fully interactive, broadcast-quality, full-motion video network which can accommodate over 700 local workstations to a single video station for a remote office. All of the video products are interoperable and provide functionality and picture quality that is unparalleled in the industry. Concurrently, the Company strengthened its direct Sales, Support, and Engineering efforts to respond to the growing desktop video communications market.

The Company was successful in asserting its United States video conferencing patents resulting in payments for a license. The Company believes that these patents provide broad coverage in switched video conferencing technology and present the opportunity for further royalty bearing licenses.

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

The Company's networking products focus on linking file servers, workstations, terminals, printers, and other peripherals (such as modems) to the network. High performance networking software and hardware components comprise the product offering and provide the ability to implement high-capacity, highly efficient networks composed of client/server and data communications devices. The networking solutions provide the capability of running MS-DOS, UNIX, and RMS simultaneously along with both ARCNET, ARCNETPLUS, and Ethernet adapters. These capabilities provide customers the flexibility to design network architecture to meet their specific requirements.

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

Markets

Customers

Datapoint sells generally to business and government customers, including the U.S. government, financial institutions, insurance companies, educational institutions, and manufacturers. During fiscal 1995, no one customer accounted for 10 percent or more of consolidated revenues.

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

International

Datapoint's products are marketed to end users in over forty countries through a network of wholly-owned subsidiaries and independent distributors. Datapoint distributes its products internationally through wholly-owned sales and service operations in Belgium, France, Germany, Holland, Hong Kong, Italy, New Zealand, Spain, Sweden, Switzerland and the United Kingdom and through authorized distributors worldwide. During fiscal year 1995, 98 percent of Datapoint's international revenue was derived from customers in Western Europe.

Customer Service

During 1995, Datapoint entered into an agreement with Decision Servcom, Inc.
(DSI), whereby DSI would serve as the non-exclusive authorized service agent for Datapoint's proprietary data processing products in the United States. Maintenance of equipment outside the United States is provided by Datapoint's international subsidiaries and distributors. The maintenance operations of the Company's international subsidiaries produced 51 percent of total company revenues and 60 percent of total company gross profit for the fiscal year ended July 29, 1995.

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

Datapoint incurred expense of $4.3 million, $5.3 million, and $7.8 million in the fiscal years ended July 29, 1995, July 30, 1994, and July 31, 1993, respectively, on research and development activity. Datapoint maintains its principal research and development facility in San Antonio, Texas.

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

Backlog

The backlog of firm orders for the sale or lease of the Company's products (using then existing end-user purchase prices for products to be leased and giving effect to appropriate discounts for products to be sold) as of July 29, 1995 and July 30, 1994 was $14.2 million and $5.9 million, respectively. The backlog amounts are not necessarily indicative of the Company's future results, since an increasing amount of the Company's revenues are derived from orders obtained in the period of shipment. Furthermore, a portion of the Company's backlog may be cancelable at the customer's option, under certain conditions, without financial penalty. All orders included in the backlog at July 29, 1995 are currently scheduled for delivery during the subsequent 12 months. All orders are subject to the Company's ability to meet delivery commitments. The Company records only firm orders as backlog, and generally such orders are cancelable only by the Company. In the event that a new product is released, a customer is allowed to upgrade (i.e., cancel) an existing order and place a new order for the new product. This is done at the Company's discretion with no financial penalty to the customer.

Backlog is also not a reliable indicator of future results, as changes in product mix (depending on whether the product content contained in backlog has a low or high sales margin) and costs may significantly impact reported results. Therefore, the Company believes that the backlog data is not meaningful to an understanding of the Company's business or future reported results.

Patents and Trademarks

Datapoint owns certain patents, copyrights, trademarks and trade secrets in both network and video conferencing technologies, which it considers valuable proprietary assets. The Company does not primarily rely on these rights to establish or protect its market position, but does view them as providing the Company a technological advantage in certain cases and does intend to fully exploit their value, particularly with regard to the licensing of video conferencing technology. While in the aggregate its patents are of material importance to its business, the Company believes that no one single patent or group of patents are of material importance to its business as a whole, with the possible future exception of its video conferencing patents. In 1994, the Company began patent infringement suits against several defendants related to the Company's video conferencing patents. In 1995, the Company received $1.0 million from two such defendants and patent infringement suits against other defendants are pending. Because of the many patents issued in the electronics industry, the Company's operations may involve claims of infringement of existing patents.

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

Employees

At July 29, 1995, the Company had 991 employees. The Company considers its relations with employees to be satisfactory.

Environmental Matters

Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of Datapoint.

ITEM 2.  Properties.

Datapoint's principal executive offices are located in Paris, France and the Company maintains executive offices in San Antonio, Texas. Datapoint believes that its plants and offices are generally well maintained, in good operating condition and are adequately equipped for their present use. Information regarding the principal plants and properties, excluding leases assigned or subleased, as of July 29, 1995 is as follows:

	                                    	  Approximate
		                                       Facility
   Location          Use 	              Sq. Footage  	Owned or Leased Land Area

San Antonio, Texas	  Office	               144,000   	Owned; 12 acres (Subject
                                                      to mortgage)
San Antonio, Texas  	Manufacturing,
	                    warehouse and office  110,000   	Leased (a)
Gouda, Netherlands	  Office	                52,000    Owned; 1 acre
                                                      (Subject to mortgage)
Paris, France	       Office	                 8,000	   Leased (a)

(a) Leases on facilities expire on various dates extending through August, 2002.

Additionally, at July 29, 1995, excluding leases assigned or subleased, the Company leased sales and service offices having an aggregate of 350,000 square feet in metropolitan areas throughout the world, pursuant to lease agreements which expire between 1995 and 2009. The aggregate annual rental of all of these sales and service offices is approximately $5.3 million and most of these leases are subject to rental increases under certain escalation provisions and renewals on similar terms.

ITEM 3.  Legal Proceedings .

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following information is submitted with respect to the executive officers of the Company as of July 29, 1995:

				                                                                    Officer
  	Name	          Age 	Position	                                         Since
A. B. Edelman	     55 	Chairman of the Board and Chief Executive Officer	 1985
D. D. Bencsik	     64	 President and Chief Operating Officer	             1993
D. Berger	         46	 Vice President, Sales and Distribution	            1993
J. Berger	         52	 Vice President, Sales and Marketing	               1991
P. P. Krumb	       53	 Vice President and Chief Financial Officer	        1994
G. N. Agranoff	    48	 Vice President, General Counsel and Corporate
                       Secretary	                                         1994
J. L. Richey, Jr.	 47	 Vice President, Technical Operations 	             1994
K. L. Thrower 	    51	 Vice President, Services	                          1991

The officers named above serve at least until the next Board of Directors meeting immediately following the Annual Meeting of Stockholders.

Mr. Edelman joined the Company's Board of Directors as its Chairman in March 1985. For more than the past five years, Mr. Edelman has served as General Partner of Plaza Securities Company. From January 1977 through June 1984 he served as the General Partner of Arbitrage Securities Company, a broker-dealer; from June 1984 he has served as General Partner of Asco Partners, the sole general partner of Arbitrage thereafter. Mr. Edelman was a director, Chairman of the Board and Chairman of the Executive Committee of Intelogic Trace, Inc.; and a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation (formerly United Stockyards Corporation). The principal business address of Mr. Edelman is 85 Av. General Guisan, CH-1009 Pully, Switzerland.

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

Mr. J. Berger joined the Company as Vice President, Sales and Marketing in June 1991. Prior to joining the Company, Mr. Berger was employed by SCANVEST of Norway, Datapoint's largest independent foreign distributor, for 21 years, most recently as Managing Director, and previously as Director of Marketing. The principal business address of Mr. Berger is 5-7 rue Montalivet 75008, Paris, France.

Mr. Krumb joined the Company as Vice President and Chief Financial Officer in October 1994. Prior to joining the Company he was employed by IOMEGA Corporation for the 7 years as Senior Vice President Finance and Chief Financial Officer. The principal business address of Mr. Krumb is 8400 Datapoint Drive, San Antonio, Texas 78229-8500.

Mr. Agranoff joined the Company as Vice President, General Counsel and Corporate Secretary in September 1994. Mr. Agranoff has been a member of the Company's Board of Directors since March 1991. He has been the General Partner of Asco Partners, the sole general partner of Arbitrage securities Company for more than five years. He has also been the general counsel to Arbitrage Securities Company and Plaza Securities Company for more than the past five years. He was also a member of the Board of Directors for Intelogic Trace, Inc. The principal business address of Mr. Agranoff is 8400 Datapoint Drive, San Antonio,
Texas 78229-8500.

Mr. Richey joined the Company as Vice President, Technical Operations in March 1994. He was previously employed by Data General and Honeywell. During the last five years Mr. Richey was Director of Operations and most recently Vice President, Engineering with Idea Associates and Modular Computer Systems Inc., respectively. The principal business address of Mr. Richey is 8400 Datapoint Drive, San Antonio, Texas 78229-8500.

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

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Datapoint Corporation common stock is traded on the New York Stock Exchange under the symbol "DPT". The prices below represent the high and low prices for composite transactions for stock traded during the applicable period. The Company has not paid cash dividends to date on its common stock and has no present intention to pay cash dividends on its common stock in the near future.

        Fiscal
         year          		High          	Low
 1995	    Q4           	 1.88          	1.00
	         Q3           	 2.00          	1.25
	         Q2           	 2.34          	1.50
	         Q1           	 3.88          	1.25

                        	High          	Low
 1994	    Q4           	 6.13          	3.38
	         Q3           	 7.38          	4.50
	         Q2           	 8.25          	5.88
	         Q1           	 7.63          	5.50

ITEM 6.  Selected Financial Data.

Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)

	                                            1995  	   1994 	     1993 	     1992 	    1991
Operating Results for the Fiscal Year
Total revenue		                            $174,901  $172,936   $208,344   $255,243   $265,479
Operating income (loss)		                   (18,232)  (81,021)    (1,258)     6,655	    13,934
Income (loss) before extraordinary credit,
(utilization of tax loss carryforward) and
effect of change in accounting principle    (28,343)  (94,765)   (11,859)   (10,409)     5,335
Net income (loss)		                         (28,343)  (93,425)   (11,260)    (8,756)    12,531
Loss per common share before extraordinary
credit and effect of change in accounting
principle		                                   (2.29)	   (6.69)      (.97)     (1.62)	     (.42)
Net income (loss) per common share	           (2.29)    (6.60)      (.93)     (1.47)	      .29

Financial Position at End of Fiscal Year
Current assets		                            $67,506	  $79,915 	  $94,169    $121,991  $122,025
Fixed assets, net	                 	         18,877	   29,088     27,950 	    34,533	   29,572
Total assets		                              101,751	  127,434	   202,275 	   248,813	  235,490
Current liabilities		                       100,256	   98,202     74,759	     90,581 	  87,591
Long-term debt		                             64,923	   70,561 	   71,551	     66,101 	  66,327
Stockholders' equity (deficit)		            (74,116)	 (50,761)    47,021	     74,835 	  71,426

Other Information
Average common shares outstanding		      13,194,667	14,430,574	14,081,964	11,093,431	10,119,491
Number of common stockholders of record 		    3,274	     3,378 	    3,710      3,877      3,503
Preferred shares outstanding		            1,846,456	 1,784,456  1,784,456  1,784,456  1,931,218
Dividends paid or accumulated on
preferred stock		                            $1,815	    $1,784     $1,784 	   $7,601     $9,540
Number of employees	                 	          991	     1,444 	    1,528      1,777 	    1,741

No cash dividends on common stock have been declared during the five-year
period.	See notes to Consolidated Financial Statements and Management Discussion
and Analysis of Financial Condition and Results of Operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During 1995, while the Company was able to maintain the revenue level from the prior year, it continued to experience significant operating losses due to competitive pressures which resulted in a revenue and gross profit level which was insufficient to cover the Company's costs. Realizing that the Company's cost structure would not support a "flat" revenue level (1995 compared with 1994), the Company implemented several actions in 1995 to reduce its costs. As these actions were undertaken throughout the year, the full annual benefit of these actions will not be realized until 1996. The effect of these continuing competitive pressures resulted in an operating loss of $18.2 million, a working capital deficiency of $32.8 million and cash used in operations of $5.6 million.

For fiscal year 1995, the Company adopted three main objectives to preserve and improve the Company's cash liquidity position and allow the Company to meet its future operating cash flow requirements. These objectives were as follows:

1. Product marketing to maintain stabilized revenue levels
2. Continued review and reduction of operating costs; and
3. One time cash infusions to meet operating requirements.

The Company's revenue level for 1995 improved slightly when compared to 1994. This slight increase was primarily due to improved sales from the new MINX line of video communications technology, improved sales from the Company's telephony solutions in the international markets, and improved service revenue contribution, coupled with maintaining a consistent revenue stream in the Company's other products.

During 1995, the Company had as one of its major objectives to continue to review and reduce operating costs. In this regard, throughout 1995, the Company recorded $9.2 million of restructuring charges (mostly related to severance costs stemming from reduction of personnel) which was the result of an extensive review of literally all of the Company's worldwide operations.

While the reorganizations and cost reduction program implemented in 1995 will help to improve the Company's cash liquidity position, the Company is simultaneously pursuing other actions to provide additional cash infusion(s) and/or reduce the Company's cost base. In this regard, subsequent to year-end, the Company signed a letter of intent with Automatic Data Processing (ADP) to sell to ADP the Company's European based Auto Dealer Systems business for $32 million. While the specific terms of the agreement will not be known until an agreement, if any, is completed, an important aspect of the agreement is that ADP will subcontract Field Engineering support from the Company. In addition, ADP will arrange to acquire certain hardware through Datapoint's current channels, including the Company's manufactured hardware. The Company expects to benefit from continued revenue from its Field Engineering channel and from a substantial reduction in the operating costs of its European subsidiaries. The sale, if completed, is expected to close in the Company's second quarter of 1996. Also subsequent to year-end, the Company signed a letter of intent for Vertical Financial Holdings, to become a joint venture partner with the Company in spinning off the Company's MINX video conferencing patents and operations into separate entities. The Company has informed Vertical Financial Holdings that its exploration of joint venture possibilities is no longer exclusive and is exploring joint venture opportunities with other potential partners. While the specific terms of any joint venture will not be known until an agreement, if any, is completed, the Company expects to retain a significant, but minority interest in the operations, and a majority interest in the patents. While it is not expected that there will be a significant cash infusion at the time of any closing, if consummated, the Company expects to benefit from reduction of operating costs related to the MINX operations and from participation in a future royalty stream derived from the licensing of the MINX patents.

The Company will continue to proceed with the above actions and any other actions which will result in additional cost reductions and cash infusions. These additional cash infusions are necessary to meet certain of the Company's obligations, including interest of $2.9 million on its 8-7/8% convertible subordinated debentures payable on December 1, 1995. While management anticipates meeting this obligation, no assurances can be given that sufficient funds will be available. In the event the payment is not made within the 30-day period following December 1, 1995, the resulting default would entitle the holders of the debentures to elect to declare the entire indebtedness of $64.4 million as immediately due and payable. Such a default would likewise result in defaults in certain of the Company's other debt instruments.

Financial Condition and Liquidity

During 1995, the Company used $5.6 million in cash related to operating activities. Primarily, this was the result of the operating loss for the year, $11.6 million in payments related to the Company's restructuring activities partially offset by lower inventory purchases of $8.9 million, improved receivable collections of $4.1 million, $1.7 million related to the gain on the sale of vacant property and $5.5 million related to the settlement of two shareholder derivative lawsuits.

During 1995, net cash from investing activities increased $4.0 million. This increase was primarily due to $7.9 million of proceeds received related to the sale of vacant property and fixed assets, releases of $1.0 million in payment guarantees, offset by $4.7 million of fixed asset purchases.

Net cash from financing activities increased $3.0 million in 1995 primarily due to $2.5 million being received from the sale of common stock, $1.8 million representing releases of restricted cash related to various letters of credit and credit lines, offset by a $1.0 million paydown of the Company's loan with International Factors "De Factorij" B.V.

As of July 29, 1995, the Company had restricted cash of $2.5 million as compared to $4.3 million the prior year. The 1995 and 1994 balances were restricted primarily to cover various lines of credits, reflected as payables to banks.

Cash used for investment in fixed assets was $4.7 million in 1995, compared to $10.8 million in 1994 and $10.9 million in 1993. There are no material commitments for capital expenditures at the present time.

Accounts payable decreased to $23.3 million in 1995 from $25.6 million in 1994. The Company continued to work with its accounts payable creditors to extend additional credit and credit terms, thus maintaining functional relationships with such creditors during 1995. The Company has no significant purchase commitments outstanding as of July 29, 1995.

The Company had several one time cash infusions in 1995. Among these were the sale of vacant land in San Antonio, Texas ($7.2 million), the sale of 700,000 shares of common stock ($1.7 million), settlement proceeds received from defendants in patent infringement litigation ($1.0 million), the final insurance payment related to the fire in the Belgian subsidiary ($1.5 million), and the settlement of two stockholder derivative suits ($4.2 million, after legal expenses).

As of July 29, 1995, the Company has included in payables to banks an amount of $6.5 million payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the receivables of the Company's U.K., Dutch and German subsidiaries.

The Company has a secured credit facility with The CIT Group/Credit Finance ("CIT"), which consists of a term loan and a revolving loan. As of July 29, 1995, the Company had borrowings against this facility of $1.3 million, the maximum based on the available collateral as of that date and the credit facility is callable at the option of the lender. The collateral for the revolving credit facility consists of the Company's U.S. trade receivables, certain trade receivables from independent foreign distributors, U.S. inventories, real property, contract rights and general intangibles, equipment and fixtures, and certain certificates of deposit issued to or for the account of the Company. Available borrowings are calculated by multiplying various percentages times the collateral, based upon type of inventory, type of account receivable and value of such certificates of deposit issued to or for the account of the Company. The credit facility also includes a restriction upon the payment of dividends, allowing dividends to be paid on the Company's $1.00 preferred stock, but prohibiting dividend payments on the Company's common stock.

The Company has available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at July 29, 1995 totaled $1.1 million after borrowings of $10.1 million.

During 1993, the Company settled a long standing patent-related legal action brought against it by Northern Telecom Inc. ("NTI"). Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million. The Company also agreed to a ten-year note payable to NTI which requires annual $1.0 million payments each December. The Company is presently in arrears on the December 1994 payment. On September 13, 1995, NTI notified the Company that it has declared the entire note immediately due and payable, which as of July 29, 1995 was $6.6 million, and which was re-classified as a current liability (Current maturities of long term debt and long term debt subject to accelerated maturity). The Company is currently in discussions with NTI to remedy this payment default. The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the 10 fiscal years beginning with fiscal 1993. During 1995, 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

As a result of the Company's capital deficiency which existed at the end of 1994 and throughout 1995, the Company is prohibited, under Delaware law, to pay the October 15, 1994, January 15, 1995, April 15, 1995, July 15, 1995, and the
October 15, 1995 preferred dividend payments to shareholders. If dividends are six quarters in arrears, the preferred shareholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share is exchangeable into two shares of common stock at the option of the holder.

The Company adopted, effective August 1, 1993, SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"), which superseded SFAS No. 96 and APB Opinion No. 11. The Company recorded a favorable cumulative accounting change effect of approximately $1.3 million in the first quarter of fiscal 1994 (see note 4 to Consolidated Financial Statements).

At July 29, 1995, the Company had available federal tax net operating losses aggregating approximately $157 million, expiring in various amounts beginning in 2001. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see note 4 to Consolidated Financial Statements).

While the reorganizations and cost reduction program implemented in 1995 will help to improve the Company's cash liquidity position, the Company is simultaneously pursuing other actions to provide additional cash infusion(s) and/or reduce the Company's cost base. In this regard, subsequent to year-end, the Company signed a letter of intent with Automatic Data Processing (ADP) to sell to ADP the Company's European based Auto Dealer Systems business for $32 million. While the specific terms of the agreement will not be known until an agreement, if any, is completed, an important aspect of the agreement is that ADP will subcontract Field Engineering support from the Company. In addition, ADP will arrange to acquire certain hardware through Datapoint's current channels, including the Company's manufactured hardware. The Company expects to benefit from continued revenue from its Field Engineering channel and from a substantial reduction in the operating costs of its European subsidiaries. The sale, if completed, is expected to close in the Company's second quarter of 1996. Also subsequent to year-end, the company signed a letter of intent for Vertical Financial Holdings, to become a joint venture partner with the Company in spinning off the Company's MINX video conferencing patents and operations into separate entities. The Company has informed Vertical Financial Holdings that its exploration of joint venture possibilities is no longer exclusive and is exploring joint venture opportunities with other potential partners. While the specific terms of the joint venture will not be known until an agreement, if any, is completed, the Company expects to retain a significant, but minority interest in the operations, and a majority interest in the patents. While it is not expected that there will be a significant cash infusion at the time of any closing, if consummated, the Company expects to benefit from a reduction of operating costs related to the MINX operations and from participation in a future royalty stream derived from the licensing of the MINX patents.

The Company will continue to proceed with the above actions and any other actions which will result in additional cost reductions and cash infusions. These additional cash infusions are necessary to meet certain of the Company's obligations, including interest of $2.9 million on its 8-7/8% convertible subordinated debentures payable on December 1, 1995. While management anticipates meeting this obligation, no assurances can be given that sufficient funds will be available. In the event the payment is not made within the 30-day period following December 1, 1995, the resulting default would entitle the holders of the debentures to elect to declare the entire indebtedness of $64.4 million as immediately due and payable. Such a default would likewise result in defaults in certain of the Company's other debt instruments.

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 31, 1993 through July 29, 1995 is as follows:

		                                                       TOTAL
Restructuring accrual as of July 31, 1993	               $2,565
Fiscal 1994 additions	                                   14,853
Fiscal 1994 payments	                                    (3,430)
Restructuring accrual as of July 30, 1994	               13,988
First quarter 1995 payments	                             (2,234)
Restructuring accrual as of October 29, 1994	            11,754
Second quarter 1995 additions	                            5,695
Asset write-offs	                                        (1,895)
Second quarter 1995 payments	                            (5,516)
Restructuring accrual as of January 28, 1995	            10,038
Third quarter 1995 additions	                             1,810
Third quarter 1995 payments	                             (4,585)
Restructuring accrual as of April 29, 1995	               7,263
Fourth quarter 1995 additions	                            1,708
Fourth quarter 1995 payments                           	 (4,803)
Restructuring accrual as of July 29, 1995	               $4,168

The projected payout of the restructuring accrual balance as of July 29, 1995, which related almost entirely to unpaid employee terminations costs, is as follows:

First quarter 1996	                                      $1,982
Second quarter 1996	                                      1,539
Third quarter 1996	                                         358
Fourth quarter 1996	                                         56
Beyond		                                                    233
Restructuring accrual as of July 29, 1995	               $4,168

Included in the second, third and the fourth quarter 1995 payments is a total of $5,570 which was paid by a foreign government and is repayable by the Company over two years. The Company may incur additional indemnification costs in certain countries associated with employee terminations.

Results of Operations

The following is a summary of the Company's sources of revenue for each of fiscal 1995, 1994 and 1993:

(In thousands)
	                          1995	       1994	       1993
Sales:
	U.S.               	    $5,728	     $6,453      $5,757
	Foreign            	    78,459	     78,300 	    94,463
                     	   84,187	     84,753 	   100,220

Service and other:
	U.S.              	      1,393	      1,164       1,529
	Foreign          	      89,321	     87,019 	   106,595
                    	    90,714	     88,183  	  108,124

Total revenue 	        $174,901   	$172,936   	$208,344

1995 Compared to 1994

Total revenue increased by 1% to $174.9 million in 1995 from $172.9 million in 1994. The increase was due to a weaker U.S. dollar, on average, in 1995 as compared to the average U.S. dollar strength in 1994 as the Company incurred a $14.6 million increase in total revenue attributable solely to currency changes ($6.4 million for sales and $8.1 million for service and other).

Included in the operating loss for 1995 of $18.2 million were additional inventory provisions of $5.0 million and $1.0 million of additional receivable provisions. Operating income during 1994 included a fire insurance settlement gain of $0.9 million related to a fire in the second quarter in a leased warehouse facility in the Company's Belgian subsidiary.

Gross profit margins during 1995 were 32.9% compared with 37.9% for 1994. Excluding the additional inventory provisions recorded in 1995, the gross profit margins were 35.7%. Gross profit margins during 1994 were 37.9% compared with 41.6% for 1993. Excluding the impact upon cost of sales of the fires noted above, gross profit margins during 1994 were 37.4% compared with 39.0% for 1993.

Operating expenses (research and development plus selling, general & administrative) during 1995 declined 10% or $7.6 million from 1994 to $66.5 million. The decline was a result of cost-cutting actions taken over 1995 which reduced costs of internal operations. Excluding the impact of the weaker U.S. dollar in 1995 as compared with 1994, operating expenses declined $10.3 million year over year.

Interest expense decreased $.2 million in 1995 from 1994 as the Company benefited from both lower rates on borrowings in Europe and decreased borrowing amounts in the U.S.

Non-operating results for 1995 includes a gain of $1.7 million from the sale of the vacant land in San Antonio, Texas, $1.0 million from the favorable settlement of two patent infringement lawsuits, and $1.5 million in foreign exchange rate losses on the Company's intercompany payables and receivables. Non-operating results for 1994 includes the $3.2 million write-off of an investment in a partially owned company, $0.7 million in foreign currency exchange rate losses on certain of the Company's intercompany payables and receivables and a $0.5 million fire settlement gain on fixed assets.

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

ITEM 8.  Financial Statements and Supplementary Data.

           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                  	Page

Report of Ernst & Young LLP
 Independent Auditors	                                               17

Consolidated Financial Statements
	Consolidated Statements of Operations for the fiscal years
 1995, 1994 and 1993	                                                18

Consolidated Balance Sheets as of July 29, 1995 and July 30, 1994   	19

Consolidated Statements of Cash Flows for the fiscal years
 1995, 1994 and 1993	                                                20

Consolidated Statements of Stockholders' Deficit for the
 fiscal years 1995, 1994 and 1993                                   	21

Notes to Consolidated Financial Statements	                          22


REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Datapoint Corporation

We have audited the accompanying consolidated balance sheets of Datapoint Corporation and subsidiaries (the Company) as of July 29, 1995, and July 30, 1994 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three fiscal years in the period ended July 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 29, 1995 and July 30, 1994 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 29, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, and has a working capital deficiency and a net capital deficiency at July 29, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.


                                           		Ernst & Young LLP

Dallas, Texas
November 2, 1995



CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries Fiscal Years 1995, 1994 and 1993
(In thousands, except share and per share data)
                                           	       1995 	    1994       1993

Revenue:
	Sales	                                           $84,187	  $84,753  	$100,220
	Service and other	                                90,714	   88,183 	  108,124
		Total revenue	                                  174,901	  172,936 	  208,344

Operating costs and expenses:
	Cost of sales	                                    65,234	   49,912     48,359
	Cost of service and other	                        52,163	   57,459     73,387
	Research and development	                          4,303	    5,268 	    7,754
	Selling, general and administrative	              62,220	   68,808 	   73,859
	Write-off of investment in foreign operations	         -	   57,657 	        -
	Reorganization/restructuring costs 	               9,213	   14,853 	    6,243
		Total operating costs and expenses           	  193,133	  253,957 	  209,602

Operating loss	                                   (18,232)  (81,021)	   (1,258)

Non-operating expense:
	Interest expense	                                 (9,332)   (9,097)	   (9,349)
	Other, net	                                         (580)   (4,293) 	    (291)
		Loss before income taxes, extraordinary credit
		  and effect of change in accounting principle	 (28,144)  (94,411)	  (10,898)
Income taxes 	                                        199	      354        961
		Loss before  extraordinary credit and effect
		  of change in accounting principle	            (28,343)	 (94,765)	  (11,859)

Extraordinary credit:
	Utilization of tax loss carryforward	                  -         -        599
		Loss before effect of change in
		  accounting principle	                         (28,343)  (94,765)	  (11,260)

Effect of change in accounting principle	               -	    1,340 	        -

Net loss                                       	 $(28,343) $(93,425)	 $(11,260)
Net loss, less preferred stock dividends
	paid or accumulated                           	 $(30,158) $(95,209)  $(13,044)

Net loss per common share:
	Before extraordinary credit and effect of
  change in accounting principle	                  $(2.29)   $(6.69) 	   $(.97)
	Utilization of tax loss carryforward	                  -	        - 	      .04
	Effect of change in accounting principle	              -	      .09	         -
		Net loss	                                        $(2.29)	  $(6.60)	    $(.93)

Average common shares	                         13,194,667	14,430,574 14,081,964

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries July 29, 1995 and July 30, 1994
(In thousands, except share data)
                                                     	       1995 	     1994
Assets
Current assets:
	Cash and cash equivalents	                                $8,493	    $6,241
	Restricted cash and cash equivalents	                      2,549	     4,312
	Accounts receivable, net of allowance for doubtful
	  accounts of $3,012 and $2,568, respectively	            43,072	    44,379
	Inventories	                                               9,754	    17,674
	Prepaid expenses and other current assets	                 3,638	     7,309
		Total current assets	                                    67,506	    79,915

Fixed assets, net	                                         18,877	    29,088
Other assets, net	                                         15,368	    18,431
	                                                       	$101,751  	$127,434

Liabilities and Stockholders' Deficit

Current liabilities:
	Payables to banks	                                       $16,757 	  $17,963
	Current maturities of long-term debt and
		long-term debt subject to accelerated maturity     	      9,217	     2,370
	Accounts payable	                                         23,286	    25,649
	Accrued expenses	                                         34,857	    37,732
	Deferred revenue	                                         15,291	    13,728
	Income taxes payable	                                        848	       760
		Total current liabilities	                              100,256	    98,202

Long-term debt, exclusive of current maturities       	    64,923	    70,561
Other liabilities	                                         10,688	     9,432

Commitments and contingencies

Stockholders' deficit:
	Preferred stock of $1.00 par value.  Shares authorized
  10,000,000; shares issued and outstanding 1,846,456
  in 1995 and 1,784,456 in 1994 (aggregate liquidation
  preference $36,929 in 1995 and $35,689 in 1994).	         1,846 	    1,784
	Common stock of $0.25 par value.  Shares authorized
  40,000,000; shares issued 20,991,217, including
  treasury shares of 7,866,832 in 1995 and 6,546,825
  in 1994.	                                                 5,248      5,248
	Other capital	                                           212,630 	  212,599
	Foreign currency translation adjustment              	    13,004	    10,552
	Retained deficit	                                       (261,742)	 (226,977)
	Treasury stock, at cost 	                                (45,102)	  (53,967)
		Total stockholders' deficit	                            (74,116)	  (50,761)
                                                       		$101,751  	$127,434

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries Fiscal Years 1995, 1994 and 1993
(In thousands)
                    	                             1995 	      1994 	      1993
Cash flows from operating activities:
	Net loss 		                                  $(28,343)  	$(93,425)  	$(11,260)
	Adjustments to reconcile net loss to net
 cash	used in operating activities:
		Losses incurred in lag month eliminated		          -	     (5,470)	         -
		Effect of change in accounting principle		         -	     (1,340)	         -
		Depreciation and amortization		                9,830	     10,729	     11,083
		Write-off of investment in foreign operations	     -	     57,657 	         -
		Write-off of investment in partially-owned
   company		                                         -	      3,210 	         -
		Proceeds from settlement of litigation		       5,540	          -	          -
		Realized gain on fixed assets fire settlement	    -	        (534)	    (1,165)
		Provision for losses (recoveries) on accounts
   receivable		                                  2,147         803 	      (405)
		Provision for fixed asset write-off		          1,895	          -	          -
		Realized gain on sale of property		           (1,709)	         -	          -
		Changes in assets and liabilities:
		Decrease in receivables		                      4,111	        801 	    17,643
		Decrease in inventory		                        8,885	      1,007 	     2,124
		Increase (decrease) in accounts payable and
   accrued expenses		                           (9,700) 	   19,747	    (19,871)
		Increase in other liabilities and deferred
   credits		                                       614	        388 	     1,678
		Other, net		                                   1,138	        139	        (26)
		Net cash used in operating activities		       (5,592)	    (6,288) 	     (199)

Cash flows from investing activities:
	Payments for fixed assets		                    (4,660) 	  (10,828)	   (10,874)
	Proceeds from disposition of fixed assets		     7,948	      2,426 	     7,739
	Other, net 		                                     699	       (648)        598
		Net cash from (used in) investing activities	  3,987	     (9,050)	    (2,537)

Cash flows from financing activities:
	Payments on borrowings		                      (33,149) 	  (32,606)	   (51,746)
	Proceeds from borrowings		                     31,840	     33,126  	   59,235
	Payments of dividends on preferred stock		          -	     (1,784)	    (1,784)
	Disbursements related to Preferred Stock
  Exchange 		                                        -	          -	       (116)
	Restricted cash for letters of credit		         1,763	        147 	      (240)
	Proceeds on sale of common stock		              2,536	         52         763
		Net cash provided from (used in) financing
  activities		                                   2,990	     (1,065)	     6,112

Effect of foreign currency translation on cash	    867	        192    	   (945)
Net increase (decrease) in cash and cash
 equivalents		                                   2,252	    (16,211)	     2,431
Cash and cash equivalents at beginning of year		 6,241	     22,452  	   20,021
Cash and cash equivalents at end of year		      $8,493	     $6,241   	 $22,452

Cash payments for:
Interest		                                      $8,112  	   $8,781  	   $8,938
Income taxes (refunds), net		                     (152)	       362 	     1,156

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Datapoint Corporation and Subsidiaries Fiscal Years 1995, 1994, and 1993 (In thousands)



				                                                                 Foreign
		                                              $1.00	        	     Currency
      	                              Common   	Preferred	  Other  	 Translation   Retained	  Treasury
	                                    Stock    	  Stock  	 Capital  	Adjustment     Deficit	    Stock
Balance at August 1, 1992	           $5,246	    $1,784 	 $212,589	    $23,240	   $(109,514)	 $(58,510)

Net loss	                                 - 	        - 	        - 	         -	     (11,260)	        -
Common stock options exercised	           2 	        - 	       10 	         - 	          - 	        -
Dividends paid on preferred stock	        - 	        - 	        - 	         - 	     (1,784)	        -
Foreign currency translation adjustment	  - 	        - 	        -   	 (15,533)	          - 	        -
Common issued to 401(k) Plan	             - 	        - 	        - 	         - 	         (6)	       13
Common stock options exercised	           - 	        - 	        - 	         - 	     (3,017)	    3,761
Balance at July 31, 1993            	$5,248    	$1,784  	$212,599 	    $7,707    $(125,581)	 $(54,736)
Losses incurred in lag month
 eliminated	                              - 	        - 	        - 	         - 	     (5,470)	        -
Net loss	                                 - 	        - 	        - 	         - 	    (93,425)	        -
Common stock options exercised	           -	         - 	        - 	         -         (717)	      935
Dividends paid on preferred stock	        - 	        - 	        - 	         - 	     (1,784)	        -
Foreign currency translation adjustment	  - 	        - 	        - 	     2,845	           - 	        -
Common stock issued to 401(k) Plan	       - 	        - 	        - 	         - 	          -          6
Common stock purchased from 401(k) Plan	  - 	        - 	        - 	         - 	          -       (172)
Balance at July 30, 1994            	$5,248	    $1,784  	$212,599   	 $10,552    $(226,977)	 $(53,967)
Net loss	                                 -	         -	         - 	         -	     (28,343)	        -
Common stock options exercised	           -	         -	         -           -	      (1,036)	    1,292
Foreign currency translation adjustment	  -	         -	         -       2,452	           -	         -
Regulation S public filing	               -	         -	         -	          -	      (4,029)	    5,776
Consulting Compensation	                  -	         -	         -           -	        (445)	      594
Employment separation	                    -	         -	         -	          -	        (814)	    1,064
Executive Retirement Plan contribution	   -	        62	        31	          -	           -	         -
Common stock issued to 401(k) Plan	       -	         -	         -	          -	         (98)       139
Balance at July 29, 1995	            $5,248    	$1,846	  $212,630	     $13,004  	$(261,742)	 $(45,102)


See accompanying Notes to Consolidated Financial Statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Datapoint Corporation and Subsidiaries July 29, 1995, July 30, 1994 and July 31, 1993
(Dollars in thousands, except share data)

1.  Summary of Significant Accounting Policies

Liquidity

The Company's cash and cash equivalents increased $2,252 in 1995, compared with a decrease of $16,211 in 1994 and an increase of $2,431 in 1993. The increase in 1995 is primarily due to the one time cash infusions, partially offset by the decline in gross profit and the decrease in 1994 was due to the decline in revenue and gross profit margins partially offset by reduced operating costs and expenses.

During 1995, while the Company was able to maintain the revenue level from the prior year, it continued to experience significant operating losses due to competitive pressures which resulted in a revenue and gross profit level which was insufficient to cover the Company's costs. Realizing that the Company's cost structure would not support a "flat" revenue level (1995 compared with 1994), the Company implemented several actions in 1995 to reduce its costs. As these actions were undertaken throughout the year, the full annual benefit of these actions will not be realized until 1996. The effect of these continuing competitive pressures resulted in an operating loss of $18,232, a working capital deficiency of $32,750 and cash used in operations of $5,592.

For fiscal year 1995, the Company adopted three main objectives to preserve and improve the Company's cash liquidity position and allow the Company to meet its future operating cash flow requirements. These objectives were as follows:

1. Product marketing to maintain stabilized revenue levels
2. Continued review and reduction of operating costs; and
3. One time cash infusions to meet operating requirements.

The Company's revenue level for 1995 improved slightly when compared to 1994. This slight increase was primarily due to improved sales from the new MINX line of video communications technology, improved sales from the Company's telephony solutions in the International markets, and improved service revenue contribution, coupled with maintaining a consistent revenue stream in the Company's other products.

During 1995, the Company had as one of its major objectives to continue to review and reduce operating costs. In this regard, throughout 1995, the Company recorded $9,213 of restructuring charges (mostly related to severance costs stemming from reduction of personnel) which was the result of an extensive review of literally all of the Company's worldwide operations. During 1995, the Company made $11,568 in restructuring payments, which negatively affected cash flow from operations.

While the reorganizations and cost reduction program implemented in 1995 will help to improve the Company's cash liquidity position, the Company is simultaneously pursuing other actions to provide additional cash infusion(s) and/or reduce the Company's cost base. In this regard, subsequent to year-end, the Company signed a letter of intent with Automatic Data Processing (ADP) to sell to ADP the Company's European based Auto Dealer Systems business for $32,000. While the specific terms of the agreement will not be known until an agreement, if any, is completed, an important aspect of the agreement is that ADP will subcontract Field Engineering support from the Company. In addition, ADP will arrange to acquire certain hardware through Datapoint's current channels, including the Company's manufactured hardware. The Company expects to benefit from continued revenue from its Field Engineering channel and from a substantial reduction in the operating costs of its European subsidiaries. The sale, if completed, is expected to close in the Company's second quarter of 1996. Also subsequent to year-end, the Company signed a letter of intent for Vertical Financial Holdings, to become a joint venture partner with the Company in spinning off the Company's MINX video conferencing patents and operations into separate entities. The Company has informed Vertical Financial Holdings that its exploration of joint venture possibilities is no longer exclusive and is exploring joint venture opportunities with other potential partners. While the specific terms of any joint venture will not be known until an agreement, if any, is completed, the Company expects to retain a significant, but minority interest in the operations, and a majority interest in the patents. While it is not expected that there will be a significant cash infusion at the time of any closing, if consummated, the Company expects to benefit from reduction of operating costs related to the MINX operations and from participation in a future royalty stream derived from the licensing of the MINX patents.

The Company will continue to proceed with the above actions and any other actions which will result in additional cost reductions and cash infusions. These additional cash infusions are necessary to meet certain of the Company's obligations, including interest of $2,857 on its 8-7/8% convertible subordinated debentures payable on December 1, 1995. While management anticipates meeting this obligation, no assurances can be given that sufficient funds will be available. In the event the payment is not made within the 30-day period following December 1, 1995, the resulting default would entitle the holders of the debentures to elect to declare the entire indebtedness of $64,394 as immediately due and payable. Such a default would likewise result in defaults in certain of the Company's other debt instruments.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday following the last Friday in July. References to 1995, 1994 and 1993 are for the fiscal years ended July 29, 1995, July 30, 1994, and July 31, 1993.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less from date of acquisition and as a result the carrying value approximates fair value because of the short maturity of those instruments. At July 29, 1995, the Company had $2,549 of restricted cash. The amount collateralizes various lines of credit payable to banks which are recorded as current liabilities.

Inventories

Inventories are stated at the lower of standard cost (approximates first-in, first-out) or market (replacement cost as to raw materials and net realizable value as to work in process and finished products).

The Company reviews inventory obsolescence on a quarterly basis. This review consists of a detailed inventory requirements analysis based upon actual shipments of each product for the prior twelve months. A computation is then made of future inventory requirements by product based on the historical analysis adjusted for future projections including the impact of new product introductions.

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

Debt

The carrying amounts and the fair values of the Company's debt at July 29, 1995 are:

                                           	  		Carrying	      Fair
			                                              Amount	       Value
	8-7/8% convertible subordinated debentures	    $64,394     	$22,216

The fair value of the Company's 8-7/8% convertible subordinated debentures is based on a quoted market price at July 28, 1995.

Translation of Foreign Currencies

Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year.

Reclassifications

Certain reclassifications to the financial statements for prior years have been made to conform to the 1995 presentation.

Revenue Recognition

Revenue is recognized in accordance with the following criteria:

	*	Sales revenue is generally recognized at the time of shipment provided that there are no significant vendor and post-contract support obligations and that collections of the resulting receivable are probable.  If such obligations are present in the contract, revenue is not recognized until such time as the contractual obligations are met.
	*	Software revenue is recognized when the program is shipped, or as the monthly license fees accrue, or over the terms of the support agreement.
	*	Service revenue is recognized ratably over a contractual period or as services are provided.
	*	Lease revenue is recognized on the operating method ratably over the term of
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

Loss per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during each year presented. The Company's common stock equivalents, which include convertible debt, were antidilutive for the years presented and therefore, were excluded from the computation. The 1995, 1994 and 1993 computations include the effect of dividends paid or accumulated on preferred stock of $1,815, $1,784, and $1,784, respectively.

2.  Reorganization/Restructuring Costs

                                     	  1995 	      1994     	  1993

Employee termination costs	           $6,842	    $14,853     	$5,955
Lease termination costs	                 296	          -	        170
Asset write-offs	                      2,075  	        -	        118
	                                    	$9,213    	$14,853     	$6,243

The Company's 1995 restructuring charges primarily have been driven by management's efforts to implement cost cutting measures in light of its overall plan to return to profitability as discussed in Note 1. In addition, competitive pressures in the Company's industry and a slowdown of customer orders have influenced the level of restructuring charges.

The 1994 restructuring charges included $13,360 as a result of the implementation of a statutory plan of reorganization for one of its European subsidiaries. Management developed the plan, which was subject to administrative approval, as a result of a continued decline in revenues resulting from the loss of several significant accounts. These charges related principally to severance costs associated with the termination of approximately 140 employees spread throughout sales, service, and administrative positions involved in this European subsidiary. The reorganization plan was approved in September 1995. Of the total restructuring amount, $5,570 was paid by the foreign government and is repayable by the Company over two years beginning in 1996.

During 1993, the Company implemented a restructuring plan designed to improve the Company's internal operations and re-position its sales and marketing teams to benefit from the planned introduction in fiscal 1994 of a broad range of new products. As a result, the Company recorded restructuring charges of $6,243, primarily related to staff reductions in the U.S. operations and in its larger subsidiaries.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. As such, employee termination payments are generally paid out over a period of time rather than as one lump sum. Although a reasonable estimate of the amount of future termination costs cannot be made at this time, management expects to incur additional charges for terminations.

3.  Non-operating Income (Expense)
                                                 	    1995 	    1994	    1993
Interest earned 	                                     $959 	    $313 	 $2,018
Realized gain on fixed assets fire settlement	           -	      534    1,165
Write-off of investment in partially owned company	      -	   (3,210)	      -
Foreign currency losses	                            (1,480)	    (718)  (2,361)
Realized gain on sale of property	                   1,709	        - 	      -
Settlement of patent infringements	                  1,000	        -	       -
Other                                            	  (2,768)	  (1,212)	 (1,113)
                                                 	   $(580) 	$(4,293)   $(291)

4.  Income Taxes

Effective August 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes" prospectively. SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes.

As a result of adoption of SFAS No. 109, the Company recorded additional deferred income tax assets of $2,075, after a valuation allowance of $66,720, and increased deferred income tax liabilities by $735 which, in total resulted in a $1,340 credit ($.09 per share) for the cumulative effect of the accounting change.

                                   	              1995 	      1994 	      1993
Income (loss) before income taxes,
 extraordinary credit and effect of change
 in accounting principle:
	  U.S.   	                                   $(22,305)   	$(11,430) 	   $2,646
	  Outside the U.S.	                            (5,839)	    (82,981) 	  (13,544)
 		                                          	$(28,144)   	$(94,411)  	$(10,898)

Provision for income taxes:
  	U.S. federal:
	   	Current	                                      $53	         $73 	       $32
		   Deferred	                                       -	           -	       (221)
		                                                 $53	         $73 	     $(189)

	  Outside the U.S.:
   		Current	                                      229	         (61) 	      793
	   	Deferred	                                     (83)	        342 	      (242)
   		Charge in lieu of income taxes	                 -	           - 	       599
		                                        	        146	         281 	     1,150
Total provision	                                  $199	        $354 	      $961

The differences between the tax provision in the financial statements and the tax benefit computed at the U.S. federal statutory rates are:

		                                                1995 	     1994 	       1993
Tax benefit at statutory rate	                 $(9,850)   	$(33,043)	   $(3,705)
Increase (decrease) in taxes resulting from:
	Benefit of U.S. tax loss not recognized 	       7,791	       3,298 	         -
	Foreign losses and other transactions on which
	  a tax benefit could not be recognized	        1,952	       9,288 	     3,684
	Adjustment of prior year taxes	                     -	           -	       (336)
	Nondeductible amortization and write-off of
	  intangible assets	                                -	      20,875 	       712
	Effect of foreign tax refunds and U.S. tax
	  associated with dividends paid 	                 53	          73 	       143
	Effect of federal tax rate less than (greater than)
	  foreign tax rates	                              364	         142 	       452
	Benefit of operating loss carryforwards	         (127)	       (286)	         -
	Other, net	                                        16	           7 	        11
Provision for income taxes	                       $199	        $354 	      $961

The undistributed earnings, indefinitely reinvested in international business, of the Company's foreign subsidiaries aggregated approximately $15,428 at July 29, 1995. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

The primary components of deferred income tax assets and liabilities are as follows:

	                                                      1995	      1994
Deferred income tax assets:
	Property, plant and equipment	                       $4,475 	   $3,955
	Loss and credit carryforwards	                       76,898 	   68,213
	Accrued restructuring costs	                          1,417	     4,453
	Other	                                                7,138	     9,180
	                                                     89,928 	   85,801
Less:  valuation allowance	                           86,008 	   82,217
	                                                      3,920 	    3,584
Deferred income tax liabilities:
	Accrued retirement costs	                            (2,457) 	  (2,141)
	Other	                                                 (925)	     (988)
	                                                     (3,382) 	  (3,129)
Net deferred income tax asset	                          $538	      $455

At July 29, 1995, the net deferred income tax asset of $538 was presented in the balance sheet, based on tax jurisdiction, as deferred income tax assets of $3,079 and deferred income tax liabilities of $2,541. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdiction prior to the expiration of loss and credit carryforwards. Management believes that more likely than not the deferred tax assets will not be realized and has therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

At July 29, 1995, the Company had tax operating loss carryforwards approximating $157,000 and $35,000 for federal and foreign tax purposes, respectively, expiring in various amounts beginning in 2001 and 1996, respectively. Federal long-term capital loss carryforwards of $16,000 expire in various amounts beginning in 1996. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company.

The Company had unused investment, research, and alternative minimum tax credits for income tax purposes at July 29, 1995 of approximately $3,300 expiring at various dates through 2001 which may be used to offset future tax liabilities of the Company. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

5.  Inventories
				                                  1995 	     1994

Finished products			                 $6,105   	$10,416
Work in process			                    2,613 	    1,601
Raw materials			                      1,036 	    5,657
                 			                 $9,754   	$17,674

6.  Fixed Assets
                                                        	Accumulated
                                     	           Cost	   Depreciation    Net
July 29, 1995
Property, plant and equipment:
	Buildings and land improvements  	            $26,008 	    $18,390 	  $7,618
	Machinery, equipment, furniture and fixtures 	 88,744 	     81,967 	   6,777
	Land 	                                          1,479 	          - 	   1,479
			                                            116,231 	    100,357 	  15,874
Field support spares	                           14,926 	     12,147 	   2,779
Equipment leased to customers  	                 5,630 	      5,406 	     224
                                           			$136,787    	$117,910 	 $18,877

July 30, 1994
Property, plant and equipment:
	Buildings and land improvements  	            $19,736 	    $14,102 	  $5,634
	Machinery, equipment, furniture and fixtures   88,213 	     75,959 	  12,254
	Land ($5,500 held for sale) 	                   6,856 	          - 	   6,856
			                                            114,805 	     90,061 	  24,744
Field support spares	                           15,262 	     11,337 	   3,925
Equipment leased to customers  	                 5,009 	      4,590 	     419
		                                           	$135,076    	$105,988 	 $29,088

7.  Lease Commitments

The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases for 1995, 1994 and 1993 was $10,922, $9,137, and $10,785, respectively. Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

At July 29, 1995, future minimum lease payments for noncancelable leases totaled $30,819 and are payable as follows: 1996-$7,513; 1997-$5,867; 1998-$5,151;
1999-$3,960; 2000-$3,515 and $4,813 thereafter.

8.  Payables to Bank

As of July 29, 1995, the Company had included in payables to banks an amount of $6,455 payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the receivables of the Company's U.K., Dutch and German subsidiaries.

The Company has a secured credit facility ("Credit Facility") with The CIT Group, with a maximum borrowing level of $2,000, given sufficient collateral. The Credit Facility consists of a term loan and a revolving loan. The borrowings outstanding under the Credit Facility, as of July 29, 1995, were $1,346, the maximum based upon the available collateral as of that date, and the Credit Facility is callable at the option of the lender. The borrowing consists of $1,346 related to the revolving loan and included in payables to banks. The term loan was paid off in 1995. The collateral for the revolving Credit Facility consists of the Company's U.S. trade receivables and certain trade receivables from independent foreign distributors, U.S. inventories, real property, contract rights and general intangibles, equipment and fixtures, and certain certificates of deposit issued to or for the account of the Company.
The Credit Facility requires that the Company meet a number of non-financial covenants on an ongoing basis. The Credit Facility was extended and expires in June 1996. The Credit Facility also includes a restriction upon the payment of dividends, allowing dividends to be paid on the Company's $1.00 preferred stock; but prohibiting dividend payments on the Company's common stock.

The weighted average interest rate for short term borrowings as of the fiscal year end was 10.1% , 10.5%, 10.0% for 1995, 1994, and 1993, respectively.

The Company has available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at July 29, 1995 totaled $1.1 million after borrowings of $10.1 million.

9.  Accrued Expenses
 	                                                         1995 	     1994

Salaries, commissions, bonuses and other benefits	         $9,661	   $8,839
Taxes other than income taxes	                              8,687	    6,986
Reorganization/restructuring costs	                         4,168	   13,988
Payable to foreign government (see Note 2)	                 5,570	        -
Other 	                                                     6,771	    7,919
                                                         	$34,857  	$37,732

10.  Long-Term Debt
                                                     		    1995 	     1994

8-7/8% convertible subordinated debentures  		            $64,394 	 $64,394
Domestic term loan, average interest 9.4%		                     -	    1,066
6.5% to 9.0% real estate notes			                             762 	     993
Non interest bearing note-NTI (net of discount
 of $2,354 in 1995 and $2,906 in 1994)	                     6,646 	   6,094
Non interest bearing note-CISI			                               - 	     195
Other obligations 		                                        2,338 	     189
                      		                                   74,140 	  72,931
Less: current maturities of long-term debt and
	long-term debt subject to accelerated maturity		           9,217 	   2,370
                                                        		$64,923  	$70,561

Interest on the 8-7/8% convertible subordinated debentures is payable semiannually on June 1 and December 1. The debentures are subordinated in right of payments to all senior indebtedness, as defined, and are convertible into common stock of the Company at any time prior to the close of business on June 1, 2006, unless previously redeemed. Each one thousand dollar principal amount debenture is convertible into 55,231 shares of common stock and, as of July 29, 1995, there were 3,556,545 shares reserved for possible issuance. The debentures are entitled to a mandatory sinking fund, which commenced June 1, 1991, of $5,000 annually. The Company, at its option, may increase the sinking fund payment to $10,000 and may also receive credit against mandatory sinking fund payments for debentures acquired through means other than the sinking fund. The Company has applied $25,000 in previous debenture retirements against the sinking fund requirements for 1991 through 1995. The Company also intends to apply previous debenture retirements of $10,606 through July 29, 1995 against the sinking fund requirements for 1996 through 1998. The debentures are also redeemable at the option of the Company, in whole or in part, at any time at 100% of the principal amount together with accrued interest to the date of redemption.

During 1993, the Company settled two long standing legal patent actions brought against it by Northern Telecom Inc. ("NTI") and Compagnie Internationale de Services en Informatique, S.A. ("CISI"). The Company agreed to a ten-year note payable to NTI which requires annual $1,000 payments beginning in December 1993. The note was recorded at a discount reflecting an annual rate of interest of 10%. The Company is presently in arrears on the December 1994 payment. On September 13, 1995, NTI notified the Company that it has declared the entire note immediately due and payable. The note has been classified as long term debt subject to accelerated maturity at July 29, 1995. The Company is currently in discussions with NTI to remedy this payment default. The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the 10 fiscal years beginning with fiscal 1993. During 1995, 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

Aggregate scheduled maturities of long-term debt are as follows: 1996--$4,349; 1997--$749; 1998--$5,159; 1999--$5,714; 2000--$5,682 and $52,487 thereafter.

11.  Stockholders' Deficit

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

The Company issued 129,000 shares of common stock held in treasury as settlement with the release of an employee. As compensation for consulting work, 71,999 shares of common stock held in treasury were issued to a director.

During 1995 fiscal year, the Board of Directors elected to make a corporate contribution to the Datapoint Corporation Supplemental Executive Retirement Plan of 62,000 shares of the Company's $1 preferred stock with a $20 per share liquidation preference. The contribution was made on behalf of certain participants only.

Throughout 1995, employees and directors of the Company exercised 156,666 options for shares of common stock. Additionally, the Company issued 22,328 shares from treasury to participants in the U.S. 401(k) retirement and savings plan. In 1994, the Company purchased and placed into treasury 24,023 shares from the Company's U.S. 401(k) retirement and savings plan.

The $1.00 preferred stock has a liquidation preference of $20.00 per share and cumulative dividends of $1.00 annually. If dividends are six quarters in arrears, the preferred shareholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share is exchangeable into two shares of common stock at the option of the holder. These new directorships will be filled annually by the preferred shareholders voting as a separate class until the dividends in arrears have been paid in full. As a result of the Company's capital deficiency, dividend payments are prohibited under Delaware law. Dividends of $1,815 were accumulated and unpaid at July 29, 1995.

12.  Stock Option Plans

At July 29, 1995, 2,382,822 shares were reserved for issuance in connection with the Company's stock option plans. Total options outstanding for all plans total 1,631,992 and are exercisable at an average price of $3.97.

Under the Company's employee stock option plans, officers and other key employees may be granted options to purchase common stock and related stock appreciation rights.  Under the terms of these plans, options may be granted at no less than 75% of fair market value and expire no later than ten years from the date of grant.  The Board may grant options exercisable in full or in installments, and has generally granted options at fair market value exercisable in two to four installments beginning one year from the date of grant.  As of
July 29, 1995 and July 30, 1994, options for 499,285 and 561,209 shares, respectively, under all employee plans were exercisable and no stock appreciation rights had been granted.  Options outstanding as of July 29, 1995 have an average exercise price of $4.16 and expire during the period June 1995 through October 2004.
	                                        Employee Stock Option Plans
                   	                Price Range         Number of Shares
                     	                of Shares        Under    	 Available
                                   	Under Option    	  Option    	for Option
Outstanding at July 30, 1994        	$1.38-8.00      	1,284,873 	   757,664
Granted	                              2.69-3.94     	   557,000 	  (557,000)
Exercised	                            1.38-1.63     	  (156,666)	         -
Canceled	                             1.63-7.38     	  (243,215)	   243,215
Expired	                                  - 	              -        (18,049)
Outstanding at July 29, 1995        	$1.38-8.00      	1,441,992 	   425,830

During 1992, the 1985 Director Stock Option Plan was terminated. As of July 29, 1995, there were continuing options for 50,000 shares outstanding from this plan which expire five years from the date of grant. The 1985 Plan was replaced by the 1991 Director Stock Option Plan. This plan greatly resembles the terminated 1985 Plan and provides for a one-time grant of an option to purchase, at fair market value as of the date of the grant, 25,000 shares of common stock to each director, and an additional 50,000 shares to the present and any newly elected Chairman of the Board. The 1991 Plan does not grant any options to individuals holding options under the 1985 Plan. The Plan includes both employee and non-employee directors and options expire five years from the date of grant. Total director options outstanding as of July 29, 1995 have an average exercise price of $2.53 and expire during the period April 1996 through May 1997.

	                                              Director Stock Option Plans
                                           Price Range  	     Number of Shares
	                                           of Shares    	  Under   	Available
	                                         Under Option 	    Option  	for Option
Outstanding at July 30, 1994            	  $1.88-3.06  	   240,000  	 275,000
Canceled	                                        2.50	     (50,000)	   50,000
Outstanding at July 29, 1995  	            $1.88-3.06 	    190,000 	  325,000

13.  Information Relating to Business Segments and International Operations

Business Segment Information

The Company operates in one industry and is an international computer and communications systems marketer, manufacturer and developer. Additionally, the Company provides maintenance services on its products in the United States through a non-exclusive agreement with Decision Servcom, Inc. and services its products outside the United States through its international distributors and subsidiaries.

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

                                  	               1995 	    1994 	      1993
Revenue - unaffiliated customers:
  United States 	- domestic       	              $7,122	   $7,617    $7,286
	               	- export sales   	               3,899	    6,174 	   8,039
  Europe                 	                      162,146	  156,403 	 185,595
  Other international            	                1,734	    2,742 	   7,424
    Total revenue from unaffiliated customers	  174,901	  172,936   208,344

Revenue - intercompany:
  United States	                                  6,390	   20,868 	  24,910
  Europe	                                           427	      518       516
  Other international	                                -	        7        62
  Eliminations                   	               (6,817)	 (21,393)  (25,488)
    Total consolidated revenue                	$174,901	 $172,936 	$208,344

Operating income (loss):
  United States	                               $(25,201)  $(8,728)   $1,080
  Europe	                                         7,661	  (72,517)   (5,376)
  Other international	                             (979)	    (904)   (1,297)
  Eliminations            	                         287	    1,128	    4,335
    Total operating income (loss)            	 $(18,232) $(81,021)  $(1,258)

Identifiable assets:
  United States	                                $21,469	  $43,595   $57,506
  Europe	                                        79,166	   82,589 	 143,385
  Other international	                            1,116	    1,250     1,384
    Total identifiable assets                 	$101,751  $127,434 	$202,275

Included in identifiable assets for 1993 is the excess of the cost of foreign investments over the value of the net assets acquired. The balance was written-off in 1994 as part of a reassessment of the carrying value in light of the financial condition of the Company. Accumulated amortization and write-down of this excess was $110,476 at July 30, 1994 and $50,797 at July 31, 1993.

14.  Retirement Income Plans

Retirement expenses incurred by the Company were as follows:

                                  	      1995 	     1994   	   1993
U.S.:
  Matching contributions      	          $119	      $143 	     $138

Outside the U.S.:
  Defined benefit plans	                  510	       119 	       (8)
  Other plans                        	    675	       600 	       65
                                     	  1,185	       719 	       57
                                      	$1,304	      $862 	     $195

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

Five of the Company's subsidiaries, including the United Kingdom, utilize defined benefit plans with employee benefits generally being based on years of service and wages near retirement. The plans cover all full-time employees who have been employed for at least 12 months. Obligations under these plans are funded primarily through fixed rate of return investments, primarily insurance policies, except for Germany where reserves are established for the obligations

The Company's United Kingdom and New Zealand subsidiaries have defined contribution plans. The plans cover all full-time salaried employees who have been employed for at least 12 months and contributions are based upon a percentage of compensation. Obligations under this plan are funded primarily through deposits in pooled investments or insurance policies.

	                                                1995 	   1994 	   1993
Defined benefit plans:
 Service cost                                 	  $998	    $773 	  $1,329
 Interest cost               	                  1,931	   1,770  	  1,917
 Actual return on assets       	                 (887)	   (926)     (860)
 Net amortization and deferral               	 (1,532)  (1,498)	  (2,394)

Net pension cost           	                     $510	    $119 	     $(8)

The funded plan status at July 29, 1995 and July 30, 1994 was:

	                                      1995              1994
                           	      Over-  	Under-  	Over-     	Under-
                                	funded 		funded  	funded    	funded
Actuarial present value of:

 Vested benefits        	       $17,141	  $6,454  	$16,389  	 $3,234
 Accumulated benefit
  obligations                  	$17,520	  $6,503   $16,699 	  $3,815

 Projected benefit
  obligations                  	$18,197	  $7,466	  $17,619  	 $5,624

Plan assets at fair value      	$20,303	  $2,632	  $21,259 	    $918
Plan assets in excess of
 (less than) projected
 benefit obligation	              2,106	  (4,834)	   3,640 	  (4,706)
   Unrecognized net (gain)loss	   3,611   (2,755)	   1,519    (1,955)
   Unrecognized transition
     net loss	                      797	     124       806 	      31
Prepaid (accrued) pension
    cost               	         $6,514	 $(7,465)	  $5,965  	$(6,630)

Actuarial assumptions used to determine funded status for 1995 and 1994 varied between subsidiaries. Discount rates used to determine projected benefit obligations range from 5.0% to 9.0% in 1995 and 1994. Rates of increase in future compensation levels range from 3.0% to 3.5% in 1995 and 1994. The long-term rates of return on plan investments range from 5.0% to 10.0% in 1995 and 5.0% to 10.0% in 1994.

15.  Certain Relationships and Related Transactions

Director Agranoff had provided various tax, legal and real estate consulting services prior to being Vice President & General Counsel for the Company. During 1994 and 1993, the Company paid Mr. Agranoff $126 and $104, respectively, for those services. During the fiscal years 1995 and 1994, Datapoint paid legal fees of $51 and $5, respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, to which firm Mr. Agranoff is of counsel, for legal services provided by attorneys other than Mr. Agranoff.

Director Thomas has worked since August 1994 as a special consultant for which he has received compensation payable in shares of common stock until May 1, 1995. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he has taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995 through July 31, 1995, he was paid at the rate specified per day for his services, plus travel and housing expenses, plus additional flat rate compensation per week. Director Thomas was also entitled to participate in the Executive Health Benefit program of the Company until July 31, 1995 at which time, under a new agreement, he converted to the Standard Health Benefit program. The Board also approved a one time special issuance of shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term of the agreement with Director Thomas, he will not accrue nor receive any regular Board or committee fees. (Included in compensation of Directors note in the proxy)

Director Ruffat had a consulting agreement from January 1994 through June 1995 in which he would receive a monthly compensation of $10. For 1995, he has been paid $80.

16.  Commitments and Contingencies

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

In addition, in 1994, the Company began patent infringement lawsuits against several defendants related to the Company's video conferencing patents. In 1995, the Company received $1,000 from two such defendants and patent infringement suits against other defendants are pending. The aggregate amounts sought in these suits are substantial. However, no provision has been made in the accompanying financial statements for any possible gains or cash infusions resulting from favorable judgments in these suits.

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

DORIS D. BENCSIK, age 64, is currently President and Chief Operating Officer of Datapoint. Mrs. Bencsik has been a member of the Datapoint's Board of Directors since 1985. During 1992 - 1993 Mrs. Bencsik has been employed by Modular Computer Systems Inc., as President and Chief Executive Officer. In addition, Mrs. Bencsik has maintained a business consulting practice for more than the past five years, in which she served as a consultant to Datapoint from October 1992 to February 1993. In February 1993, she entered the employment of Datapoint as Executive Vice President and Chief Operating Officer, and was promoted to President in November 1993. Mrs. Benscik also worked at Datapoint from 1982 to 1987. Mrs. Bencsik joined Datapoint in November 1982 as Vice President, Engineering. In May 1984, she was promoted to Vice President, Operations, and was promoted to Senior Vice President, Operations in January 1985. In November 1985, she was promoted to Executive Vice President, Chief Operating Officer and elected as a member of the Board of Directors. In January 1987, Mrs. Bencsik was named acting Chief Executive Officer and in June 1987, was named to the Office of the President. Mrs. Bencsik is a member of the Executive Committee.

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

DANIEL R. KAIL, age 60, has been Managing Trustee of Management Assistance Inc. Liquidating Trust since January 1986, and prior thereto had been a director, Executive Vice President and Chief Operating Officer since October 1984 of Management Assistance Inc., a computer manufacturing and servicing company. He also was a director and Executive Vice President of Canal Capital Corporation from 1987 until 1991. He has served as a director of Datapoint since 1985 and is Chairman of the Compensation Committee.

DIDIER M. M. RUFFAT, age 59, is currently the Vice-President of Digital Equipment Europe and the Managing Director of Digital Equipment France. He has served for 25 years in various capacities with France's BULL computer group, most recently as President and Chief Executive Officer of BULL Europe, and previously in senior executive positions in sales, marketing and finance. He has served as a director of Datapoint since December 1993 and is a member of the Compensation Committee.

BLAKE D. THOMAS, age 44, has been engaged in the business of investing in listed securities for more than five years. He is President of Blake D. Thomas, Inc., a corporation that until 1991 published The Thomas Report, an investment newspaper that specialized in evaluating stocks traded on the New York Stock Exchange, was General Partner of Mainsail Limited Partnership from 1990 until its dissolution in December 1992, has been since 1990 General Partner of Foresail Limited Partnership, and has been since November 1991 President of Symba, Inc., the General Partner of Windward Limited Partnership, each of which is engaged in the business of investing in listed securities. He has served as a director of Datapoint since 1992. He has also served since August 1994 as a special consultant for the Board on Datapoint general management and business affairs.

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

Datapoint maintains a retirement plan and a retirement medical care plan to cover non-employee Board members. Both plans presently are purely contractual rather than funded, and are self-insured except that retirees are required to participate in Medicare parts A and B. The retirement plan provides for a maximum annual benefit equal to a director's annual retainer in effect on the date of retirement. A partial benefit will be paid to directors with less than five years service, and a full benefit will be paid to directors with five or more years of service. The benefit will be payable for the greater of ten years or life, and in the event a retiree should die within ten years of retirement, the remaining benefit will be paid to his estate. The retirement medical care plan affords non-employee directors, upon retirement, benefits and premiums equivalent to COBRA coverage available to certain former employees and/or dependents under Datapoint's group medical plan.

Director Thomas has worked since August 1994 as a special consultant for which he has received compensation of $500 per day payable in shares of common stock until May 1, 1995. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he has taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995, through July 31, 1995, he will be paid at the rate of $500 per day for his services, plus travel and housing expenses, plus additional compensation of a flat $2,000 per week. Director Thomas was also entitled to participate in the Executive Health Benefit program of the Company until July 31, 1995 at which time, under a new agreement, he converted to the Standard Health Benefit program. The Board also approved a one time special issuance of 45,000 shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term of the agreement with Director Thomas, he will not accrue nor receive any regular Board or committee fees.

Director Ruffat had a consulting agreement from January 1994 through June 1995 in which he would receive a monthly compensation of $10,000. For 1995, he has been paid $80,000.

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

The remainder of this Report reviews the annual and long-term components of Datapoint's executive compensation program, along with the decisions made by the committee regarding fiscal year 1995 compensation for both the CEO and the other named executive officers.

Total Annual Compensation

Annual cash compensation consists of two components - a fixed base salary and a variable annual bonus opportunity. As an executive's level of responsibility increases, a larger portion of total annual pay is based on bonus and less on salary. None of the named executives received a salary change during the past year, and Mr. Edelman's salary was last increased in December, 1990. The Committee sets the base salary of executive officers based upon a subjective analysis of competitive salaries of equally qualified executives, occasionally confirmed by reference to general salary surveys; prior compensation of the individual or of previous holders of the position is also considered. Contractual minimum base salaries are customarily negotiated with the executives.

The short-term performance incentive bonus opportunity is established either as a percentage, unique for each individual, of a numerical corporate performance indicia, or as a target percentage of pay which is the amount that can be earned based upon assigned objectives being met. Performance is measured as a percent of attainment against these objectives. When performance exceeds objectives, an executive's incentive pay can exceed the target rate, and when it falls below, as was the case in fiscal years 1995 and 1994, individual incentive pay is reduced accordingly.

Mr. Edelman's and Mrs. Bencsik's bonuses are based on a contractually specified percentage of Datapoint's pre-tax profits, which are defined as net pre-tax earnings, excluding the excess over $10 million of the net of any extraordinary gains, due to debt repurchase or exchange, against all extraordinary losses. During fiscal year 1995, the Company incurred net losses and therefore no bonuses were paid in 1995 under these contractual arrangements.

The remainder of the named executives have been assigned bonus targets of 30-33% of their base salary based upon 100% achievement of individualized goals and objectives, a substantial portion of which are related to the financial performance of corporate functions relevant to their respective responsibilities. No named executive was paid a bonus for fiscal year 1995.

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

In 1995, the committee granted stock options to executive officers, as well as to other executives and selected key employees. In determining the size of the grant for named executive officers, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; (ii) to contribute to the successful execution of Datapoint's product line broadening strategy; and (iii) to implement Datapoint's cost reduction objectives; (iv) their relative levels of responsibility; and (v) the number of options they already held.

This report has been provided by the Compensation Committee.

Daniel R. Kail, Chairman
Didier M.M. Ruffat

Summary Compensation Table

                                       Annual Compensation                    Long-Term
Name and                                                         Other       Compensation       All
Principal                   Fiscal                               Annual      Stock Options     Other
Position                     Year     Salary        Bonus     Compensation    Granted (#)   Compensation
Asher B. Edelman (1)         1995    $275,104(11)      0       $180,781(2)         0              0
Chairman of the Board and    1994     300,534          0        190,012(2)         0              0
Chief Executive Officer      1993     300,000          0        184,734(2)      50,000            0

Doris D. Bencsik (3)         1995    $281,166(11)      0           $0              0            31,798(6)
President and                1994     259,615          0            0           75,000          31,798(6)
Chief Operating Officer      1993      76,154(4)       0         56,500(5)      75,000          31,798(6)

Keith L. Thrower             1995    $165,000          0        $97,405(2)      15,000            0
Vice President,              1994     165,000          0         90,140(2)         0              0
Technical Services           1993     165,000          0         87,082(2)      10,000            0

Jan Berger                   1995    $180,000          0        $38,662(2)      15,000            0
Vice President,              1994     180,000          0         30,190(2)         0              0
Marketing                    1993     180,000          0         36,000(2)      10,000            0

David Berger (7)             1995    $150,000          0        $82,062(2)      25,000            0
Vice President, Sales        1994     150,000          0        110,999(10)        0              0
and Distribution             1993     133,358      284,726(8)    11,615(9)      40,000            0

Table Footnotes

(1)  Asher B. Edelman was named Chief Executive Officer in November 1992
(fiscal 1993).
(2)  Represents payments incident to foreign assignment.
(3) Doris D. Bencsik commenced employment with the Company on a half-time basis as Executive Vice President and Chief Operating Officer in February of fiscal 1993 and converted to a full-time status and was promoted to President on November 1, 1993, at a minimum annual salary of $300,000.
(4)  Amount reflects half-time status and partial year of employment.
(5) Includes consulting fees of $55,000 attributable to service from October 1992 through January 1993.
(6) Represents contractually fixed supplemental early retirement benefit attributable to prior service as an officer from 1982-87.
(7) David Berger commenced employment with the Company in May of fiscal 1991 and was named Vice President, Sales and Distribution in July 1993.
(8) Represents performance bonus paid for service as managing director of United Kingdom subsidiary.
(9) Represents value of personal use of company automobile as managing director of United Kingdom subsidiary.
(10) Represents payments incident to relocation and foreign assignment.
(11) Effective in 1995, Mr. Edelman and Mrs. Bencsik agreed to a 10% salary reduction as part of the Company's cost reduction plan.

Stock Option Grants in Last Fiscal Year (1)

                                  Options Granted in Fiscal 1995
                                    % of Total
                                      Options                                      Potential Gain at Assumed
                      Number of      Granted to      Exercise                      Annual Rates of Stock Price
                       Options      Employees in      Price        Expiration    Appreciation for Option Term (3)
    Name              Granted(2)    Fiscal Year      Per Share        Date           5%                  10%
Asher B. Edelman            0            0.00%         N/A            N/A             N/A                  N/A
Doris D., Bencsik           0            0.00%         N/A            N/A             N/A                  N/A
David Berger           25,000            4.49%         2.69         10/05/07        42,254              107,079
Jan Berger             15,000            2.69%         2.69         10/05/07        25,352               64,248
Keith L. Thrower       15,000            2.69%         2.69         10/05/07        25,352               64,248

Gain for all stockholders at assumed annual rates of stock price apprciation (4)  $22,182,073           $56,214,054

(1)	No Stock Appreciation Rights (SARs) have ever been granted by Datapoint.
(2)	Each grant becomes exercisable in three equal annual installments commencing on the first anniversary date.
(3)	The dollar amounts under these columns are the result of calculations at the
5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.
(4)	These amounts represent the increase in the market the same stock price assumptions used to show the potential realizable value for the named executives.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                     Number of                                                       Value of Unexercised
                       Shares                       Number of Unexercised            In-the-Money Options
                     Acquired On    Value          Options At July 29, 1995             at July 29, 1995
    Name              Exercise     Realized      Exercisable     Unexercisable    Exercisable    Unexercisable
Asher B. Edelman      150,000      $300,000         158,333         16,667            $0             $0
Doris D. Bencsik            0             0          90,000         75,000             0              0
David Berger                0             0          26,667         38,333             0              0
Jan Berger                  0             0          46,667         18,333             0              0
Keith L. Thrower            0             0          46,667         18,333             0              0


Performance Graph

Set forth below is a line graph comparing the five-year cumulative total return for Datapoint common stock with the Dow Jones 65-Composite Average, a broad equity market index, and the Dow Jones computer systems index, excluding IBM.


		Comparison of Five-Year Cumulative Total Return

     Year        Datapoint Common Stock            Dow Jones Computer        Dow Jones 65-Computer
                                                   systems index (w/o IBM)   Composite average
                 actual YE       base YE           actual YE       base YE   actual YE      base YE
     FY 95          1.38          84.66              460.48         210.69    1,585.46       139.68
     FY 94          3.75         230.06              181.90          83.23    1,635.12       144.06
     FY 93          7.00         429.45              148.27          67.84    1,609.55       141.80
     FY 92          2.38         146.01              214.45          98.12    1,414.24       124.60
     FY 91          1.38          84.66              213.52          97.69    1,237.82       109.05
     FY 90          1.63         100.00              218.56         100.00    1,135.06       100.00

The graph assumes $100 invested on July 29, 1990, in Datapoint common stock and each of the Dow Jones indexes, and that all dividends were reinvested. During the five-year period Datapoint did not pay any dividends on its common stock.

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


		                        Common Stock	             	Preferred Stock
	                         Beneficially	    Percent	    Beneficially	   Percent
Name of Director	            Owned (1)	   	of Class		      Owned	     of Class

Gerald N. Agranoff (D)		    41,667(2)(5)	     -       				   	0(2)(6)     -
Doris D. Bencsik (O&D)		   100,154	(4)		      -       			13,400		         -
Asher B. Edelman (O&D)	 	1,652,803(3)(4)    12.6% 	 		  219,954(3)(6)	  11.9%
Irving J. Garfinkel (D)		   25,000	(5)		      -       					   0           -
Daniel R. Kail (D)		        25,552	(4)		      -					          0           -
Didier Ruffat (D)		         25,000			         -	              0           -
Blake D. Thomas (D)		       51,999			         -	         28,430         	1.5%
David Berger (O)		          35,000			         -         		  	 0(6)	       -
Jan Berger (O)		            51,667			         -         			   0          	-
Keith Thrower (O)		         51,667			         -         			   0          	-
James L. Richey, Jr. (O) 		 18,333			         -         			   0           -
Phillip P. Krumb (O)		      16,667  			       -         		 	  0           -

Executive Officers and
Directors of Datapoint as
a group (12 persons)		   2,095,509      	  16.0% 	   	  261,784         14.2%
 -	Indicates less than 1% ownership.

(1)	The information set forth above and in these notes as to capital stock owned by officers and directors is current as of October 31, 1995, and includes shares of Common Stock which may be deemed to be beneficially owned by such persons by reason of stock options currently exercisable or which may become exercisable within sixty (60) days after that date. The number of shares deemed to be beneficially owned by reason of such options is: Mr. Edelman, 158,333; Mrs. Bencsik 90,000; Mr. Agranoff, 41,667, all other directors, 25,000 each (total 100,000); Mr. David Berger, 35,000; Mr. Jan Berger, 51,667;
Mr. Thrower, 51,667; Mr. Richey, 18,333; Mr. Krumb, 16,667; all officers and directors as a group, 563,334.

(2)	Mr. Agranoff is a director of Canal Capital Corporation ("Canal"), which owns 333,779 shares of Common Stock and 8,458 shares of Preferred Stock. Mr. Agranoff disclaims beneficial ownership of these shares, and which are not included in the beneficial ownership table above.

(3)	Mr. Edelman's listed beneficial ownership of 1,652,803 shares of Common
Stock is explained in detail in this paragraph. As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership and Citas Partners, which is the sole general partner of Felicitas Partners, L.P., Mr. Edelman may be deemed to own beneficially the 245,195, 783,890, and 4,402 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the listed ownership. Also included are the 333,779 shares owned by Canal, in which companies Mr. Edelman and various persons and entities with which he is affiliated own interests. By virtue of investment management agreements between A.B. Edelman Management Company Inc. and Canal, A.B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal. A.B. Edelman Management Company Inc. therefore may be deemed to be the beneficial owner of the 333,779 shares owned by Canal. Asher B. Edelman is the sole stockholder of A.B. Edelman Management Company Inc. and these shares are included. A.B. Edelman Management Company, Inc. is also the sole general partner of Edelman Value Partners, L.P. which currently owns no common stock. Also, included are Mr. Edelman's presently exercisable options to purchase 158,333 shares. Also included are the 106,204 shares owned by Mr. Edelman's spouse, Maria Regina M. Edelman, and the 21,000 shares beneficially owned by Mr. Edelman's daughters in accounts for which he is the custodian. As a trustee of the Canal Retirement Plan, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the 27 shares owned by such plan, which are excluded. Also excluded are 835 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian, the 500 shares owned directly by Penelope C. Edelman. Mr.Edelman disclaims beneficial ownership of these shares.

In addition, Mr. Edelman beneficially owns 219,954 of Preferred Stock, explained in detail in this paragraph. As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership and Citas Partners, which is the sole general partner of Felicitas Partners, L.P., Mr. Edelman may be deemed to hold beneficially the 81,384, 51,229 and 581 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the amount stated in the first sentence of this paragraph. Mr. Edelman is also the sole stockholder of A.B. Edelman Management Company, Inc., which is the general partner of Edelman Value Partners, L.P., owner of 49,300 shares. Also included are the 8,458 shares owned by Canal, and the 29,002 shares owned by Mr. Edelman's spouse, Maria Regina M. Edelman. As a trustee of the Canal Retirement Plan, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the 39,586 shares, owned by such plan, which are excluded. Also excluded are the 38,330 shares owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian and 20,009 shares owned directly by Penelope C. Edelman. Mr. Edelman disclaims beneficial ownership of these excluded shares.

(4)	As of October 31, 1995, certain officers and directors of Datapoint beneficially owned Datapoint's 8-7/8% Convertible Subordinated Debentures ("Debentures"). Ownership of such Debentures includes a right to convert them into shares of Common Stock. Shares issuable upon any such conversion have been
included in the information set forth above:   Doris Bencsik, 3866; Mr. Kail,
552.

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

The Company's Board Chairman Edelman and directors Agranoff, Kail and former Company director Dwight D. Sutherland were also directors of Intelogic Trace, Inc. ("Intelogic"), comprising four of Intelogic's six directors. Intelogic filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Western District of Texas, San Antonio Division, Case No. 94-52172-C-11 on August 5, 1994. Intelogic emerged from bankruptcy pursuant to approval of a modified first amended plan of reorganization on November 28, 1994 and Messrs. Edelman, Agranoff, and Kail resigned from Intelogic on
December 8, 1994, when the new control group appointed directors. Mr. Sutherland resigned from Intelogic Trace at an earlier date. On March 16, 1995, subsequent to the date Messrs. Edelman, Agranoff, Kail, and Sutherland resigned as board members, the new board of directors filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Western District of Texas, San Antonio Division, Case No. 95-50753-LMC-11. During that proceeding, substantially all of Intelogic's operating assets were sold to a third party on April 5, 1995.

Since the 1985 spin-off of Intelogic from being Datapoint's U.S. computer hardware maintenance division up until April 5, 1995, when substantially all of its operating assets were sold to a third party, Datapoint engaged in and continued to engage in various transactions with Intelogic as an independent computer maintenance company. All such transactions were billed to Intelogic by Datapoint at its cost. All other transactions between Datapoint and Intelogic were pursuant to a Master Maintenance Agreement entered into at the time of the spin-off and related to the ordinary business operations of both Datapoint and Intelogic. Since IT filed for chapter eleven bankruptcy, the company thus wrote off $33,000 in receivables. The Company did pay Intelogic $3,000, $28,000, and $246,000 in 1995, 1994, and 1994 respectively for services and sales. For 1994 and 1993, Intelogic paid the Company approximately $196,000 and $366,000 respectivley for equipment and field support spares, royalties, and expenses. Included in accounts receivable were amounts due from Intelogic of $298,000 and $315,000.

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

Director Agranoff provided various tax, legal and real estate consulting services for Datapoint. During 1994 and 1993, Datapoint paid Mr. Agranoff $126,000 and $104,000, respectively, for those services. During fiscal year 1995 and 1994, Datapoint paid legal fees of $51,000 and $5,000 to the law firm of Pryor, Cashman, Sherman & Flynn, to which firm Mr. Agranoff is of counsel, for legal services provided by attorneys other than Mr. Agranoff.

Director Thomas has worked since August 1994 as a special consultant for which he has received compensation payable in shares of common stock until May 1, 1995. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he has taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995 through July 31, 1995, he was paid at the rate specified per day for his services, plus travel and housing expenses, plus additional flat rate compensation per week. Director Thomas was also entitled to participate in the Executive Health Benefit program of the Company until July 31, 1995 at which time, under a new agreement, he converted to the Standard Health Benefit program. The Board also approved a one time special issuance of shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term of the agreement with Director Thomas, he will not accrue nor receive any regular Board or committee fees. (Included in compensation of Directors note in the proxy)

Director Ruffat had a consulting agreement from January 1994 through June 1995 in which he would receive a monthly compensation of $10,000. For 1995, he has been paid $80,000.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1	Financial Statements

The consolidated financial statements listed in the accompanying index to the
financial statements are filed as part of this	report.

(a)2 	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and Reserves

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

(b) There were no reports filed on Form 8-K by the Company during the last quarter of the fiscal year ended July 29, 1995.

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
Amendment No. 1 dated February 6, 1992 to the Company's Registration Statement on Form S-4 (Registration No. 33-44097) and incorporated herein by reference).

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


Exhibit		                                                            Numbered
Number	  Description of Exhibits	                                      Pages

(10)(i)	Agreement between the Company and Arbitrage Securities Company, as amended (filed as Exhibit (10)(f) to the Company's Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference).

(10)(j)	Indemnity Agreements with Officers and Directors (filed as Exhibit
(10)(f) to the Company's Annual Report on Form 10-K for the year ended August 1, 1987 and incorporated herein by reference).

(10)(k)	First Amendment to Indemnification Agreement with certain Officers and
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

(10)(r)	Employment agreement with D. Bencsik (filed as exhibit (10)(r) to the
Company's Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference).

(23) Consent of Independent Auditors.

(27)	Article 5, Financial Data Schedule.


                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 	DATAPOINT CORPORATION
	                                                      (Registrant)

                                                	BY:/s/ Asher B. Edelman
	                                                       Asher B. Edelman
	                                               Chief Executive Officer and
	                                                   Chairman of The Board

DATED:  November 2, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     	Signature	                        Title	                      Date

/s/ Asher B. Edelman		         Chairman of the Board          November 2, 1995
    Asher B. Edelman        and Chief Executive Officer
                        		 (Principal Executive Officer)

/s/ Doris D. Bencsik		  President and Chief Operating Officer November 2, 1995
    Doris D. Bencsik

/s/ Phillip P. Krumb		              Vice President           	November 2, 1995
    Phillip P. Krumb     		   and Chief Financial Officer
                             (Principal Accounting Officer)

/s/ Gerald N. Agranoff	    	Vice President, General Counsel   November 2, 1995
    Gerald N. Agranoff           and Corporate Secretary

/s/ Irving J. Garfinkel		               Director             	November 2, 1995
    Irving J. Garfinkel

/s/ Daniel R. Kail		                    Director             	November 2, 1995
    Daniel R. Kail

/s/ Didier M.M. Ruffat		                Director             	November 2, 1995
    Didier M.M. Ruffat

/s/ Blake D. Thomas                     Director             	November 2, 1995
    Blake D. Thomas

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Datapoint Corporation

We have audited the consolidated financial statements of Datapoint Corporation and subsidiaries (the Company) as of July 29, 1995 and July 30, 1994, and for each of the three fiscal years in the period ended July 29, 1995, and have issued our report thereon dated November 2, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statements schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






			                                                  	Ernst & Young  LLP




Dallas, Texas
November 2, 1995


Schedule II

DATAPOINT CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
(In thousands)

				                                                 (a)	       (b)
                        		 Balance   	Charged    	 Charged
		                            at      	  to    	  (to) from     Other      Balance
                          Beginning	 Costs and       Other    Additions  	 at End
	Classification 	          of Year 	  Expenses     Accounts	 (Deductions)	 of Year
Allowance for doubtful accounts:

Year ended July 29, 1995   $2,568	     $2,147	      ($21)     $(1,682)	    $3,012

Year ended July 30, 1994   $2,466   	   $ 807 	    $(472)   	   $(233)	    $2,568

Year ended July 31, 1993   $5,297   	   $(405)	    $ 312     	$(2,738)     $2,466

(a)  Transfers to and from other balance sheet reserve accounts.
(b) Accounts written-off net of recoveries, other expense accounts and translation adjustments.


EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following registration statements and related prospectuses of our report dated November 2, 1995, with respect to the consolidated financial statements and schedules of the Company included in this Annual Report on Form 10-K for the year ended July 29, 1995:
Registration Statement No. 2-60374 on Form S-8, Registration Statement No. 2-87765 on Form S-8, Registration Statement No. 33-19328 on Form S-8, Registration Statement No. 33-19427 on Form S-8, and Registration Statement No. 33-57102 on Form S-8.




                                                      	Ernst & Young  LLP


Dallas, Texas
November 2, 1995


Document
Type			EX-27
DESCRIPTION			ARTICLE 5 FINANCIAL DATA SCHEDULE
Text
Article 		       5
Multiplier	1,000
Table
Period-Type	12 MOS
Fiscal-Year-End	 JUL-29-1995
Period End					             Jul-29-1995
Cash							                    8,493
Securities						                 0
Receivables						             46,084
Allowances						               3,012
Inventory						                9,754
Current-Assets					        	  67,506
PP&E						                  	136,787
Depreciation						           117,910
Total-Assets						           101,751
Current-Liabilities			     		100,256
Bonds							                  64,394
Common						                   5,248
Preferred-Mandatory					           0
Preferred						                1,846
Other-SE						               -81,210
Total-Liability-And-Equity			101,751
Sales							                  84,187
Total-Revenues						         174,901
CGS							                   117,397
Total-Costs						            193,133
Other-Expenses						          75,736
Loss-Provision						           2,147
Interest-Expense						         9,332
Income-Pretax						          -28,144
Income-Tax						                 199
Income-Continuing					       -28,343
Discontinued						                 0
Extraordinary						                0
Changes							                     0
Net - Income						           -28,343
EPS- Primary						             -2.29
EPS-Diluted						              -2.29
Table

Text

This schedule contains summary financial information extracted from Datapoint Corporation's Consolidated Statements of Operations and Consolidated Balance Sheets and the related notes and schedules for its fiscal year end July 29, 1995 and is qualified in its entirety by reference to such financial statements.

Text
Document