Form 10-Q
period 1995-10-28
DATAPOINT CORP
filed 1995-12-12
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934 For the quarterly period ended October 28, 1995

                                          OR

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934	For the transition period from _________ to _________


                           Commission file number 1-7636

                               DATAPOINT CORPORATION

               (Exact name of registrant as specified in its charter)


             Delaware                                  74-1605174
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

	As of December 1, 1995, 13,391,177 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 7,600,040 shares held in Treasury.


                    DATAPOINT CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                            		   Page
		                                                              Number

Part I.  Financial Information

Item 1.  Financial Statements

	Consolidated Balance Sheets -
	October 28, 1995 and July 29, 1995		                              3

	Consolidated Statements of Operations -
	Three Months Ended October 28, 1995 and October 29, 1994		        4

	Consolidated Statements of Cash Flows -
	Three Months Ended October 28, 1995 and October 29, 1994      		  5

	Notes to Consolidated Financial Statements	                    	  6


Item 2.  Management's Discussion and Analysis of Financial
	        Condition and Results of Operation		                      8

Part II. Other Information

Item 1.  Legal Proceedings	                                      	11

Signature		                                                       12


                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
			                                         	(In thousands, except share data)
			                                          	       (Unaudited)
			                                           	       October 28,	  July  29,
				                                                     1995		       1995
Assets
Current assets:
	Cash and cash equivalents	                             $5,738 	     $8,493
	Restricted cash and cash equivalents	                   2,381 	      2,549
	Accounts receivable, net of allowance for doubtful
	 accounts of $2,734 and $3,012, respectively           41,021 	     43,072
	Inventories 	                                           6,766 	      9,754
	Prepaid expenses and other current assets	              4,241 	      3,638
	Total current assets	                                  60,147 	     67,506

Fixed assets, net of accumulated depreciation of
  $117,375 and $117,910, respectively	                  17,692 	     18,877
Other assets, net	                                      15,170 	     15,368
                                                    	  $93,009 	   $101,751
Liabilities and Stockholders' Deficit
Current liabilities:
	Payables to banks  	                                  $15,396 	    $16,757
	Current maturities of long-term debt	                   3,514 	      9,217
	Accounts payable	                                      20,666 	     23,286
	Accrued expenses	                                      34,258 	     34,857
	Deferred revenue	                                      13,140 	     15,291
	Income taxes payable	                                     927 	        848
	Total current liabilities	                             87,901 	    100,256

Long-term debt, exclusive of current maturities	        69,734 	     64,923
Other liabilities	                                      10,558 	     10,688


Stockholders' Deficit:
	Preferred stock of $1.00 par value.  Shares
  authorized 10,000,000; shares issued and
  outstanding of 1,896,456 in 1996 and 1,846,456 in
	 1995 (aggregate liquidation preference of $37,929
  in 1996 and $36,929 in 1995).                          1,896 	      1,846
	Common stock of $.25 par value.  Shares authorized
  40,000,000; shares issued of 20,991,217 including
  treasury shares 7,600,837 in 1996 and 7,866,832 in
  1995, respectively.	                                   5,248 	      5,248
Other capital	                                         212,655 	    212,630
Foreign currency translation adjustment	                12,726 	     13,004
Retained deficit	                                     (264,797)  	 (261,742)
Treasury stock, at cost	                               (42,912)	    (45,102)
	Total stockholders' deficit	                          (75,184)	    (74,116)
	                                                      $93,009    	$101,751

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)
			                                          (In thousands, except share data)
			                                                  Three Months Ended
			                                             October 28,      	October 29,
			                                                1995  		           1994
Revenue:
	Sales 	                                         $24,486 	          $14,342
	Service and other  	                             21,097 	           22,765
		Total revenue	                                  45,583 	           37,107

Operating costs and expenses:
	Cost of sales	                                   17,907 	            9,737
	Cost of service and other  	                     12,830 	           12,745
	Research and development	                           766 	            1,180
	Selling, general and administrative 	            12,516 	           16,751
		Total operating costs and expenses	             44,019 	           40,413

		Operating income (loss)	                         1,564 	           (3,306)

Non-operating income (expense):
	Interest expense	                                (2,284)	           (2,225)
	Other, net	                                        (345)	             (449)
		Loss before income taxes	                       (1,065) 	          (5,980)
Income taxes	                                        139 	              462
 		Net loss	                                     $(1,204)	          $(6,442)

		Net loss, less preferred stock dividend
   paid or accumulated	                          $(1,674)	          $(6,888)


Net loss per common share                        	 $(.13)             $(.50)


Average common shares	                        13,214,321         13,997,288



See accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)
			                                                         (In Thousands)
	 		                                                       Three Months Ended
	 		                                                     October 28,	October 29,
	                                                   	       1995 	      1994

Cash flows from operating activities:
	Net loss                           	                       $(1,204) 	 $(6,442)
	Adjustments to reconcile net loss to net
	  cash used in operating activities:
		Provision for unrealized losses on marketable securities	       - 	      146
		Depreciation and amortization	                              1,833 	    2,455
		Provision for losses (recoveries) on accounts receivable	    (243) 	      54
		Changes in assets and liabilities:
		    Decrease in receivables        	                        1,794 	   10,509
		    Decrease in inventory	                                  2,898        382
		    Decrease in accounts payable 	                         (2,409)    (7,233)
		    Decrease in accrued expenses  	                          (329)	   (1,143)
		    Decrease in other liabilities and deferred credits	    (1,850)	   (1,827)
		Other, net	                                                  (211)	      458
		  Net cash provided from (used in) operating activities	      279     (2,641)

Cash flows from investing activities:
	Payments for fixed assets                              	      (767)	   (1,020)
	Proceeds from dispositions of fixed assets	                     50	       293
	Other, net                                   	                   1 	      347
		  Net cash used in investing activities	                     (716)	     (380)

Cash flows from financing activities:
	Proceeds from borrowings             	                       3,704 	    8,323
	Payments on borrowings	                                     (5,988)	   (6,826)
	Proceeds from sale of common stock	                              -	     2,003
	Restricted cash for letters of credit	                         168	      (492)
		  Net cash provided from (used in) financing activities	   (2,116) 	   3,008

Effect of foreign currency translation on cash	                (202) 	     539
Net (decrease) increase in cash and cash equivalents	        (2,755)	      526
Cash and cash equivalents at beginning of year	               8,493 	    6,241
Cash and cash equivalents at end of period	                  $5,738  	  $6,767

Cash payments for:
	Interest	                                                     $722 	     $647
	Income taxes (refunds), net	                                   (49) 	      (2)



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

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended July 29, 1995.

The results of operations for the three months ended October 28, 1995, are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

Inventories consist of:

                               		October 28,	   July 29,
		                                  1995		        1995
  	Raw materials	                    $834	       $1,036
	  Work in process	                 1,761	        2,613
	  Finished goods	                  4,171	        6,105

                               		  $6,766	       $9,754

3.  Commitments and Contingencies

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

In order for the Company to meet certain of its obligations, including interest of $2.9 million on its 8 7/8% convertible subordinated debentures payable on December 1, 1995, the Company is pursuing actions to provide additional cash infusions and/or reduce its cost base. In this regard, during the first quarter of 1996, the Company signed a letter of intent with Automatic Data Processing
(ADP) to sell to ADP the Company's European based Auto Dealer Systems business for $32 million. While the specific terms of the agreement will not be known until an agreement, if any, is completed, an important aspect of the agreement is that ADP will subcontract Field Engineering support from the Company. In addition, ADP will arrange to acquire certain hardware through Datapoint's current channels, including the Company's manufactured hardware. The Company expects to benefit from continued revenue from its Field Engineering channel and from a substantial reduction in the operating costs of its European subsidiaries. The sale, if completed, was originally expected to close in early December of calendar year 1995. However, negotiations regarding the sale will not have been completed in this time frame and the sale, if completed, is expected to close during the first calendar quarter of 1996. As a result of such delay, Datapoint will not have the proceeds from such anticipated sale to make the December 1, 1995 interest payment of $2.9 million on its 8 7/8% convertible debentures due 2006. In the event the payment is not made within the 30-day period following December 1, 1995, the resulting default would entitle the holders of the debentures to elect to declare the entire indebtedness of $64.4 million as immediately due and payable. Such a default would likewise result in defaults in certain of the Company's other debt instruments. The Company is exploring alternative methods to enable it to make the interest payment in order to comply with the terms of the Indenture, dated as of June 1, 1981.

During 1993, the Company settled a long standing patent-related legal action brought against it by Northern Telecom Inc. ("NTI"). Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million, respectively. The Company also agreed to a ten-year note payable to NTI which requires annual $1.0 million payments each December. The Company is presently in arrears on the December 1994 payment. On September 13, 1995, NTI notified the Company that it had declared the entire note immediately due and payable, which as of July 29, 1995 was $6.6 million. The Company entered into discussions with NTI to remedy this payment default and, subsequent to the end of the first quarter of 1996, the Company and NTI reached a new agreement to cure the default whereby both the December 1994 and December 1995 payments would be made on or before January 31, 1996. The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the 10 fiscal years beginning with fiscal 1993. During 1995, 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

As a result of the Company's capital deficiency which existed at the end of 1994, 1995 and throughout the first quarter of 1996, the Company is prohibited, under Delaware law, to pay the October 15, 1994, January 15, 1995, April 15, 1995, July 15, 1995, and the October 15, 1995 preferred dividend payments to shareholders. If dividends are six quarters in arrears, the preferred shareholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share is exchangeable into two shares of common stock at the option of the holder.


Item 2. Management's Discussion and Analysis of Financial
	       Condition and Results of Operations
	       (Years Referred to are Fiscal Years)

Overview

During the first quarter of 1996, the Company continued to achieve its objectives of maintaining a consistent revenue level and tight cost control.
The effect of the two factors resulted in revenue generation of $45.6 million, operating income of $1.6 million and a positive cash flow from operations of $.3 million. After considering the effect of the Company's investing and financing activities, the Company had a net loss of $1.2 million, the lowest net quarterly loss since the second quarter of 1994.

Despite these improved results, the Company's cash and cash equivalents decreased $2.8 million. In order for the Company to meet certain of its obligations, including interest of $2.9 million on its 8 7/8% convertible subordinated debentures payable on December 1, 1995, the Company is pursuing actions to provide additional cash infusions and/or reduce its cost base. In this regard, during the first quarter of 1996, the Company signed a letter of intent with Automatic Data Processing (ADP) to sell to ADP the Company's European based Auto Dealer Systems business for $32 million. While the specific terms of the agreement will not be known until an agreement, if any, is completed, an important aspect of the agreement is that ADP will subcontract Field Engineering support from the Company. In addition, ADP will arrange to acquire certain hardware through Datapoint's current channels, including the Company's manufactured hardware. The Company expects to benefit from continued revenue from its Field Engineering channel and from a substantial reduction in the operating costs of its European subsidiaries. The sale, if completed, was originally expected to close in early December of calendar year 1995. However, negotiations regarding the sale will not have been completed in this time frame and the sale, if completed, is expected to close during the first calendar quarter of 1996. As a result of such delay, Datapoint will not have the proceeds from such anticipated sale to make the December 1, 1995 interest payment of $2.9 million on its 8 7/8% convertible debentures due 2006. In the event the payment is not made within the 30-day period following December 1, 1995, the resulting default would entitle the holders of the debentures to elect to declare the entire indebtedness of $64.4 million as immediately due and payable. Such a default would likewise result in defaults in certain of the Company's other debt instruments. The Company is exploring alternative methods to enable it to make the interest payment in order to comply with the terms of the Indenture, dated as of June 1, 1981.

During the first quarter of 1996, the Company also signed a letter of intent for Vertical Financial Holdings, to become a joint venture partner with the Company in spinning off the Company's MINX video conferencing patents and operations into separate entities. While discussions with Vertical Financial Holdings have since been terminated, subsequent to the end of the first quarter of 1996, the Company is actively exploring joint venture opportunities with another potential strategic partner. While the specific terms of any joint venture will not be known until an agreement, if any, is completed, the Company expects to retain a significant, but minority interest in the operations, and a majority interest in the patents. While it is not expected that there will be a significant cash infusion at the time of any closing, if consummated, the Company expects to benefit from reduction of operating costs related to the MINX operations and from participation in a future royalty stream derived from the licensing of the MINX patents.

Results of Operations

The Company had operating income of $1.6 million and a net loss of $1.2 million for the first quarter of 1996.  This compares with an operating loss of $3.3 million and a net loss of $6.4 million, for the first quarter of 1995.  The following is a summary of the Company's sources of revenue:
                          		          Three Months Ended
	(In thousands)	                    	10/28/95  	 10/29/94
	Sales:
		Foreign                           	$23,247     $12,607
		U.S.                 	               1,239	      1,735
			                                   24,486	     14,342
	Service and other:
		Foreign              	              20,830      22,447
		U.S.                 	                 267	        318
			                                   21,097	     22,765

 Total revenue                      	$45,583	    $37,107


Revenue during the first quarter of 1996 increased $8.5 million, or 22.8%, compared with the same period of the prior year. This increase was largely the result of higher sales volume in certain of the Company's European subsidiaries. Total revenue was also favorable impacted by $2.0 million as a result of the weakening U.S. dollar as compared to the same period of the prior year.

The gross profit margin for the first three months of 1996 was 32.6% compared with 39.4% for the same period a year ago. The decrease was primarily the result of a change in product mix and competitive pricing pressures worldwide.

Operating expenses (research and development plus selling, general & administrative) during the first quarter of 1996 decreased $4.7 million from the same period a year ago due primarily to the realization of the various cost reduction activities which the Company has implemented throughout the last year.

Non-operating expenses of $2.6 million during the first quarter of 1996 consisted primarily of interest expense of $2.3 million.

Financial Condition

During the first quarter of 1996, the Company's cash provided from operations increased $.3 million. Primarily, this increase was the result of strong receivable collections, coupled with a tight inventory management program, offset by payment of approximately $2.4 million in trade accounts payable.

The Company used $.8 million for the purchase of fixed assets (primarily test equipment, spares and internally used equipment) during the first quarter of 1996.

During the first quarter of 1996, the Company used $2.1 million in financing activities, primarily consisting of paydowns of Company debt approximating $6.0 million offset by additional borrowings of $3.7 million.

As of October 28, 1995, the Company had restricted cash and cash equivalents of $2.4 million, which was restricted primarily to cover various lines of credit.

During 1993, the Company settled a long standing patent-related legal action brought against it by Northern Telecom Inc. ("NTI"). Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million, respectively. The Company also agreed to a ten-year note payable to NTI which requires annual $1.0 million payments each December. The Company is presently in arrears on the December 1994 payment. On September 13, 1995, NTI notified the Company that it had declared the entire note immediately due and payable, which as of July 29, 1995 was $6.6 million. The Company entered into discussions with NTI to remedy this payment default and, subsequent to the end of the first quarter of 1996, the Company and NTI reached a new agreement to cure the default whereby both the December 1994 and December 1995 payments would be made on or before January 31, 1996. The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the 10 fiscal years beginning with fiscal 1993. During 1995, 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

As a result of the Company's capital deficiency which existed at the end of 1994, 1995 and throughout the first quarter of 1996, the Company is prohibited, under Delaware law, to pay the October 15, 1994, January 15, 1995, April 15, 1995, July 15, 1995, and the October 15, 1995 preferred dividend payments to shareholders. If dividends are six quarters in arrears, the preferred shareholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share is exchangeable into two shares of common stock at the option of the holder.

Reorganization/Restructuring

A rollforward of the restructuring accrual from July 31, 1993 through to October 28, 1995 is as follows:

                                                                				TOTAL
Restructuring accrual as of July 31, 1993	                         $2,565
Fiscal 1994 additions	                                             14,853
Fiscal 1994 payments	                                              (3,430)
Restructuring accrual as of July 30, 1994	                         13,988
Fiscal 1995 additions	                                              9,213
Asset write-offs	                                                  (1,895)
Fiscal 1995 payments	                                             (17,138)
Restructuring accrual as of July 29, 1995	                          4,168
First quarter 1996 additions	                                          48
First quarter 1996 payments	                                       (1,422)
Restructuring accrual as of October 28, 1995                     	 $2,794

The projected payout of the restructuring accrual balance as of October 28, 1995, which related almost entirely to unpaid employee termination costs, is as follows:

Second quarter 1996	                                              $2,141
Third quarter 1996	                                                  405
Fourth quarter 1996	                                                  60
First quarter 1997	                                                   41
Beyond		                                                             147
Restructuring accrual as of October 28, 1995	                     $2,794


                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended July 29, 1995, for a description of certain legal proceedings heretofore reported.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        	DATAPOINT CORPORATION
                                              (Registrant)



DATE:  December 12, 1995	                /s/  Phillip P. Krumb
                                   	          Phillip P. Krumb
                                   	          Chief Financial Officer
			                                           (Principal Accounting Officer)