Form 10-K/A
period 1995-07-29
DATAPOINT CORP
filed 1996-01-03
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       FORM 10-K/A

                                       AMENDMENT 1

(Mark One)
[X]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act
    of 1934 For the fiscal year ended July 29, 1995

                                           OR

[ ]	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
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

                                            										Datapoint Corporation
				          						                                        (Registrant)

                                        										By  _/s/__Phillip P. Krumb__
                                            										Phillip P. Krumb
Date: January 3, 1996								                         Chief Financial Officer