Form 10-Q
period 1996-01-27
DATAPOINT CORP
filed 1996-03-11
CIK 205239

                           SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934 For the quarterly period ended January 27, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X.   No___.

As of March 1, 1996, 13,552,093 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 7,439,124 shares held in Treasury.

                    DATAPOINT CORPORATION AND SUBSIDIARIES

                                     INDEX



                                             													  Page
													                                              Number

Part I. Financial Information

Item 1. Financial Statements

	Consolidated Balance Sheets -
	  January 27, 1996 and July 29, 1995	           							      3

	Consolidated Statements of Operations -
	  Three and Six Months Ended January 27, 1996 and
   January 28, 1995			                                        4

	Consolidated Statements of Cash Flows -
	  Six Months Ended January 27, 1996 and January 28, 1995			  5

Notes to Consolidated Financial Statements							             6


Item 2. Management's Discussion and Analysis of Financial
	       Condition and Results of Operations							            8


Part II.  Other Information										                        11


Signature												                                        12

Part I.  Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
						                                       (In thousands, except share data)
									                                            		(Unaudited)
                                                       	January 27,   July 29,
											                                                 1996    	   1995
ASSETS

Current assets:
	Cash and cash equivalents	                                 $6,438	    $8,493
	Restricted cash and cash equivalents	                       1,935	     2,549
	Accounts receivable, net of allowance for doubtful
	  accounts of $2,649 and $3,012, respectively	             36,400	    43,072
	Inventories	                                                7,816	     9,754
	Prepaid expenses and other current assets	                  4,444	     3,638
		Total current assets	                                     57,033	    67,506

Fixed assets, net of accumulated depreciation of
  $114,868 and $117,910, respectively	                      16,185	    18,877
Other assets, net	                                          14,744	    15,368
			                                                        $87,962	  $101,751


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
	Payable to banks	                                         $13,165 	  $16,757
	Current maturities of long-term debt	                       3,959      9,217
	Accounts payable	                                          21,699	    23,286
	Accrued expenses	                                          31,064	    34,857
	Deferred revenue	                                          14,319	    15,291
	Income taxes payable	                                       1,106        848
		Total current liabilities 	                               85,312 	  100,256

Long-term debt, exclusive of current maturities	            69,162	    64,923
Other liabilities	                                          10,066	    10,688

Commitments and contingencies

Stockholders' deficit:
	Preferred stock of $1.00 par value.  Shares authorized
  10,000,000;	shares issued and outstanding of 1,930,656
  in 1996 and 1,846,456 in 1995 (aggregate liquidation
  preference of $38,613 in 1996 and $36,929 in 1995).       1,931	      1,846
	Common stock of $.25 par value.  Shares authorized
  40,000,000; shares issued of 20,991,217 including
  treasury shares of 7,599,781 in 1996 and 7,866,832 in
  1995, respectively.	                                      5,248	      5,248
	Other capital	                                           212,672  	  212,630
	Foreign currency translation adjustment	                  11,215 	    13,004
	Retained deficit	                                       (264,741)	  (261,742)
	Treasury stock, at cost	                                 (42,903)	   (45,102)
		Total stockholders' deficit	                            (76,578)	   (74,116)
			                                                       $87,962   	$101,751

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

			              	                     (In thousands, except share data)
 			                                Three Months Ended     Six Months Ended
 			                               January 27	January 28	January 27	January 28,
 			                                   1996      1995        1996     1995
Revenue:
	Sales	                              $22,398   $18,349     $46,884   $32,691
	Service and other	                   20,890	   22,844      41,987    45,609
		Total revenue	                      43,288	   41,193	     88,871    78,300

Operating costs and expenses:
	Cost of sales	                       15,884	   18,091      33,791    27,828
	Cost of service and other	           13,071    13,040      25,901    25,785
	Research and development	               650	    1,099       1,416	    2,279
	Selling, general and administrative	 11,973	   15,936	     24,441    32,687
	Reorganization/restructuring costs	      77	    5,695	        125	    5,695
		Total operating costs and expenses	 41,655	   53,861	     85,674	   94,274

		Operating income (loss)	             1,633	  (12,668)      3,197   (15,974)

Non-operating income (expense):
	Interest expense	                    (2,060)	  (2,525)     (4,344)   (4,750)
	Other, net	                           1,102	    2,068         757     1,619
		Income (loss) before income taxes	     675   (13,125)       (390)	 (19,105)
Income tax expense (benefit)	            612	     (382)        751        80
		Net income (loss)	                     $63	 $(12,743)	   $(1,141)	$(19,185)

Net loss less preferred stock dividend $(414) $(13,189)    $(2,088)	$(20,077)

Net loss per common share:	            $(.03)	  $(1.02)      $(.16)	  $(1.50)

Average common shares	             13,391,107	12,905,803	 13,302,714 13,396,454



See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)

											                                              (In Thousands)
											                                             Six Months Ended
											                                      January 27,       January 28,
											                                         1996     		       1995
Cash flow from operating activities:
	Net loss	                                        $(1,141)	         $(19,185)
	Adjustments to reconcile net income to net
  cash provided from operating activities:
	 	Depreciation and amortization	                   3,589              4,779
		 Provision for fixed asset write-off	               -                1,870
 		Realized gain on sale of property	                 -	              (1,709)
		 Provision for unrealized losses on marketable
   securities	                                        -	                 183
		 Provision for (recoveries) losses on accounts
   receivable	                                       (207)	               71
		 Change in assets and liabilities:
			  Decrease in receivables	                       3,890	             1,933
		  	Decrease in inventory	                         1,604	             6,341
			  Decrease in accounts payable 	                  (624)	           (4,803)
		  	Increase (decrease) in accrued expenses	      (2,334)	            1,599
			  Increase in other liabilities and deferred
      credits	                                         76	             1,751
	 	Other, net	                                     (1,287)	            1,069
	  		Net cash provided from (used in) operating
     activities	                                    3,566	            (6,101)

Cash flow from investing activities:
	Payments for fixed assets	                        (1,569)	           (2,160)
	Proceeds from disposition of fixed assets	            50	             7,582
	Other, net	                                           60	               184
			Net cash provided from (used in) investing
   activities	                                     (1,459)	            5,606

Cash flow from financing activities:
	Proceeds from borrowings	                         13,976             11,797
	Payments on borrowings	                          (18,169)	          (14,094)
	Proceeds from sale of common stock	                  -	               2,022
	Decrease in restricted cash for letters of credit	   614                281
			Net cash provided from (used in) financing
   activities	                                     (3,579)	                6

Effect of foreign currency translation on cash	      (583)               404

Net decrease in cash and cash equivalents	         (2,055)	              (85)
Cash and cash equivalents at beginning of year	     8,493              6,241
Cash and cash equivalents at end of period	        $6,438	            $6,156

Cash payments for:
	Interest	                                         $4,082	            $4,458
	Income taxes, net	                                  $254	              $989

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

The results of operations for the three months ended January 27, 1996, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:

                            January 27,          July 29,
       		                      1996                1995
	Raw materials	                $478	              $1,036
	Work in process	             1,894	               2,613
	Finished goods 	             5,444	               6,105
                            	$7,816               $9,754

3.  Commitments and Contingencies

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

During the second quarter of 1996, the Company paid the interest payment due December 1, 1995 on its outstanding 8 7/8% Convertible Subordinated Debentures due 2006. The payment was made within the grace period allowed under the Indenture dated as of June 1, 1981. While payment of this $2.9 million interest payment was funded from internal sources, in order for the Company to meet certain of its obligations, including the $2.9 million interest payment due June 1, 1996, the Company is pursuing actions to provide additional cash infusions and/or reduce its cost base. In this regard, during the first quarter of 1996, the Company signed a letter of intent with Automatic Data Processing ("ADP") to sell to ADP the Company's European based Auto Dealer Systems business for $32 million. Subsequent to the end of the second quarter of 1996, negotiations with ADP were terminated. Also, subsequent to the end of the second quarter, the Company entered into a non-exclusive Heads of Agreement with Kalamazoo Computer Group, PLC. ("Kalamazoo"), a provider of automotive dealer management systems based in the United Kingdom. While the specific terms of the agreement will not be known until an agreement, if any, is completed, the agreement would provide for a joint venture in which Kalamazoo will have a 51% interest and the Company a 49% interest, as well as a payment to the Company of $15.5 million. The joint venture would combine the Company's European-based Auto Dealer Systems business (other than its United Kingdom operations) with Kalamazoo's Netherlands operations. The joint venture agreement, if completed, is expected to be implemented during the third quarter of 1996.

During 1993, the Company settled a long standing patent-related legal action brought against it by Northern Telecom Inc. ("NTI"). Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million, respectively. The Company also agreed to a ten-year note payable to NTI which requires annual $1.0 million payments each December. The Company is presently in arrears on the December 1994 and December 1995 payments. On September 13, 1995, NTI notified the Company that it had declared the entire note immediately due and payable, which as of July 29, 1995 was $6.6 million. The Company entered into discussions with NTI to remedy this payment default and, subsequent to the end of the first quarter of 1996, the Company and NTI reached a new agreement to cure the arrearages whereby both the December 1994 and December 1995 payments would be made on or before January 31, 1996. The Company and NTI subsequently amended the agreement such that the schedule for the two payments in arrears would be extended to a period not to exceed the end of the third quarter of 1996. The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the 10 fiscal years beginning with fiscal 1993. During 1995, 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

As a result of the Company's capital deficiency which existed at the end of 1994, 1995 and throughout the second quarter of 1996, the Company is prohibited, under Delaware law, to pay the October 15, 1994, January 15, 1995, April 15, 1995, July 15, 1995, October 15, 1995 and January 15, 1996 preferred dividend payments to shareholders. On January 16, 1996, the Company announced that the preferred dividend payments were six full quarters in arrears, and that, as such, each holder of $1.00 preferred stock has the right to exchange each such share into two shares of the Company's common stock. In addition, the number of directors constituting the Board of Directors of the Company will be increased by two and holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock), voting as a single class, will have the opportunity to elect two directors of the Company to fill such newly created directorships at the next annual meeting of shareholders. These rights continue until such time as the arrearages have been paid in full. The Company had 1,930,656 shares of its $1.00 preferred stock outstanding at January 27, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Years Referred to are Fiscal Years)

Overview

During the second quarter of 1996, the Company continued to achieve its objectives of maintaining a consistent revenue level and tight cost control. The effect of the two factors resulted in revenue generation of $43.3 million, operating income of $1.6 million and a positive cash flow from operations of $3.6 million. After considering the effect of the Company's investing and financing activities, the Company had a net income of $63 thousand, the first quarterly net income since the second quarter of 1994.

Despite these improved results, the Company's cash and cash equivalents decreased $2.1 million. In order for the Company to meet certain of its obligations, including the $2.9 million interest payment due June 1, 1996, the Company is pursuing actions to provide additional cash infusions and/or reduce its cost base. In this regard, during the first quarter of 1996, the Company signed a letter of intent with Automatic Data Processing ("ADP") to sell to ADP the Company's European based Auto Dealer Systems business for $32 million. Subsequent to the end of the second quarter of 1996, negotiations with ADP were terminated. Also, subsequent to the end of the second quarter, the Company entered into a non-exclusive Heads of Agreement with Kalamazoo Computer Group, PLC. ("Kalamazoo"), a provider of automotive dealer management systems based in the United Kingdom. While the specific terms of the agreement will not be known until an agreement, if any, is completed, the agreement would provide for a joint venture in which Kalamazoo will have a 51% interest and the Company a 49% interest, as well as a payment to the Company of $15.5 million. The joint venture would combine the Company's European-based Auto Dealer Systems business (other than its United Kingdom operations) with Kalamazoo's Netherlands operations. The joint venture agreement, if completed, is expected to be implemented during the third quarter of 1996.

As a result of the Company's capital deficiency which existed at the end of 1994, 1995 and throughout the second quarter of 1996, the Company is prohibited, under Delaware law, to pay the October 15, 1994, January 15, 1995, April 15, 1995, July 15, 1995, October 15, 1995 and January 15, 1996 preferred dividend payments to shareholders. On January 16, 1996, the Company announced that the preferred dividend payments were six full quarters in arrears, and that, as such, each holder of $1.00 preferred stock has the right to exchange each such share into two shares of the Company's common stock. In addition, the number of directors constituting the Board of Directors of the Company will be increased by two and holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock), voting as a single class, will have the opportunity to elect two directors of the Company to fill such newly created directorships at the next annual meeting of shareholders. These rights continue until such time as the arrearages have been paid in full. The Company had 1,930,656 shares of its $1.00 preferred stock outstanding at January 27, 1996.

During the first quarter of 1996, the Company also signed a letter of intent for Vertical Financial Holdings, to become a joint venture partner with the Company in spinning off the Company's Multimedia Information Network Exchange ("MINX") video conferencing patents and operations into separate entities. While discussions with Vertical Financial Holdings were terminated in the second quarter of 1996, the Company is continuing its efforts to enter into discussions with a suitable partner to exploit the development and marketing of its MINX video networking technology.

Results of Operations

The Company had operating income of $1.6 million and net income of $63 thousand for the second quarter of 1996 and operating income of $3.2 million and net loss of $1.1 million for the first six months of 1996. This compares with an operating loss of $12.7 million and a net loss of $12.7 million for the second quarter of 1995 and an operating loss of $16.0 million and a net loss of $19.2 million for the first six months of 1995. The following is a summary of the Company's sources of revenue:

                          	   Three Months Ended   	      Six Months Ended
	 (In thousands)             	01/27/96  	01/28/95       	01/27/96  	01/28/95

   Sales:
	   U.S. 	                      $751	      $1,306	         $1,989	    $3,041
	   Foreign 	                 21,647	      17,043	         44,895	    29,650
    			                       22,398	      18,349	         46,884	    32,691
   Service and other:
	   U.S.               	         232          392	            499	       710
	   Foreign              	    20,658	      22,452	         41,488	    44,899
       		                     20,890	      22,844	         41,987	    45,609

   Total revenue          	  $43,288	     $41,193	        $88,871 	  $78,300

Total revenue during the second quarter of 1996 increased $2.1 million, or 5.1%, compared with the same period of the prior year. This increase was primarily due to the favorable impact of $2.1 million resulting from the weakening U.S. dollar as compared to the same period of the prior year. For the first six months of 1996, total revenue increased $10.6 million or 13.5% when compared with the same period of the prior year. This increase was primarily attributable to higher sales in certain of the Company's European subsidiaries, a favorable impact of the weakening U.S. dollar when compared with the same period a year ago, offset by a declining maintenance revenue base in the European subsidiaries.

The gross profit margin for the second quarter and first six months of 1996 was 33.1% and 32.8%, respectively, compared with 24.4% and 31.5% for the same periods of the prior year. The increase was primarily due to the inventory write-downs recorded in the second quarter of 1995, offset by the impact of a changing product mix and competitive pricing pressures worldwide.

Operating expenses (research and development plus selling, general and administrative) during the second quarter of 1996 and for the first six months of 1996 decreased $4.4 million and $9.1 million, respectively, as compared with the same periods a year ago. The decreases are due primarily to the realization of the various cost reduction activities which the Company has implemented throughout the last year.

Non-operating income and expenses for the three months ended January 27, 1996 includes interest expense of $2.1 million offset by $1.1 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the last three months. Non-operating results for the first six months of 1995 include a gain on the sale of vacant land in San Antonio, Texas of $1.7 million.

Financial Condition

During the first six months of 1996, the Company's cash provided from operations increased $3.6 million. Primarily, this increase was the result of strong receivable collections, coupled with a tight inventory management program, offset by a decrease in the foreign subsidiaries' restructuring expenses.

The Company used $1.6 million for the purchase of fixed assets (primarily test equipment, spares and internally used equipment) during the first six months of 1996.

For the six month period ended January 27, 1996, the Company used $3.6 million in financing activities, primarily consisting of paydowns of Company debt approximating $18.2 million offset by additional borrowings of $14.0 million.

During 1993, the Company settled a long standing patent-related legal action brought against it by Northern Telecom Inc. ("NTI"). Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million, respectively. The Company also agreed to a ten-year note payable to NTI which requires annual $1.0 million payments each December. The Company is presently in arrears on the December 1994 and December 1995 payments. On September 13, 1995, NTI notified the Company that it had declared the entire note immediately due and payable, which as of July 29, 1995 was $6.6 million. The Company entered into discussions with NTI to remedy this payment default and, subsequent to the end of the first quarter of 1996, the Company and NTI reached a new agreement to cure the arrearages whereby both the December 1994 and December 1995 payments would be made on or before January 31, 1996. The Company and NTI subsequently amended the agreement such that the schedule for the two payments in arrears would be extended to a period not to exceed the end of the third quarter of 1996. The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the 10 fiscal years beginning with fiscal 1993. During 1995, 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

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

Reorganization/Restructuring

A rollforward of the restructuring accrual from July 31, 1993 through to January 27, 1996 is as follows:

                                                    				    TOTAL
Restructuring accrual as of July 31, 1993	                 $2,565
Fiscal 1994 additions	                                     14,853
Fiscal 1994 payments	                                      (3,430)
Restructuring accrual as of July 30, 1994	                 13,988
Fiscal 1995 additions	                                      9,213
Asset write-offs	                                          (1,895)
Fiscal 1995 payments                                     	(17,138)
Restructuring accrual as of July 29, 1995	                  4,168
First quarter 1996 additions	                                  48
First quarter 1996 payments	                               (1,422)
Restructuring accrual as of October 28, 1995	              $2,794
Second quarter 1996 additions	                                 77
Second quarter 1996 payments	                                (885)
Restructuring accrual as of January 27, 1996	              $1,986

The projected payout of the restructuring accrual balance as of January 27, 1996, which related almost entirely to unpaid employee termination costs, is as follows:

Third quarter 1996	                                       $1,587
Fourth quarter 1996	                                         205
First quarter 1997	                                           39
Second quarter 1997	                                          22
Beyond		                                                     133
Restructuring accrual as of January 27, 1996	             $1,986

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


                                         			DATAPOINT CORPORATION
			                                               (Registrant)



Date:  March 11, 1996                       	/s/ Phillip P. Krumb
			                                          Phillip P. Krumb
			                                          Chief Financial Officer
			                                          (Principal Accounting Officer)