Form 10-Q
period 1996-04-27
DATAPOINT CORP
filed 1996-06-11
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934 For the quarterly period ended April 27, 1996

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

As of May 28, 1996, 13,670,930 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 7,320,287 shares held in Treasury.

                   DATAPOINT CORPORATION AND SUBSIDIARIES


                                   INDEX

                                                     													  Page
				                                                      									Number

Part I. Financial Information

Item 1. Financial Statements

	Consolidated Balance Sheets -
	April 27, 1996 and July 29, 1995								                              3

	Consolidated Statements of Operations -
	Three and Nine Months Ended April 27, 1996 and April 29, 1995				     4

	Consolidated Statements of Cash Flows -
	Nine Months Ended April 27, 1996 and April 29, 1995	       				       5

Notes to Consolidated Financial Statements							                      6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations							                     9


Part II.  Other Information										                                 13


Signature	                                            											     14

                         Part I.  Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
										                                   (In thousands, except share data)
           									                               		(Unaudited)
	                                                      April 27,	    July 29,
			  								                                             1996       	 1995
ASSETS

Current assets:
	Cash and cash equivalents	                             $4,964       $8,493
	Restricted cash and cash equivalents	                   1,056	       2,549
	Accounts receivable, net of allowance
  for doubtful accounts of $2,647 and
  $3,012, respectively	                                 41,788	      43,072
	Inventories	                                            8,583	       9,754
	Prepaid expenses and other current assets	              4,464	       3,638
		Total current assets	                                 60,855  	    67,506

Fixed assets, net of accumulated depreciation
 of $115,725 and $117,910, respectively	                14,933	      18,877
Other assets, net	                                      14,430	      15,368
                                                  			  $90,218	    $101,751


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
	Payable to banks	                                     $17,134	     $16,757
	Current maturities of long-term debt	                   4,096	       9,217
	Accounts payable	                                      21,581  	    23,286
	Accrued expenses	                                      34,697	      34,857
	Deferred revenue	                                      13,299  	    15,291
	Income taxes payable	                                   1,481	         848
		Total current liabilities 	                           92,288   	  100,256

Long-term debt, exclusive of current maturities	        69,103	      64,923
Other liabilities	                                       9,788  	    10,688

Commitments and contingencies

Stockholders' deficit:
	Preferred stock of $1.00 par value.  Shares authorized
  10,000,000;	shares issued and outstanding of 1,868,071
  in 1996 and 1,846,456 in 1995 (aggregate liquidation
  preference of $37,361 in 1996 and $36,929 in 1995).	   1,868	       1,846
	Common stock of $.25 par value.  Shares authorized
  40,000,000; shares issued of 20,991,217 including
  treasury shares of 7,438,287 in 1996
	 and 7,866,832 in 1995, respectively.	                  5,248	       5,248
	Other capital	                                        212,683	     212,630
	Foreign currency translation adjustment	               10,730	      13,004
	Retained deficit	                                    (269,920)  	 (261,742)
	Treasury stock, at cost	                              (41,570)	    (45,102)
		Total stockholders' deficit	                         (80,961)	    (74,116)
			                                                    $90,218    	$101,751

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

			                                       (In thousands, except share data)
 			                                  Three Months Ended		  Nine Months Ended
 			                                April 27,	 April 29,	 April 27,  April 29,
 			                                  1996     	  1995     	 1996       	1995
Revenue:
	Sales	                             $26,438	    $24,429	    $73,322	  $57,120
	Service and other	                  20,365	     23,111	     62,352	   68,720
		Total revenue	                     46,803	     47,540	    135,674	  125,840

Operating costs and expenses:
	Cost of sales	                      20,485	     17,583	     54,276	   45,411
	Cost of service and other	          13,009	     14,387	     38,910	   40,172
	Research and development	              627	      1,124	      2,043	    3,403
	Selling, general and administrative 11,024	     15,153	     35,465	   47,840
	Restructuring costs	                    69	      1,810	        194	    7,505
		Total operating costs and expens   45,214	     50,057	    130,888	  144,331

		Operating income (loss)	            1,589	     (2,517)	     4,786	  (18,491)

Non-operating income (expense):
	Interest expense	                   (2,144)	    (2,235)	    (6,488)	  (6,985)
	Other, net	                         (3,009)	      (746)	    (2,252) 	    873
		Loss before income taxes
		  and extraordinary item	          (3,564)	    (5,498)	    (3,954)	 (24,603)
Income taxes 	                          430	          3	      1,181	       83
		Net loss	                         $(3,994)	   $(5,501)	   $(5,135)	$(24,686)

	Net loss less preferred stock
  dividend	                         $(4,466)	   $(5,947)	   $(6,553) $(26,024)

Net loss per common share:	           $(.33)	     $(.46)	     $(.49)	  $(1.96)


Average common shares           	13,472,367	 12,942,448 	13,359,265	13,245,119



See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)

                                   											             (In Thousands)
											                                              Nine Months Ended
											                                          April 27,       April 29,
											                                            1996            1995
Cash flow from operating activities:
	Net loss	                                           $(5,135)	       $(24,686)
	Adjustments to reconcile net income to net
  cash provided from operating activities:
		 Provision for unrealized losses on marketable
   securities	                                           -	               187
		 Depreciation and amortization	                      5,285	           6,885
		 Provision for fixed asset write-off	                  -	             1,870
		 Realized gain on sale of property	                    -	            (1,709)
 		Provision for (recoveries) losses on accounts
   receivable	                                          (253)	            103
		 Change in assets and liabilities:
			 (Increase) decrease in receivables	               (2,391)	          6,223
			 Decrease in inventory	                               812	           6,625
		 	Decrease in accounts payable 	                      (717)	         (4,468)
			 Increase (decrease) in accrued expenses	           1,289	             773
		 	(Decrease) increase in other liabilities and
     deferred credits	                                  (644)           1,583
	 	Other, net	                                          (547)	          1,533
		  	Net cash (used in) and provided from
     operating activities	                            (2,301)	         (5,081)

Cash flow from investing activities:
	  Payments for fixed assets	                         (2,083)	         (3,131)
	  Proceeds from disposition of fixed assets	             50	           7,910
	  Other, net	                                            35	             800
 			 Net cash used in investing activities	           (1,998)	          5,579

Cash flow from financing activities:
  	Proceeds from borrowings	                          26,505	          15,381
	  Payments on borrowings	                           (26,549)	        (21,439)
	  Proceeds from sale of common stock	                   -	             1,804
  	Decrease in restricted cash for letters of credit	  1,493	           1,892
			Net cash (used in) provided from financing
   activities	                                         1,449	          (2,362)

Effect of foreign currency translation on cash	         (679)	            771

Net decrease in cash and cash equivalents	            (3,529)	         (1,093)
Cash and cash equivalents at beginning of year	        8,493	           6,241
Cash and cash equivalents at end of period	           $4,964	          $5,148

Cash payments for:
	Interest	                                            $4,674	          $4,769
	Income taxes, net	                                     $398	            $939

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

The results of operations for the three and nine months ended April 27, 1996, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:

                          			   April 27,            July 29,
       		                          1996                1995
	Raw materials	                    $319	              $1,036
	Work in process	                 1,460	               2,613
	Finished goods 	                 6,804	               6,105
                            	    $8,583	              $9,754

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

In order for the Company to meet certain of its obligations, including interest of $2.9 million on its 8 7/8% convertible subordinated debentures payable on June 1, 1996, the Company is pursuing actions to provide additional cash infusions. In this regard, upon termination of negotiations to sell the Company's European based Auto Dealer Systems business to Automatic Data Processing ("ADP"), the Company entered into a non-exclusive Heads of Agreement during the third quarter of 1996 with Kalamazoo Computer Group, PLC ("Kalamazoo"), a provider of automotive dealer management systems based in the United Kingdom. This agreement provided for a joint venture in which Kalamazoo would have a 51% interest and the Company a 49% interest, as well as payment to the Company of $15.5 million. The joint venture would combine the Company's European based Auto Dealer Systems business (other than its United Kingdom operations) with Kalamazoo's Netherlands' operations. Subsequent to the end of the third quarter of 1996, the Company and Kalamazoo finalized negotiations pertaining to the outright sale (in lieu of the joint venture) by the Company to Kalamazoo of 100% of the Company's interest in its European based Auto Dealer Systems business (other than its United Kingdom operations) for $33.0 million. After payments of taxes, escrow deposits, contingencies, and other expenses related to this sale, the Company expects the net cash proceeds from the sale to
exceed $20.0 million.   As part of the arrangements, the Company will continue
to provide computer hardware and hardware services to the network through a subcontract arrangement with Kalamazoo. While the Board of Directors of both Kalamazoo and the Company have approved the purchase and sale, consummation is subject to approval by Kalamazoo's shareholders. While there are no absolute assurances that the Kalamazoo shareholders will approve the purchase, the Company expects that such approval will be obtained and that the closing will take place at the end of June, 1996. If this transaction is not completed by the end of June, 1996, the Company will not have the proceeds from such anticipated sale to make the June 1, 1996 bond interest payment of $2.9 million during the 30 day grace period following June 1, 1996. As such, the Company is simultaneously exploring alternative methods to enable it to make the interest payment in order to comply with the terms of the Indenture, dated as of June 1, 1981. In the event the payment is not made within the 30 day grace period, the resulting default would entitle the holders of the debentures to declare the entire indebtedness of $64.4 million as immediately due and payable. Such a default would likewise result in defaults in certain of the Company's other debt instruments. In addition, subsequent to the end of the third quarter of 1996, the Company entered into an agreement with Northern Telecom Inc. ("NTI") whereby the Company would not make interest payments on the debentures until two deferred principal payments of secured debt owed to Northern Telecom Inc., totaling $2.0 million plus accrued interest, were paid. (See discussion below).

During 1993, the Company settled a long standing patent-related legal action brought against it by NTI. Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million, respectively. The Company also agreed to a ten-year note payable to NTI which requires annual $1.0 million payments each December. This obligation is collateralized by substantially all of the Company's assets. The Company is presently in arrears on the December 1994 and December 1995 payments. On September 13, 1995, NTI notified the Company that it had declared the entire note immediately due and payable, which as of July 29, 1995 was $6.6 million. The Company entered into discussions with NTI to remedy this payment default and, during the second quarter of 1996, the Company and NTI reached a new agreement to cure the arrearages whereby both the December 1994 and December 1995 payments would be made on or before January 31, 1996. The Company and NTI amended the agreement such that the schedule for the two payments in arrears would be extended to a period not to exceed the end of the third quarter of 1996. As of the end of the third quarter of 1996, the payments remained unpaid. Subsequent to the end of the third quarter of 1996, the Company entered into another agreement with NTI, whereby the Company agreed not to make payments of the $2.9 million interest on the Company's 8 7/8% Convertible Subordinated Debentures, due June 1, 1996, until the arrearages and the related unpaid interest were paid. The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33 1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the ten fiscal years beginning with fiscal 1993. During 1995, 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

As a result of the Company's capital deficiency which existed at the end of 1994, 1995 and throughout the third quarter of 1996, the Company is prohibited, under Delaware law, to pay the October 15, 1994, January 15, 1995, April 15, 1995, July 15, 1995, October 15, 1995, January 15, 1996 and April 15, 1996
preferred dividend payments to shareholders. On January 16, 1996, the Company announced that the preferred dividend payments were six full quarters in arrears, and that, as such, each holder of $1.00 preferred stock has the right to exchange each such share into two shares of the Company's common stock.
In addition, the number of directors constituting the Board of Directors of the Company will be increased by two and holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock), voting as a single class, will have the opportunity to elect two directors of the Company to fill such newly created directorships at the next annual meeting of shareholders. These rights continue until such time as the arrearages have been paid in full. In addition, on April 16, 1996, the Company announced that it intends to submit a proposal to stockholders under which each share of its $1.00 Exchangeable Preferred Stock ($1.00 par value) would be converted into 2.75 shares of common stock ($0.25 par value). A two-thirds vote of the holders of the $1.00 Exchangeable Preferred Stock and a majority vote of the Common Stock will be required to effectuate the proposal to amend the Certificate of Designation, preferences, rights and limitations establishing the Preferred Stock, which the Company expects to submit at its Annual Meeting of Stockholders anticipated for the first quarter of fiscal year 1997. If the proposal is not adopted, shares of Preferred Stock that are not exchanged will remain outstanding. The Board of Directors has retained Patricof & Co. Capital Corp. to act as its financial advisor and to render an opinion as to the fairness of the proposal from a financial point of view to the holders of the Common Stock. In addition, the Board of Directors has formed a Committee of Independent Directors who has retained Corporate Capital Consultants, Inc. to act as its financial advisor and to render an opinion as the fairness of the proposal from a financial point of view to the holders of the $1.00 Exchangeable Preferred Stock. Under the proposal, if adopted, holders of the $1.00 Exchangeable Preferred Stock would relinquish rights to dividends in arrears. The Company had 1,868,071 shares of its $1.00 preferred stock outstanding at April 27, 1996.

In December 1994, a lawsuit was brought against the Company involving the earlier sale of real estate by the Company. In April, 1996, an adverse jury verdict was rendered against the Company and two of its executive officers. Subsequent to the end of the third quarter of 1996, a settlement was reached among the litigants. As such, the District Court entered a Judgment Non Obstante Veredicto (Judgment Notwithstanding the Verdict) that set aside the jury's findings against the Company and its two executive officers and set aside all damages. The $3.3 million settlement, which was reached to avoid the considerable expense, including the business disruption of a protracted appeal and legal process, had no material impact on the Company's current cash position as it included payment of funds from a non-working capital trust fund which were otherwise not available to the Company, issuance of a short term note, and shares of the Company's common stock.

During the third quarter of 1996, the Company was notified by the CIT Group/Credit Finance, Inc. ("CIT") that the term of the Company's loan agreement with CIT terminates on June 14, 1996, on which date all obligations must be paid in full. The amount to be repaid, which at the end of the third quarter was approximately $1.0 million, is expected to be paid from replacement financing obtained from another financial institution, and/or the sale of the Company's European based Auto Dealer Systems business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Years Referred to are Fiscal Years)

Overview

The Company's main objectives to preserve and improve the Company's cash liquidity position and allow the Company to meet its future operating cash flow requirements are as follows:

1.  Product marketing to maintain stabilized revenue levels
2.  Continued review and reduction of operating costs; and
3.  One time cash infusions to meet operating requirements.

During the third quarter of 1996, the Company continued to achieve its objectives of maintaining a consistent revenue level and tight cost control. While the effect of the two factors resulted in revenue generation of $46.8 million, and operating income of $1.6 million, after considering the effect of the Company's investing, financing activities and other non-operating items, the Company had a net loss of $4.0 million.

Despite the consistent revenue trend and the positive operating performance, during the third quarter of 1996, the Company's cash and cash equivalents decreased $1.5 million. In order for the Company to meet certain of its obligations, including interest of $2.9 million on its 8 7/8% convertible subordinated debentures payable on June 1, 1996, the Company is pursuing actions to provide additional cash infusions. In this regard, upon termination of negotiations to sell the Company's European based Auto Dealer Systems business to Automatic Data Processing ("ADP"), the Company entered into a non-exclusive Heads of Agreement during the third quarter of 1996 with Kalamazoo Computer Group, PLC. ("Kalamazoo"), a provider of automotive dealer management systems based in the United Kingdom. This agreement provided for a joint venture in which Kalamazoo would have a 51% interest and the Company a 49% interest, as well as payment to the Company of $15.5 million. The joint venture would combine the Company's European based Auto Dealer Systems business (other than its United Kingdom operations) with Kalamazoo's Netherlands' operations. Subsequent to the end of the third quarter of 1996, the Company and Kalamazoo finalized negotiations pertaining to the outright sale (in lieu of the joint venture) by the Company to Kalamazoo of 100% of the Company's interest in its European based Auto Dealer Systems business (other than its United Kingdom operations) for $33.0 million. After payments of taxes, escrow deposits, contingencies, and other expenses related to this sale, the Company expects the
net cash proceeds from the sale to exceed $20.0 million.   As part of the
arrangements, the Company will continue to provide computer hardware and hardware services to the network through a subcontract arrangement with Kalamazoo. While the Board of Directors of both Kalamazoo and the Company have approved the purchase and sale, consummation is subject to approval by Kalamazoo's shareholders. While there are no absolute assurances that the Kalamazoo shareholders will approve the purchase, the Company expects that such approval will be obtained and that the closing will take place at the end of June, 1996. If this transaction is not completed by the end of June, 1996, the Company will not have the proceeds from such anticipated sale to make the June 1, 1996 bond interest payment of $2.9 million during the 30 day grace period following June 1, 1996. As such, the Company is simultaneously exploring alternative methods to enable it to make the interest payment in order to comply with the terms of the Indenture, dated as of June 1, 1981. In the event the payment is not made within the 30 day grace period, the resulting default would entitle the holders of the debentures to elect to declare the entire indebtedness of $64.4 million as immediately due and payable. Such a default would likewise result in defaults in certain of the Company's other debt instruments. In addition, subsequent to the end of the third quarter of 1996, the Company entered into an agreement with Northern Telecom Inc. ("NTI") whereby the Company would not make interest payments on the debentures until two deferred principal payments of secured debt owed to Northern Telecom Inc., totaling $2.0 million plus accrued interest, were paid. (See discussion below).

During 1993, the Company settled a long standing patent-related legal action brought against it by NTI. Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million, respectively. The Company also agreed to a ten-year note payable to NTI which requires annual $1.0 million payments each December. This obligation is collateralized by substantially all of the Company's assets. The Company is presently in arrears on the December 1994 and December 1995 payments. On September 13, 1995, NTI notified the Company that it had declared the entire note immediately due and payable, which as of July 29, 1995 was $6.6 million. The Company entered into discussions with NTI to remedy this payment default and, during the second quarter of 1996, the Company and NTI reached a new agreement to cure the arrearages whereby both the December 1994 and December 1995 payments would be made on or before January 31, 1996. The Company and NTI amended the agreement such that the schedule for the two payments in arrears would be extended to a period not to exceed the end of the third quarter of 1996. As of the end of the third quarter of 1996, the payments remained unpaid. Subsequent to the end of the third quarter of 1996, the Company entered into another agreement with NTI, whereby the Company agreed not to make payments of the $2.9 million interest on the Company's 8 7/8% Convertible Subordinated Debentures, due June 1, 1996, until the arrearages and the related unpaid interest were paid. The Company is also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, are to be paid in annual installments calculated at 33 1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the ten fiscal years beginning with fiscal 1993. During 1995, 1994 and 1993, the Company incurred no liability to make such contingent payments as a result of the net losses incurred.

As a result of the Company's capital deficiency which existed at the end of 1994, 1995 and throughout the third quarter of 1996, the Company is prohibited, under Delaware law, to pay the October 15, 1994, January 15, 1995, April 15, 1995, July 15, 1995, October 15, 1995, January 15, 1996 and April 15, 1996
preferred dividend payments to shareholders. On January 16, 1996, the Company announced that the preferred dividend payments were six full quarters in arrears, and that, as such, each holder of $1.00 preferred stock has the right to exchange each such share into two shares of the Company's common stock. In addition, the number of directors constituting the Board of Directors of the Company will be increased by two and holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock), voting as a single class, will have the opportunity to elect two directors of the Company to fill such newly created directorships at the next annual meeting of shareholders. These rights continue until such time as the arrearages have been paid in full. In addition, on April 16, 1996, the Company announced that it intends to submit a proposal to stockholders under which each share of its $1.00 Exchangeable Preferred Stock ($1.00 par value) would be converted into 2.75 shares of common stock ($0.25 par value). A two-thirds vote of the holders of the $1.00 Exchangeable Preferred Stock and a majority vote of the Common Stock will be required to effectuate the proposal to amend the Certificate of Designation, preferences, rights and limitations establishing the Preferred Stock, which the Company expects to submit at its Annual Meeting of Stockholders anticipated for the first quarter of fiscal year 1997. If the proposal is not adopted, shares of Preferred Stock that are not exchanged will remain outstanding. The Board of Directors has retained Patricof & Co. Capital Corp. to act as its financial advisor and to render an opinion as to the fairness of the proposal from a financial point of view to the holders of the Common Stock. In addition, the Board of Directors has formed a Committee of Independent Directors who has retained Corporate Capital Consultants, Inc. to act as its financial advisor and to render an opinion as the fairness of the proposal from a financial point of view to the holders of the $1.00 Exchangeable Preferred Stock. Under the proposal, if adopted, holders of the $1.00 Exchangeable Preferred Stock would relinquish rights to dividends in arrears. The Company had 1,868,071 shares of its $1.00 preferred stock outstanding at April 27, 1996.

During the third quarter of 1996, the Company had announced that it had commenced suit to recover damages against two companies for infringement of the Company's patent covering multispeed network processing. This patent covers ARCNET and Fast Ethernet products recently introduced by various suppliers to the local-area network industry. These actions represent the first step in the Company's industry-wide program to license/enforce its multispeed networking patents.

In December 1994, a lawsuit was brought against the Company involving the earlier sale of real estate by the Company. In April, 1996, an adverse jury verdict was rendered against the Company and two of its executive officers. Subsequent to the end of the third quarter of 1996, a settlement was reached among the litigants. As such, the District Court entered a Judgment Non Obstante Veredicto (Judgment Notwithstanding the Verdict) that set aside the jury's findings against the Company and its two executive officers and set aside all damages. The $3.3 million settlement, which was reached to avoid the considerable expense, including the business disruption of a protracted appeal and legal process, had no material impact on the Company's current cash position as it included payment of funds from a non-working capital trust fund which were otherwise not available to the Company, issuance of a short term note, and shares of the Company's common stock.

During the third quarter of 1996, the Company was notified by the CIT Group/Credit Finance, Inc. ("CIT") that the term of the Company's loan agreement with CIT terminates on June 14, 1996, on which date all obligations must be paid in full. The amount to be repaid, which at the end of the third quarter was approximately $1.0 million, is expected to be paid from replacement financing obtained from another financial institution, and/or the sale of the Company's European based Auto Dealer Systems business.

Results of Operations

The Company had operating income of $1.6 million and net loss of $4.0 million for the third quarter of 1996 and operating income of $4.8 million and net loss of $5.1 million for the first nine months of 1996. This compares with an operating loss of $2.5 million and a net loss of $5.5 million for the third quarter of 1995 and an operating loss of $18.5 million and a net loss of $24.7 million for the first nine months of 1995. The following is a summary of the Company's sources of revenue:

                          	   Three Months Ended   	      Nine Months Ended
			                          April 27, 	 April 29,	      April 27, 	 April 29,
   (In thousands)         	     1996  	    1995   	        1996  	     1995
   Sales:
	    U.S. 	                     $612	    $1,434	          $2,601	     $4,475
	    Foreign 	                25,826	    22,995	          70,721	     52,645
    			                       26,438	    24,429	          73,322	     57,120
   Service and other:
    	U.S. 	                      180 	      310	             679	      1,020
    	Foreign	                 20,185	    22,801	          61,673	     67,700
       		                     20,365	    23,111	          62,352	     68,720

   Total revenue 	           $46,803	   $47,540        	$135,674   	$125,840

Total revenue during the third quarter of 1996 decreased $0.7 million, or 1.6%, compared with the same period of the prior year. This decrease was primarily due to a declining maintenance revenue base in the European subsidiaries, and a decrease in sales revenue in the U.S., offset by a higher sales volume in the European subsidiaries. For the first nine months of 1996, total revenue increased $9.8 million or 7.8% when compared with the same period of the prior year. This increase was primarily attributable to higher sales in certain of the Company's European subsidiaries and a favorable impact of $3.9 million related to the weakening U.S. dollar when compared with the same period a year ago, offset by a declining maintenance revenue base in the European subsidiaries.

The gross profit margin for the third quarter and first nine months of 1996 was 28.4% and 31.3%, respectively, compared with 32.8% and 32.0% for the same periods of the prior year. The decrease was primarily due to the impact of a high sales volume of a low margin commodity product in a Northern European subsidiary, a changing product mix toward lower margin, non-company sourced product and competitive pricing pressures worldwide.

Operating expenses (research and development plus selling, general and administrative) during the third quarter of 1996 and for the first nine months of 1996 decreased $4.6 million and $13.7 million, respectively, as compared with the same periods a year ago. The decreases are due primarily to the realization of the various cost reduction activities (mostly related to personnel reductions) which the Company has implemented throughout the last year.

Non-operating income and expenses for the three months ended April 27, 1996 includes expenses for interest of $2.1 million and a lawsuit settlement of $3.3 million, offset by $0.7 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the last three months. Non-operating results for the first nine months of 1995 include a gain on the sale of vacant land in San Antonio, Texas of $1.7 million.

Financial Condition

During the first nine months of 1996, the Company's cash used in operations amounted to $2.3 million. Primarily, this decline was the result of an increase in foreign subsidiary receivables, payments of the foreign subsidiaries' restructuring costs, net paydowns of the Company's accounts payable, a reduction of inventory and an increase in accrued expenses.

The Company used $2.1 million for the purchase of fixed assets (primarily test equipment, spares and internally used equipment) during the first nine months of 1996.

For the nine month period ended April 27, 1996, the Company's cash flow from financing activities increased $1.4 million due to a decrease in restricted cash. As of April 27, 1996, the Company had restricted cash and cash equivalents of $1.1 million, which was restricted primarily to cover various lines of credit.

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


Reorganization/Restructuring

A rollforward of the restructuring accrual from July 31, 1993 through to April 27, 1996 is as follows:

                                                				    TOTAL
Restructuring accrual as of July 31, 1993	             $2,565
Fiscal 1994 additions	                                 14,853
Fiscal 1994 payments	                                  (3,430)
Restructuring accrual as of July 30, 1994	             13,988
Fiscal 1995 additions	                                  9,213
Asset write-offs	                                      (1,895)
Fiscal 1995 payments                                 	(17,138)
Restructuring accrual as of July 29, 1995	              4,168
First quarter 1996 additions	                              48
First quarter 1996 payments	                           (1,422)
Restructuring accrual as of October 28, 1995	          $2,794
Second quarter 1996 additions	                             77
Second quarter 1996 payments	                            (885)
Restructuring accrual as of January 27, 1996	          $1,986
Third quarter 1996 additions	                              69
Third quarter 1996 payments	                             (608)
Restructuring accruals of April 27, 1996	              $1,447

The projected payout of the restructuring accrual balance as of April 27, 1996, which related almost entirely to unpaid employee termination costs, is as follows:

Fourth quarter 1996	                                   $1,139
First quarter 1997	                                       131
Second quarter 1997	                                       74
Third quarter 1997	                                        27
Beyond		                                                   76
Restructuring accrual as of April 27, 1996	            $1,447

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


                                          			DATAPOINT CORPORATION
			                                               (Registrant)



Date:  June 11, 1996                         	/s/ Phillip P. Krumb
		                                           	Phillip P. Krumb
			                                           Chief Financial Officer
			                                          (Principal Accounting Officer)