Form 10-K
period 1996-07-27
DATAPOINT CORP
filed 1996-10-25
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

[X]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act
    Of 1934
    For the fiscal year ended July 27, 1996

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

                  4 rue d'Aguesseau 75008, Paris, France
            8410 Datapoint Drive, San Antonio, Texas 78229-8500
           (Address of principal executive offices and zip code)

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

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes   No  X  .

	 As of October 18, 1996, 13,931,640 shares of Datapoint Corporation Common Stock were outstanding (excluding 7,059,577 shares held in Treasury), and the aggregate market value (based upon the last reported sale price of the Common Stock on the New York Stock Exchange -- Composite Tape on October 18, 1996) of the shares of Common Stock held by non-affiliates was approximately $14.9 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

PART I

ITEM 1.  Business.

General

Datapoint Corporation, including its subsidiaries (hereinafter "Datapoint" or "the Company"), is principally engaged in the development, acquisition, marketing, servicing, and to a lesser degree, manufacture of computer and communication products -- both hardware and software -- for integrated computer, telecommunication and video conferencing network systems. The Company is also actively engaged in the business of licensing its video conferencing technology and its dual protocol local area network ("LAN) technology.

Datapoint was reincorporated in Delaware in 1976 as the successor corporation to a Texas corporation originally incorporated in 1968 as Computer Terminal Corporation and which changed its name to Datapoint Corporation in 1972. Its principal executive offices are located at 4 rue d'Aguesseau 75008, Paris, France (telephone number - (33-1) 40 07 37 37 and at 8410 Datapoint Drive, San Antonio, Texas 78229-8500 (telephone number - (210)-593-7000).

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

Throughout the 1980's and the early 1990's, the Company's business was characterized by a significant decline in total revenue, recurring significant losses, and a reduction of the domestic workforce. This was primarily due to
(1) a mass entry of competitors in the networking marketplace compounded by
(2) a marketplace demand for "Open Systems" products and standard interfaces, both of which had a negative impact on the traditional networking and data processing components of the Datapoint business. The marketplace was forced into a sameness of design that lead to highly competitive pricing being the only significant product differentiator. These adverse effects were, in turn, worsened by the increasing availability of low-cost, off-the-shelf software applications packages written in a number of industry-standard programming languages. Since 1994, the Company has been able to maintain a consistent and slightly increasing revenue level while at the same time restructuring its operations (mostly through significant workforce reductions worldwide) to reduce its cost base to support such revenue levels.

During fiscal year 1996, the Company pursued and is continuing to pursue actions to provide cash infusions, including the sale of selected assets and operations of the Company, and to improve its financial position. In this regard, on May 28, 1996, the Company entered into an agreement with Kalamazoo Computer Group, plc, a public limited company organized under the laws of England ("Kalamazoo"), providing for the sale by Datapoint to Kalamazoo of Datapoint's European based Automotive Dealer Management Systems business ("EADS") for a purchase price of $33.0 million. From the sales proceeds, the Company realized approximately $29.4 million net of transaction related expenses and adjustments (see note 17 to the Consolidated Financial Statements for a more detailed description of this transaction). The Company has retained Patricof & Co. Capital Corp. in connection with the potential disposition of its Telephony business, as well as other asset and equity sale transactions and proposals.

During the first quarter of 1996, the Company signed a letter of intent to become a joint venture partner in spinning off the Company's Multimedia Information Network Exchange ("MINX") video conferencing patents and operations into separate entities. While such discussions were terminated in the second quarter of 1996, the Company is continuing its efforts to enter into discussions with a suitable partner to exploit the development and marketing of its MINX video networking technology.

In addition, on July 24, 1996, the Company announced that its Board of Directors has determined to offer for exchange ("the Exchange Offer") for each share of its $1.00 Exchangeable Preferred Stock ($1.00 par value) 3.25 shares of its Common Stock ($.25 par value) and to submit a proposal to stockholders under which each share of its $1.00 Exchangeable Preferred Stock would be converted into 3.25 shares of Common Stock. The Company had previously announced on April 16, 1996, that it intended to submit to its stockholders a proposal to effect the conversion of the $1.00 Exchangeable Preferred Stock into 2.75 shares of its Common Stock. The affirmative vote of two-thirds of the outstanding shares of the $1.00 Exchangeable Preferred Stock and a majority vote of the outstanding shares of the Common Stock will be required to adopt the proposal which the Company expects to submit at its Annual Meeting of Stockholders expected to be held on December 10, 1996. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock currently has the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock.

The Company has recently been successful in asserting its United States video conferencing patents resulting in payments for licenses. On June 6, 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of Datapoint's video conferencing patents. On April 10, 1996, the Company announced that it had commenced suit in the U.S. District Court for the Eastern District of New York to recover damages against two companies for infringement of Datapoint's patent covering multi-speed network processing (U.S. Patent No. 5,008,879). This patent covers certain ARCNET and Fast Ethernet products recently introduced by various suppliers to the local area network industry and dominates certain types of dual-speed LAN Adaptor Products recently introduced by various industry leaders. Currently, the Company is pursuing litigation in this respect against six defendants (Datapoint Corporation v. Compression Labs, Inc., No. 3:93-CV-2522-D (N.D. Tex.); Datapoint Corporation v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Tex.) (for which a trial has been set in February 1997); Datapoint Corporation v. VideoLan Corp., No. 96-2861-AET (D.N.J.); Datapoint v. Teleos Communications, Inc., No. 95-4455-AET (D.N.J.); Datapoint Corporation v. Standard Micro-Systems, Inc. and Intel Corporation, No. CV-96-1685 JBW (E.D.N.Y.)(the "-1685 action")) and has negotiated three settlements, two for an aggregate of $1.0 million and one for an undisclosed amount. On August 1, 1996, the Company commenced an additional suit against Intel and Standard Micro-Systems for infringement of a closely-related patent, U.S. No. 5,077,732. (Datapoint Corp. v. Standard Micro-Systems Corp. and Intel Corp., individually, and as representatives of the class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local area network products, Civil Action No. CV-96-3819 (JBW) (E.D.N.Y.)(the "-3819 action")). The Company has moved to certify the -1685 action as a defendant class action with respect to all manufacturers, vendors, and users of dual protocol, Fast Ethernet-compliant local area network products. On June 28, 1996, the Court denied that motion, without prejudice to renew at a later date. The Company intends, in the future, to renew its motion to certify the -1685 action, and to seek similar "defendant class action" status for the -3819 action. If successful in its certification efforts, the defendant classes in the -1685 and -3819 actions would include approximately one-hundred potential infringers of the multi-speed network processing and related patents.

In John Frassanito and David A. Monroe v. Datapoint Corp., Civil Action
No. H-95-812 (S.D. Tex.) plaintiffs alleged that the Company usurped various patentable inventions and trade secrets in connection with the development of its MINX systems. They also asserted a cause of action for patent infringement, and a cause of action requiring Datapoint to assign certain MINX-related patents and other intellectual property. On August 16, 1996, the Court dismissed with prejudice plaintiffs' claims of patent infringement against Datapoint and dismissed without prejudice plaintiff's pendent state law claims and Datapoint's state law counter-claims for lack of subject matter jurisdiction.

These actions represent the first step in the Company's industry-wide program to license and enforce its multi-speed networking patents and video conferencing patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage in video conferencing and multi-speed networking technology and present the opportunity for further royalty bearing licenses. Such royalty bearing licenses and enforcement of its patents will be a primary strategy of the Company's business going forward to create long-term value for its stockholders.

Products

The Company provides a complete line of products that meet data processing, video communications, and telecommunications requirements. The network-based products include video communications, data sharing applications, platform-independent local area networking, wide area networking, relational database systems, and telecommunications integration.

In 1994, the Company announced its third generation of MINX video communications products which provide the capacity for large video networks, data conferencing features, and aggressive pricing. A complete range of products is available from a fully interactive, broadcast-quality, full-motion video network which can accommodate over 700 local workstations to a single video station for a remote office. All of the video products are interoperable and provide functionality and picture quality that is unparalleled in the industry. Concurrently, the Company strengthened its direct Sales, Support, and Engineering efforts to respond to the growing desktop video communications market. On May 14, 1996, the Company, working with a Florida-based systems integrator for the corrections industry, announced the completion of the installation of the first large scale video visitation system in the U.S. at the Brevard County Detention Center in Florida resulting in $204,520 in revenue for the Company.

In 1994, consistent with the Company's patent licensing business, the Company began patent infringement suits against several defendants related to the Company's video conferencing patents and dual protocol local area network patents. The Company's patent enforcement policy includes the identification of video conferencing patents and dual protocol local area network products and applications which infringe the related patents and the execution of licensing agreements through a) normal commercial negotiations or b) pursuant to settlements of litigation brought against the patent infringers. The Company has been successful in asserting its U.S. video conferencing patents resulting in payments for licenses. On June 16, 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of Datapoint's video conferencing patents. The Company is also taking steps through an industry-wide program to license and enforce its multi-speed networking patents through negotiations and/or litigation. Currently, three patent infringement suits are pending with respect to Datapoint's patents on its dual protocal local area networking technology. These patents cover certain ARCNET and Fast Ethernet products recently introduced by various suppliers to the local area network industry and dominates certain types of dual-speed LAN Adaptor Products recently introduced by various industry leaders. Such royalty bearing licenses and enforcement of its patents will be a primary strategy of the Company's business going forward to create long-term value for its stockholders.

The Company's Open Systems Networking products are industry-standard. The file servers are based upon a scalable architecture using the Intel microprocessor because of its cost and performance. The multi-processor functionality is provided for both the Company's highly sophisticated RMS network operating system. The same systems can be used for Windows N.T. and UNIX operating systems. The Company offers high-performance, Pentium-based file servers. All systems support redundant disk, RAID and popular network protocols such as TCP/IP and Net BIOS.

The Company's networking products focus on linking file servers, workstations, terminals, printers, and other peripherals (such as modems) to the network. High-performance networking software and hardware components comprise the product offering and provide the ability to implement high-capacity, highly efficient networks composed of client/server and data communications devices. The networking solutions provide the capability of running MS-DOS, WINDOWS, UNIX, and RMS simultaneously along with both ARCNET, ARCNETPLUS, and Ethernet adapters. These capabilities provide customers the flexibility to design network architecture to meet their specific requirements.

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

Markets

Customers

Datapoint sells generally to business and government customers, including the U.S. government, financial institutions, insurance companies, educational institutions, and manufacturers. During fiscal 1996, no one customer accounted for 10 percent or more of consolidated revenues.

Domestic

Datapoint markets its products in the United States through independent sales representatives who, on a commission basis, solicit orders for Datapoint's products; through value-added resellers, who purchase Datapoint's products for resale; original equipment manufacturers, who integrate Datapoint's products into their overall offerings; and through Datapoint's own end-user sales force. Independent sales representatives, value-added resellers, and original equipment manufacturers generally market Datapoint's products in conjunction with application software and other products developed and marketed by such firms.

International

Datapoint's products are marketed to end-users in over forty countries through a network of wholly-owned subsidiaries and independent distributors. Datapoint distributes its products internationally through wholly-owned sales and service operations in Belgium, France, Germany, Holland, Italy, New Zealand, Spain, Sweden, Switzerland and the United Kingdom and through authorized distributors worldwide. During fiscal year 1996, approximately 97 percent of Datapoint's international revenue was derived from customers in Western Europe.

Customer Service

During 1995, Datapoint entered into an agreement with Decision Servcom, Inc. ("DSI"), whereby DSI would serve as the non-exclusive authorized service agent for Datapoint's proprietary data processing products in the United States. Maintenance of equipment outside the United States is provided by Datapoint's international subsidiaries and distributors. The maintenance operations of the Company's international subsidiaries produced 44 percent of total company revenues and 52 percent of total company gross profit for the fiscal year ended July 27, 1996.

In connection with the sale of EADS to Kalamazoo, Datapoint entered into a subcontract with Kalamazoo to provide computer hardware and hardware maintenance service to such EADS network.

Manufacturing, Raw Materials, and Supplies

A significant portion of Datapoint's products are purchased from third parties, who manufacture products meeting Datapoint's specifications. The products are then resold badged/unbadged within Datapoint configurations upon the completion of testing and packaging procedures performed at the Company's facilities in San Antonio, Texas.

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

Datapoint incurred expense of $2.7 million, $4.3 million, and $5.3 million in the fiscal years ended July 27, 1996, July 29, 1995, and July 30, 1994, respectively, on research and development activity. Datapoint maintains its principal research and development facility in San Antonio, Texas.

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

Backlog

The backlog of firm orders for the sale or lease of the Company's products (using then existing end-user purchase prices for products to be leased and giving effect to appropriate discounts for products to be sold) as of July 27, 1996 and July 29, 1995 was $8.1 million and $14.2 million, respectively. The backlog amounts are not necessarily indicative of the Company's future results, since an increasing amount of the Company's revenues are derived from orders obtained in the period of shipment. Furthermore, a portion of the Company's backlog may be cancelable at the customer's option, under certain conditions, without financial penalty. All orders included in the backlog at July 27, 1996 are currently scheduled for delivery during the subsequent 12 months. All orders are subject to the Company's ability to meet delivery commitments. The Company records only firm orders as backlog, and generally such orders are cancelable only by the Company. In the event that a new product is released, a customer is allowed to upgrade (i.e., cancel) an existing order and place a new order for the new product. This is done at the Company's discretion with no financial penalty to the customer.

Backlog is also not a reliable indicator of future results, as changes in product mix (depending on whether the product content contained in backlog has a low or high sales margin) and costs may significantly impact reported results. Therefore, the Company believes that the backlog data is not meaningful to an understanding of the Company's business or future reported results.

Patents and Trademarks

Datapoint owns certain patents, copyrights, trademarks and trade secrets in both network and video conferencing technologies, which it considers valuable proprietary assets. The Company does not primarily rely on these rights to establish or protect its market position, but does view them as providing the Company a technological advantage in certain cases and does intend to fully exploit their value. The Company believes that its video conferencing patents and multi-speed network procesing patents are of material importance to its business as a whole.

In 1994, the Company began patent infringement suits against several defendants related to the Company's video conferencing patents. In 1995, the Company received $1.0 million from two defendants and patent infringement suits against other defendants are currently pending. Currently, the Company is pursuing litigation in this respect against six defendants (Datapoint Corporation v. Compression Labs, Inc., No. 3:93-CV-2522-D (N.D. Tex.); Datapoint Corporation
v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Tex.) (for which a trial has been set in February 1997); Datapoint Corporation v. VideoLan Corp., No. 96-2861-AET (D.N.J.); Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.)). On June 6, 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of Datapoint's video conferencing patents. On April 10, 1996, the Company announced that it had commenced suit in the U.S. District Court for the Eastern District of New York to recover damages against two companies for infringement of Datapoint's patent covering multi-speed network processing (U.S. Patent No. 5,008,879) (Datapoint Corporation v. Standard Micro-Systems, Inc. and Intel Corporation, No. C.V.-96-1685 JBW (E.D.N.Y.)). This patent covers certain ARCNET and Fast Ethernet products recently introduced by various suppliers to the local area network industry and dominates certain types of dual-speed LAN Adaptor Products recently introduced by various industry leaders. On August 1, 1996, the Company commenced an additional suit against Intel and Standard Micro-Systems for infringement of a closely-related patent, U.S. No. 5,077,732. (Datapoint Corp. v. Standard Micro-Systems Corp. and Intel Corp., individually, and as representatives of the class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local area network products, Civil Action
No. CV-96-3819 (JBW) (E.D.N.Y.)). The Company has moved to certify the -1685 action as a defendant class action with respect to all manufacturers, vendors, and users of dual protocol, Fast Ethernet-compliant local area network products. On June 28, 1996, the Court denied that motion, without prejudice to renew at a later date. The Company intends, in the future, to renew its motion to certify the -1685 action, and to seek similar "defendant class action" status for the -3819 action. If successful in its certification efforts, the defendant classes in the -1685 and -3819 actions would include approximately one-hundred potential infringers of the multi-speed network processing and related patents.

In John Frassanito and David A. Monroe v. Datapoint Corp., Civil Action
No. H-95-812 (S.D. Tex.) plaintiffs alleged that the Company usurped various patentable inventions and trade secrets in connection with the development of its MINX systems. They also asserted a cause of action for patent infringement, and a cause of action requiring Datapoint to assign certain MINX-related patents and other intellectual property. On August 16, 1996, the Court dismissed with prejudice plaintiffs' claims of patent infringement against Datapoint and dismissed without prejudice plaintiff's pendent state law claims and Datapoint's state law counter-claims for lack of subject matter jurisdiction.

These actions represent the first step in the Company's industry-wide program to license and enforce its multi-speed networking patents and video conferencing patents through negotiations and/or litigation. Currently the Company is pursuing litigation in this respect against six defendants and has negotiated three settlements, two for an aggregate of $1.0 million and one for an undisclosed amount. The Company believes that these patents provide broad coverage in video conferencing and multi-speed networking technology and present the opportunity for further royalty bearing licenses. Such royalty bearing licenses and enforcement of its patents will be a primary strategy of the Company's business going forward to create long-term value for its stockholders.

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

Employees

At July 27, 1996, the Company had 705 employees. The Company considers its relations with employees to be satisfactory.

Environmental Matters

Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of Datapoint.

ITEM 2.  Properties.

Datapoint's principal executive offices are located in Paris, France and the Company maintains executive offices in San Antonio, Texas. Datapoint believes that its plants and offices are generally well maintained, in good operating condition and are adequately equipped for their present use. Information regarding the principal plants and properties, excluding leases assigned or subleased, as of July 27, 1996 is as follows:

	                           	Approximate
	                        	    Facility
      Location       	Use 	  Sq. Footage  Owned or Leased Land Area

San Antonio, Texas	  Office	   144,000    Owned; 12 acres (Subject to mortgage)
Gouda, Netherlands	  Office	    52,000    Owned; 1 acre (Subject to mortgage)
Paris, France	       Office	     7,000    Leased; expires June 30, 1999

Additionally, at July 27, 1996, excluding leases assigned or subleased, the Company leased sales and service offices having an aggregate of 256,000 square feet in metropolitan areas throughout the world, pursuant to lease agreements which expire between 1996 and 2009. The aggregate annual rental of all of these sales and service offices is approximately $3.3 million and most of these leases are subject to rental increases under certain escalation provisions and renewals on similar terms.

ITEM 3.  Legal Proceedings.

In December 1994, a lawsuit was brought against the Company involving the earlier sale of real estate by the Company. In April 1996, an adverse jury verdict was rendered against the Company and two of its executive officers. During the fourth quarter of 1996, a settlement was reached among the litigants. As such, the District Court entered a Judgment Non Obstante Veredicto (Judgment Notwithstanding the Verdict) that set aside the jury's findings against the Company and its two executive officers and set aside all damages. The $3.3 million settlement, which was reached to avoid the considerable expense, including the business disruption of a protracted appeal and legal process, had no material impact on the Company's then current cash position as it included payment of funds from a non-working capital trust fund which were otherwise not available to the Company, issuance of a short term note, and shares of the Company's common stock.

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

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Datapoint Corporation common stock is traded on the New York Stock Exchange under the symbol "DPT". As of October 18, 1996, there were approximately 3,128 holders and 13,931,640 outstanding shares of Common Stock. The prices below represent the high and low prices for composite transactions for stock traded during the applicable period. The Company has not paid cash dividends to date on its common stock and has no present intention to pay cash dividends on its common stock in the near future.

       Fiscal
        year  	             	High       	Low
        1996     	Q4       	 1.88       	1.00
	                 Q3         1.88       	1.00
                 	Q2       	 1.50       	1.00
	                 Q1       	 2.38       	1.38


                           		High       	Low
        1995 	    Q4      	  1.88       	1.00
                 	Q3       	 2.00       	1.25
	                 Q2       	 2.34       	1.50
                 	Q1       	 3.88       	1.25

ITEM 6.  Selected Financial Data.

Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)

                                            	        1996 	     1995  	     1994 	        1993 	      1992
Operating Results for the Fiscal Year
Total revenue		                                   $179,541	   $174,901	   $172,936 	    $208,344 	 $255,243
Operating income (loss)		                            1,017	    (18,232)    (81,021)       (1,258)     6,655
Income (loss) before extraordinary credit,
  (utilization of tax loss carryforward) and
  effect of change in accounting principle		        19,015	    (28,343)	   (94,765)      (11,859)   (10,409)
Net income (loss)		                                 19,342	    (28,343)    (93,425)      (11,260)    (8,756)
Net income (loss) per common share:
   Before extraordinary credit and effect of change
      in accounting principle		                       1.27 	     (2.29)	     (6.69)        (.97)      (1.62)
    After extraordinary credit and effect of change
      in accounting principle		                       1.30       (2.29)      (6.60)        (.93)	     (1.47)
Net income per common share assuming full dilution:
    Before extraordinary credit and effect of change
      in accounting principle               		        1.11         n/a         n/a          n/a         n/a
    After extraordinary credit		                      1.13         n/a         n/a          n/a         n/a

Financial Position at End of Fiscal Year
Current assets		                                   $69,995	    $67,506     $79,915      $94,169    $121,991
Fixed assets, net		                                 14,625	     18,877      29,088	      27,950      34,533
Total assets		                                      93,818	    101,751     127,434      202,275     248,813
Current liabilities		                               76,965	    100,256      98,202       74,759      90,581
Long-term debt		                                    63,945	     64,923      70,561       71,551	     66,101
Stockholders' equity (deficit)		                   (55,202)	   (74,116)    (50,761)      47,021	     74,835

Other Information
Average common shares outstanding		             13,455,878 	13,194,667 	14,430,574  	14,081,964 	11,093,431
Number of common stockholders of record		            3,142	      3,274       3,378 	      3,710 	     3,877
Preferred shares outstanding		                   1,868,071	  1,846,456	  1,784,456 	  1,784,456 	 1,784,456
Dividends paid or accumulated on preferred stock	   $1,885      $1,815	     $1,784 	     $1,784 	    $7,601
Number of employees		                                  705	        991 	     1,444 	      1,528 	     1,777

No cash dividends on common stock have been declared during the five-year period.
Net income for 1996 includes a gain of $32.2 million resulting from a divestiture.
See notes to Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition
 and Results of Operations.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Throughout 1996, the Company's main objectives to preserve and improve the Company's cash liquidity and financial position and to allow the Company to meet its future operating cash flow requirements were as follows:

1. Product marketing to maintain stabilized revenue levels
2. Continued review and reduction of operating costs; and
3. One-time cash infusions to meet operating requirements.

During 1996, the Company had total revenue of $179.5 million, an increase of $4.6 million from the previous year. The increase was primarily attributable to higher sales in certain of the Company's European subsidiaries offset by a declining maintenance revenue base in the European subsidiaries and a favorable impact of $2.2 million related to the weakening U.S. dollar when compared with the same period a year ago. In addition, as a result of the full year realization of the several cost cutting actions undertaken in the prior year, operating expenses decreased $12.3 million. The combination of these two factors resulted in the Company's achieving operating income during 1996 of $1.0 million.

During 1996, the Company pursued and is continuing to pursue actions to provide cash infusions, including the sale of selected assets and operations of the Company, to meet certain of its obligations and to improve its financial position. In this regard, on May 28, 1996, the Company entered into an agreement with Kalamazoo Computer Group, plc, a public limited company organized under the laws of England, providing for the sale by Datapoint to Kalamazoo of EADS, other than its United Kingdom operations, for a purchase price of $33.0 million. After net liabilities transferred to Kalamazoo and other expenses related to the sale, the Company's net cash proceeds were approximately $29.4 million. As part ofthe agreement, the Company will continue to provide computer hardware and hardware services to the EADS network, at various discounts, through a subcontract agreement with Kalamazoo.

Of the approximate $29.4 million net proceeds received from the above sale, the Company paid $850,000 to satisfy and discharge in full the outstanding senior secured indebtedness owing to the CIT Group/Credit Finance ("CIT") and paid Northern Telecom Inc. ("NTI"), one of its two generally secured creditors, $2.2 million representing the two deferred principal payments on secured debt which were due in December 1994 and December 1995, as well as accrued and unpaid interest. In addition, the proceeds from the Kalamazoo transaction enabled the Company to pay by June 30, 1996 (within the 30-day grace period measured from June 1, 1996) the $2.9 million interest payment on the 8-7/8% convertible subordinated Debentures. On July 1, 1996, Datapoint entered into an agreement with NTI pursuant to which Datapoint paid $5.05 million to NTI in full satisfaction of all amounts due and to be due under the note. Datapoint had entered into with NTI to resolve a patent dispute. The prepayment agreement relieves the Company of its obligation to make annual $1.0 million payments to NTI that commenced in December 1993 and of which seven payments remained to be made, as well as certain contingent payment obligations. The balance of the proceeds from the sale of EADS will be utilized by Datapoint for working capital purposes and to pay other obligations of the Company. This may include, from time to time, repurchasing in the public market or in privately negotiated transactions the Debentures or otherwise reducing existing debt owed by the Company to its creditor groups.

In addition, on July 24, 1996, the Company announced that its Board of Directors determined to offer for exchange for each share of its $1.00 Exchangeable Preferred Stock ($1.00 par value) 3.25 shares of its Common Stock ($.25 par value) and to submit a proposal to stockholders under which each share of its $1.00 Exchangeable Preferred Stock would be converted into 3.25 shares of Common Stock. The Company had previously announced on April 16, 1996, that it intended to submit to its stockholders a proposal to effect the conversion of the $1.00 Exchangeable Preferred Stock into 2.75 shares of its Common Stock. The affirmative vote of two-thirds of the outstanding shares of the $1.00 Exchangeable Preferred Stock and a majority vote of the outstanding shares of the Common Stock will be required to adopt the proposal which the Company expects to submit at its Annual Meeting of Stockholders expected to be held on December 10, 1996. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock currently has the right to exchange each such share into two shares of the Company's common stock.

Financial Condition and Liquidity

During 1996, the Company's net cash provided from operations was $1.3 million. Primarily, this was attributable to reduced inventory and accounts receivable, offset by the $3.8 million in payments of restructuring costs.

During 1996, net cash provided from investing activities increased $25.8 million. This increase was largely due to the approximate $29.4 million net proceeds received from the sale of EADS to Kalamazoo, offset by fixed asset purchases, net of dispositions, of $3.4 million.

Net cash used in financing activities was $11.9 million in 1996, primarily related to the net paydown of the Company's borrowings including the debt repayments to CIT and NTI.

As of July 27, 1996, the Company had restricted cash of $0.9 million as compared to $2.5 million in the prior year. The 1996 and 1995 balances were restricted primarily to cover various lines of credits, reflected as payables to banks.

Cash used for investment in fixed assets (primarily test equipment, spares and internally-used equipment) was $3.7 million in 1996, compared to $4.7 million in 1995 and $10.8 million in 1994. There are no material commitments for capital expenditures at the present time.

Accounts payable decreased to $20.3 million in 1996 from $23.3 million in 1995. Throughout the year, the Company continued to work with its accounts payable creditors to extend additional credit and credit terms, thus maintaining functional relationships with such creditors during 1996. The Company has no significant purchase commitments outstanding as of July 27, 1996.

The Company's cash and cash equivalents increased $14.7 million to $23.2 million. This was primarily due to the cash infusion in 1996 of approximately $29.4 million resulting from the sale of the Company's EADS business to Kalamazoo, as described earlier, offset by the payments of a large portion of the Company's debt.

As of July 27, 1996, the Company has included in payables to banks an amount of $5.0 million payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the receivables of the Company's U.K., Dutch and German subsidiaries.

The Company had a secured credit facility with The CIT Group/Credit Finance ("CIT"), which consisted of a term loan and a revolving loan. From the proceeds of the sale of EADS, the Company paid $850,000 to satisfy and discharge in full the indebtedness owed to CIT.

The Company has available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at July 27, 1996 totaled $2.7 million after borrowings of $9.8 million.

The Company believes its available cash, cash equivalents and funds generated by operations will be sufficient to provide its working capital and cash requirements for fiscal 1997. In addition, management believes the Company will be able to discharge its obligations in the long term with cash generated from operations and other sources such as sale of selected assets or operations, and capital transactions.

During 1993, the Company settled a long standing patent-related legal action brought against it by NTI. Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million, respectively. The Company also agreed to a ten-year note payable to NTI which required annual $1.0 million payments each December. As of June 24, 1996, the December 1994 and December 1995 installments were in arrears. From the proceeds of the sale of EADS, the Company paid NTI $2.2 million representing payment of these deferred payments plus accrued and unpaid interest. On July 1, 1996, the Company entered into an agreement with NTI pursuant to which Datapoint paid $5.05 million to NTI in full satisfaction of all amounts due and to be due. The prepayment agreement relieved the Company of its obligation to make the annual $1.0 million payments as well as certain contingent payment obligations.

As a result of the Company's capital deficiency which existed at the end of 1994 and throughout 1995 and 1996, the Company determined not to pay the October 15, 1994, January 15, 1995, April 15, 1995, July 15, 1995, October 15,
1995, January 15, 1996, April 15, 1996, July 15, 1996, and the October 15, 1996
preferred dividend payments to stockholders. Since dividends are at least six quarters in arrears, the preferred stockholders have the right to vote as a separate class and elect two board members at the next annual meeting of shareholders and each preferred share (inclusive of all accrued and unpaid dividends) is exchangeable into two shares of common stock at the option of the holder.

The Company adopted, effective August 1, 1993, SFAS No. 109, "Accounting for Income Taxes", which superseded SFAS No. 96 and APB Opinion No. 11. The Company recorded a favorable cumulative accounting change effect of approximately $1.3 million in the first quarter of fiscal 1994 (see note 4 to Consolidated Financial Statements).

At July 27, 1996, the Company had available federal tax net operating losses aggregating approximately $165.0 million, expiring in various amounts beginning in 2001. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see note 4 to Consolidated Financial Statements).

In December 1994, a lawsuit was brought against the Company involving the earlier sale of real estate by the Company. In April 1996, an adverse jury verdict was rendered against the Company and two of its executive officers. During the fourth quarter of 1996, a settlement was reached among the litigants. As such, the District Court entered a Judgment Non Obstante Veredicto (Judgment Notwithstanding the Verdict) that set aside the jury's findings against the Company and its two executive officers and set aside all damages. The $3.3 million settlement, which was reached to avoid the considerable expense, including the business disruption of a protracted appeal and legal process, had no material impact on the Company's then current cash position as it included payment of funds from a non-working capital trust fund which were otherwise not available to the Company, issuance of a short term note, and shares of the Company's common stock.

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 31, 1993 through July 27, 1996 is as follows:


                                                        		TOTAL
Restructuring accrual as of July 31, 1993	                $2,565
Fiscal 1994 additions	                                    14,853
Fiscal 1994 payments	                                     (3,430)
Restructuring accrual as of July 30, 1994	                13,988
Fiscal 1995 additions	                                     9,213
Fiscal 1995 asset write-offs	                             (1,895)
Fiscal 1995 payments	                                    (17,138)
Restructuring accrual as of July 29, 1995	                $4,168
Fiscal 1996 additions	                                       263
Fiscal 1996 payments	                                     (3,776)
Restructuring accrual as of July 27, 1996	                $  655

The projected payout of the restructuring accrual balance as of July 27, 1996, which related almost entirely to unpaid employee termination costs, is as follows:

First quarter 1997	                                       $  491
Second quarter 1997	                                          74
Third quarter 1997	                                           43
Fourth quarter 1997	                                          22
Beyond		                                                      25
Restructuring accrual as of July 27, 1996	                $  655

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

Results of Operations

The following is a summary of the Company's sources of revenue for each of fiscal 1996, 1995 and 1994:

(In thousands)
                          	          1996       1995	      1994
Sales:
	U.S.	                             $3,185	    $5,728	    $6,453
	Foreign                   	       95,691	    78,459	    78,300
                     	             98,876	    84,187	    84,753

Service and other:
	U.S.                    	            906	     1,393	     1,164
	Foreign          	                79,759	    89,321	    87,019
                     	             80,665	    90,714	    88,183

Total revenue 	                  $179,541	  $174,901  	$172,936

1996 Compared to 1995

Total revenue increased by 2.7% to $179.5 million in 1996 from $174.9 million in 1995. The increase was primarily attributable to higher sales volume in certain of the Company's European subsidiaries offset by a declining maintenance revenue base in the European subsidiaries and a favorable impact of $2.2 million related to the weakening U.S. dollar when compared with the same period a year ago.

Included in the operating income for 1996 of $1.0 million is a $0.4 million inventory provision and $2.7 million bonus accrual of which $2.1 million is related to contractual arrangements with three of the Company's executive officers and based upon the pre-tax profitability of the Company.

Gross profit margins during 1996 were 30.9% compared with 32.9% for 1995. Excluding the additional inventory provisions recorded in 1996, the gross profit margins were 31.2%. The decrease was primarily due to the impact of a high sales volume of a low margin commodity product in a Northern European subsidiary, a changing product mix toward lower margin, non-company sourced product and competitive pricing pressures worldwide.

Operating expenses (research and development plus selling, general & administrative) during 1996 declined 18.4% or $12.3 million from 1995 to $54.3 million. The decline was a result of the continued cost-cutting actions taken over 1996 and 1995 which reduced costs of internal operations offset by an unfavorable impact of $0.5 million related to the weakening U.S. dollar when compared with the same period a year ago. Research and development expenses decreased from $4.3 million in 1995 to $2.7 million in 1996. Management expects research and development expenditures to remain relatively flat in 1997.

Non-operating results for 1996 include a gain of $32.2 million from the sale of the Company's European Automotive Dealer Management Systems business to Kalamazoo Computer Group, plc. and a $0.7 million in foreign currency exchange rate gains on certain of the Company's intercompany payables and receivables offset by a $3.3 million legal settlement. Non-operating results for 1995 include the $1.7 million gain on the sale of vacant land in San Antonio, Texas, $1.0 million from the favorable settlement of two patent infringement lawsuits, and $1.5 million in foreign exchange rate losses on the Company's intercompany payables and receivables.

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

Gross profit margins during 1995 were 32.9% compared with 37.9% for 1994. Excluding the additional inventory provisions recorded in 1995, the gross profit margins were 35.7%. Gross profit margins during 1994 were 37.9% compared with 41.6% for 1993. Excluding the impact upon cost of sales of the fires noted above, gross profit margins during 1994 were 37.4%.

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

Interest expense decreased $0.2 million in 1995 from 1994 as the Company benefited from both lower rates on borrowings in Europe and decreased borrowing amounts in the U.S.

Non-operating results for 1995 include a gain of $1.7 million from the sale of the vacant land in San Antonio, Texas, $1.0 million from the favorable settlement of two patent infringement lawsuits, and $1.5 million in foreign exchange rate losses on the Company's intercompany payables and receivables. Non-operating results for 1994 include the $3.2 million write-off of an investment in a partially owned company, $0.7 million in foreign currency exchange rate losses on certain of the Company's intercompany payables and receivables and a $0.5 million fire settlement gain on fixed assets.

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

Cautionary Statement Regarding Risks And Uncertainties That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including without limitation changes in product demand, the availability of products, changes in competition, economic conditions, new product development, various inventory risks due to changed in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

ITEM 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                       	Page

Report of Ernst & Young LLP Independent Auditors	                        16

Consolidated Financial Statements

	Consolidated Statements of Operations for the fiscal years 1996, 1995
 and 1994                                                               	17

	Consolidated Balance Sheets as of July 27, 1996 and July 29, 1995	      18

	Consolidated Statements of Cash Flows for the fiscal years 1996, 1995
 and 1994                                                               	19

	Consolidated Statements of Stockholders' Deficit for the fiscal years
 1996, 1995 and 1994                                                    	20

	Notes to Consolidated Financial Statements                             	21

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Datapoint Corporation

We have audited the accompanying consolidated balance sheets of Datapoint Corporation and subsidiaries (the Company) as of July 27, 1996 and July 29, 1995 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three fiscal years in the period ended July 27, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 27, 1996 and July 29, 1995 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 27, 1996 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.


                                                		Ernst & Young LLP



Dallas, Texas
October 21, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries Fiscal Years 1996, 1995 and 1994
(In thousands, except share and per share data)
	                                                                 1996 	       1995 	      1994
Revenue:
	Sales                                           	              $98,876	     $84,187 	   $84,753
	Service and other	                                              80,665	      90,714 	    88,183
		Total revenue	                                                179,541	     174,901 	   172,936

Operating costs and expenses:
	Cost of sales	                                                  72,483	      65,234 	    49,912
	Cost of service and other	                                      51,524	      52,163 	    57,459
	Research and development	                                        2,661	       4,303 	     5,268
	Selling, general and administrative	                            51,593	      62,220 	    68,808
	Write-off of investment in foreign operations	                       -	           - 	    57,657
	Reorganization/restructuring costs 	                               263 	      9,213 	    14,853
		Total operating costs and expenses	                           178,524	     193,133 	   253,957

Operating income (loss)                                           1,017	     (18,232)    (81,021)

Non-operating income (expense):
	Interest expense	                                               (8,619)	     (9,332)     (9,097)
	Realized gain on sale of European based Auto Dealer Systems	    32,200	           -           -
	Other, net	                                                     (1,891)	       (580)     (4,293)
		Income (loss) before income taxes, extraordinary credit
		  and effect of change in accounting principle	                22,707	     (28,144)    (94,411)
Income taxes 	                                                    3,692	         199 	       354
		Income (loss) before  extraordinary credit and effect
		  of change in accounting principle	                           19,015	     (28,343)    (94,765)

Extraordinary credit-debt extinguishment                            327	           -           -
		Income (loss) before effect of change in
		  accounting principle	                                        19,342	     (28,343)    (94,765)

Effect of change in accounting principle	                             -	           - 	     1,340
Net income (loss)	                                              $19,342     $(28,343)   $(93,425)
Net income (loss), less preferred stock dividends
	 paid or accumulated 	                                         $17,457     $(30,158) 	 $(95,209)

Net income (loss) per common share:
	 Before extraordinary credit and effect of change in accounting
    principle                                                     $1.27       $(2.29) 	   $(6.69)
	 Extraordinary credit-debt extinguishment	                         .03            -           -
  Effect of change in accounting principle                            -            -         .09
		Net income (loss)	                                              $1.30       $(2.29)     $(6.60)

Net income per common share assuming full dilution:
	Before extraordinary credit and effect of change in accounting
	  principle                                              	       $1.11	           -           -
	Extraordinary credit-debt extinguishment	                          .02 	          - 	         -
		Net income 	                                                    $1.13	           -           -

Average common shares outstanding:
	 Primary	                                                   13,455,878	  13,194,667  14,430,574
	 Assuming full dilution	 	                                  17,192,020	         n/a         n/a
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries July 27, 1996 and July 29, 1995
(In thousands, except share data)
                                                                              1996            1995
Assets
Current assets:
	Cash and cash equivalents	                                                   $23,184        $8,493
	Restricted cash and cash equivalents	                                            864	        2,549
	Accounts receivable, net of allowance for doubtful
	  accounts of $2,791 and $3,012, respectively	                                38,735	       43,072
	Inventories	                                                                   3,726	        9,754
	Prepaid expenses and other current assets	                                     3,486	        3,638
		Total current assets	                                                        69,995	       67,506

Fixed assets, net	                                                             14,625	       18,877
Other assets, net	                                                              9,198	       15,368
                                                                         		   $93,818	     $101,751

Liabilities and Stockholders' Deficit

Current liabilities:
	Payables to banks	                                                            $9,831 	     $16,757
	Current maturities of long-term debt and
		long-term debt subject to accelerated maturity	                               3,114	        9,217
	Accounts payable	                                                             20,280	       23,286
	Accrued expenses	                                                             29,256	       34,857
	Deferred revenue	                                                             11,642	       15,291
	Income taxes payable	                                                          2,842	          848
		Total current liabilities	                                                   76,965 	     100,256

Long-term debt, exclusive of current maturities	                               63,945        64,923
Other liabilities	                                                              8,110	       10,688

Commitments and contingencies

Stockholders' deficit:
	Preferred stock of $1.00 par value.  Shares authorized 10,000,000; shares
	  issued and outstanding 1,868,071 in 1996 and 1,846,456 in 1995
	  (aggregate liquidation preference, including dividends in arrears,
	  $41,061 in 1996 and $38,744 in 1995).                                        1,868	        1,846
	Common stock of $0.25 par value.  Shares authorized 40,000,000; shares
	  issued 20,991,217, including treasury shares of
	  7,043,593 in 1996 and 7,866,832 in 1995.	                                    5,248 	       5,248
	Other capital	                                                               212,655 	     212,630
	Foreign currency translation adjustment 	                                     11,567	       13,004
	Retained deficit	                                                           (248,226)	    (261,742)
	Treasury stock, at cost 	                                                    (38,314)	     (45,102)
		Total stockholders' deficit	                                                (55,202)	     (74,116)
                                                                        	  	$  93,818      $101,751

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries Fiscal Years 1996, 1995 and 1994
(In thousands)
                                                                  1996         1995       1994
Cash flows from operating activities:
	Net income (loss)                                               		$19,342   	$(28,343)   $(93,425)
	Adjustments to reconcile net loss to net cash
	used in operating activities:
		Losses incurred in lag month eliminated		                              -	          -	     (5,470)
		Effect of change in accounting principle		                             -	          -	     (1,340)
		Depreciation and amortization		                                    6,969	      9,830	     10,729
		Write-off of investment in foreign operations		                        -	          - 	    57,657
		Write-off of investment in partially-owned company		                   -	          - 	     3,210
		Proceeds from settlement of litigation		                               -	      5,540	          -
		Realized gain on fixed assets fire settlement		                        -	          -	       (534)
		Provision for losses on accounts receivable		                        170	      2,147 	       803
		Provision for fixed asset write-off		                                  -	      1,895	          -
		Realized gain on sale of property		                                    -      (1,709)	         -
		Realized gain on sale of EADS	                                  	(32,200)	         -	          -
		Gain on debt extinguishment	                                        (327)	         -	          -
		Changes in assets and liabilities:
		Decrease in receivables		                                          1,467	      4,111 	       801
		Decrease in inventory		                                            5,436	      8,885 	     1,007
		Increase (decrease) in accounts payable and accrued expenses		    (6,503)	    (9,700)	    19,747
		Increase in other liabilities and deferred credits		               2,482	        614 	       388
		  Decrease in deferred taxes - EADS sale	                          1,673           -           -
		  Use of restricted funds held in trust		                          3,018	          -	          -
		Other, net		                                                        (232)	     1,138         139
		Net cash provided from (used in) operating activities		            1,295	     (5,592) 	   (6,288)

Cash flows from investing activities:
	Payments for fixed assets		                                        (3,725)	    (4,660)	   (10,828)
	Proceeds from the sale of EADS		                                   29,450	          -	          -
	Proceeds from disposition of fixed assets		                           278 	     7,948 	     2,426
	Other, net 		                                                        (217)	       699 	      (648)
		Net cash provided from (used in) investing activities		           25,786	      3,987	     (9,050)

Cash flows from financing activities:
	Payments on borrowings		                                          (44,963)	   (33,149)	   (32,606)
	Proceeds from borrowings		                                         31,383      31,840 	    33,126
	Payments of dividends on preferred stock		                              -	          -	     (1,784)
	Restricted cash for letters of credit		                             1,685	      1,763 	       147
	Proceeds on sale of common stock		                                      -	      2,536 	        52
		Net cash provided from (used in) financing activities	        	  (11,895)	     2,990	     (1,065)

Effect of foreign currency translation on cash               		       (495)	       867 	       192
Net increase (decrease) in cash and cash equivalents	          	    14,691	      2,252     (16,211)
Cash and cash equivalents at beginning of year		                     8,493	      6,241 	    22,452
Cash and cash equivalents at end of year		                         $23,184	     $8,493 	    $6,241

Cash payments for:
Interest		                                                          $8,625	     $8,112 	    $8,781
Income taxes (refunds), net		                                          514	       (152) 	      362

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Datapoint Corporation and Subsidiaries Fiscal Years 1996, 1995, and 1994
(In thousands)

			                                                               	            Foreign
		                                                       $1.00                 Currency
	                                               Common	  Preferred 	 Other 	   Translation   Retained     Treasury
		                                              Stock 	  Stock	      Capital 	 Adjustment    Deficit      Stock
Balance at July 31, 1993                       	$5,248   $1,784  	   $212,599 	$ 7,707 	     $(125,581)	  $(54,736)
Losses incurred in lag month eliminated	             - 	      - 	           - 	      - 	        (5,470)	         -
Net loss	                                            - 	      - 	           - 	      - 	       (93,425)	         -
Common stock options exercised	                      -        - 	           - 	      - 	          (717)	       935
Dividends paid on preferred stock	                   - 	      - 	           - 	      - 	        (1,784)	         -
Foreign currency translation adjustment	             - 	      - 	           - 	  2,845               - 	         -
Common stock issued to 401(k) Plan	                  -  	     - 	           - 	      - 	             -	          6
Common stock purchased from 401(k) Plan	             - 	      - 	           - 	      - 	             -	       (172)
Balance at July 30, 1994                       	$5,248	  $1,784 	    $212,599 	$10,552 	     $(226,977)	  $(53,967)
Net loss	                                            -	       -	            -	       -         (28,343)	         -
Common stock options exercised	                      -	       -	            -	       -          (1,036)	     1,292
Foreign currency translation adjustment	             -	       -	            -	   2,452               -           -
Regulation S public filing	                          -	       -	            -	       -          (4,029)      5,776
Consulting Compensation	                             -	       -	            -	       	            (445)	       594
Employment separation	                               -	       -	            -	       -            (814)      1,064
Executive Retirement Plan contribution	              -	      62            31        -               -           -
Common stock issued to 401(k) Plan	                  -	       -	            -        -             (98)        139
Balance at July 29, 1995                       	$5,248  	$1,846	     $212,630  $13,004       $(261,742)   $(45,102)
Net income	                                          -	       -	            -	       -          19,342 	        	-
Foreign currency translation adjustment	             -	       -	            -	  (1,437)              -	          -
Lawsuit settlement	                                  -	       -	            -	       -            (133)	       165
Executive Compensation	                              -	       -	            -	       -            (132)	       165
Lawsuit settlement	                                  -	       -	            -	       -            (700)	       825
Employment separation 	                              -	       -	            -	       -          (2,082) 	    2,413
Consulting Compensation 	                            -	       -	            -	       -            (128)	       149
Executive retirement	                                -	       -	            -	       -          (1,031)      1,238
Preferred stock conversion	                          -	     (28)            -        -            (439)	       467
Executive retirement plan contribution 	             -	      50            25	       -	              -	          -
Common issued to 401(k) plan	                        -        -	            -        -	         (1,181)      1,366
Balance at July 27, 1996	                       $5,248   $1,868      $212,655  $11,567       $(248,226)   $(38,314)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Datapoint Corporation and Subsidiaries July 27, 1996, July 29, 1995 and July 30, 1994
(Dollars in thousands, except share data)

1.  Summary of Significant Accounting Policies

Liquidity

The Company believes its available cash, cash equivalents and funds generated by operations will be sufficient to provide its working capital and cash requirements for fiscal 1997. In addition, management believes the Company will be able to discharge its obligations in the long term with cash generated from operations and other sources such as sale of selected assets or operations, and capital transactions.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday following the last Friday in July. References to 1996, 1995 and 1994 are for the fiscal years ended July 27, 1996, July 29, 1995 and July 30, 1994.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly-liquid investments with maturities of three months or less from date of acquisition and as a result the carrying value approximates fair value because of the short maturity of those instruments. At July 27, 1996, the Company had $864 in restricted cash. The amount collateralizes various lines of credit payable to banks which are recorded as current liabilities.

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

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company will adopt Statement No. 121 in the first quarter of 1997. However, based on presently available estimates, adoption of the new impairment rules is not expected to have a material impact on the Company's financial statements.

Debt

The carrying amounts and the fair values of the Company's debt at July 27, 1996 are:

                              			                   Carrying	    Fair
			                                                 Amount   	   Value
	8-7/8% convertible subordinated debentures	        $63,652     	$35,725

The fair value of the Company's 8-7/8% convertible subordinated debentures is based on a quoted market price at July 26, 1996.

Translation of Foreign Currencies

Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year.

Reclassifications

Certain reclassifications to the financial statements for prior years have been made to conform to the 1996 presentation.

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

In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes", which superseded SFAS No. 96 and APB Opinion No. 11. The adoption of this new standard had a favorable cumulative accounting change effect of $1,340 recorded in the first quarter of fiscal 1994 (see note 4).

Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each year presented. The Company's common stock equivalents, which include convertible debt, were antidilutive in each year presented and therefore, were excluded from the computations. The 1996, 1995 and 1994 computations include the effect of dividends paid or accumulated on preferred stock of $1,885, $1,815, and $1,784, respectively. For 1996, convertible preferred stock has been included in the fully diluted calculation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Reorganization/Restructuring Costs


                                              	  1996 	   1995  	    1994

Employee termination costs	                      $251  	$6,842	   $14,853
Lease termination costs	                            -	     296	         -
Asset write-offs	                                  12	   2,075	         -
		                                               $263	  $9,213	   $14,853

The Company's 1996 and 1995 restructuring charges primarily have been driven by management's efforts to implement cost cutting measures in light of its overall plan to return to profitability. In addition, continued competitive pressures in the Company's industry and a slowdown of customer orders have influenced the level of restructuring charges.

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

3.  Non-operating Income (Expense)
                              	                        1996 	    1995	    1994
Interest earned 	                                      $421	     $959 	   $313
Realized gain on fixed assets fire settlement	            -	        - 	    534
Write-off of investment in partially owned company	       -         -	  (3,210)
Foreign currency gains (losses)	                        728	   (1,480)	   (718)
Realized gain on sale of property	                        -	    1,709 	      -
Litigation settlements 	                             (2,945)    1,000        -
Other  	                                                (95)	  (2,768)	  (1,212)
 	                                                  $(1,891)	   $(580)	 $(4,293)

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

                                            	     1996 	      1995 	     1994
Income (loss) before income taxes,
  extraordinary credit and effect of
  change in accounting principle:
	    U.S.   	                                  $  (771)   $(22,305) 	$(11,430)
	    Outside the U.S.	                          23,478      (5,839) 	 (82,981)
			                                            $22,707   	$(28,144)	 $(94,411)
Provision for income taxes:
	U.S. federal:
		Current	                                          $6	        $53 	      $73

	Outside the U.S.:
		Current	                                       2,266	        229 	      (61)
		Deferred	                                      1,420	        (83) 	     342
			                                              3,686	        146 	      281
Total provision	                                $3,692	       $199 	     $354

The differences between the tax provision in the financial statements and the tax benefit computed at the U.S. federal statutory rates are:

                                          		      1996 	      1995 	     1994
Income taxes (tax benefits) at statutory rate	  $7,947     $(9,850)  $(33,043)
Increase in taxes resulting from:
	Benefit of U.S. tax loss not recognized 	         262	      7,791 	    3,298
	Foreign losses and other transactions on which
	  a tax benefit could not be recognized	          573	      1,952 	    9,288
	Nondeductible amortization and write-off of
	  intangible assets	                                -	          - 	   20,875
	Effect of foreign tax refunds and U.S. tax
	  associated with dividends paid 	                  6	          53 	      73
	Effect of federal tax rate less than (greater than)
	  foreign tax rates	                             (539)	        364 	     142
	Benefit of operating loss carryforwards	       (4,566)	       (127)	    (286)
	Other, net	                                         9	          16 	       7
Provision for income taxes	                     $3,692  	      $199 	    $354

The undistributed earnings, indefinitely reinvested in international business, of the Company's foreign subsidiaries aggregated approximately $27,500 at July 27, 1996. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

The primary components of deferred income tax assets and liabilities are as follows:

                                          	      1996 	     1995
Deferred income tax assets:
	Property, plant and equipment	                $7,794  	  $4,475
	Loss and credit carryforwards	                71,519  	  76,898
	Accrued restructuring costs	                     335	     1,417
	Other	                                         8,956 	    7,138
	                                              88,604  	  89,928
Less:  valuation allowance	                    86,411  	  86,008
	                                               2,193	     3,920
Deferred income tax liabilities:
	Accrued retirement costs	                     (1,930) 	  (2,457)
	Other	                                        (1,144)	     (925)
	                                              (3,074) 	  (3,382)
Net deferred income tax asset (liability)	      $(881)	     $538

At July 27, 1996, the net deferred income tax liability of $(881) was presented in the balance sheet, based on tax jurisdiction, as deferred income tax assets of $1,642 and deferred income tax liabilities of $2,523. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdiction prior to the expiration of loss and credit carryforwards. Management believes that more likely than not the deferred tax assets will not be realized and has therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

At July 27, 1996, the Company had tax operating loss carryforwards approximating $165,000 and $28,000 for federal and foreign tax purposes, respectively, expiring in various amounts beginning in 2001 and 1997, respectively. Federal long-term capital loss carryforwards of $1,500 expire in various amounts beginning in 1997. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company.

The Company had unused investment, research, and alternative minimum tax credits for income tax purposes at July 27, 1996 of approximately $3,300 expiring at various dates through 2001 which may be used to offset future tax liabilities of the Company. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

5.  Inventories
                                           				     1996 	     1995

Finished products			                                $731  	  $6,105
Work in process			                                   389 	    2,613
Raw materials			                                   2,606 	    1,036
                 			                              $3,726  	  $9,754

6.  Fixed Assets
                                                          	Accumulated
                                               	   Cost	   Depreciation    Net
July 27, 1996
Property, plant and equipment:
	Buildings and land improvements  	               $17,093 	   $12,598 	  $4,495
	Machinery, equipment, furniture and fixtures 	    91,553 	    84,946 	   6,607
	Land 	                                             1,414 	         - 	   1,414
			                                               110,060 	    97,544	   12,516
Field support spares	                              14,161 	    12,238 	   1,923
Equipment leased to customers  	                    5,125 	     4,939 	     186
			                                              $129,346   	$114,721 	 $14,625
July 29, 1995
Property, plant and equipment:
	Buildings and land improvements               	  $26,008 	   $18,390 	  $7,618
	Machinery, equipment, furniture and fixtures 	    88,744 	    81,967 	   6,777
	Land 	                                             1,479 	         - 	   1,479
			                                               116,231 	   100,357 	  15,874
Field support spares	                              14,926 	    12,147 	   2,779
Equipment leased to customers  	                    5,630 	     5,406 	     224
			                                              $136,787 	  $117,910 	 $18,877
7.  Lease Commitments

The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases for 1996, 1995 and 1994 was $7,386, $10,922, and $9,137, respectively. Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

At July 27, 1996, future minimum lease payments for noncancelable leases totaled $20,610 and are payable as follows: 1997-$4,869; 1998-$4,302;
1999-$3,277; 2000-$2,552, 2001-$2,505 and $3,105 thereafter.

8.  Payables to Bank

As of July 27, 1996, the Company had included in payables to banks an amount of $4,979 payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the receivables of the Company's U.K., Dutch and German subsidiaries.

The Company had a secured credit facility ("Credit Facility") with The CIT Group, with a maximum borrowing level of $2,000 (given sufficient collateral was available). The Credit Facility consisted of a term loan and a revolving loan. The term loan and the revolving loan were paid off in 1995 and 1996, respectively and the entire Credit Facility was terminated upon payment.

The weighted average interest rate for short term borrowings as of the fiscal year end was 9.0% , 10.1%, 10.5% for 1996, 1995, and 1994, respectively.

The Company has available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at July 27, 1996 totaled $2.7 million after borrowings of $9.8 million.

9.  Accrued Expenses
                                                 	     1996 	     1995

Salaries, commissions, bonuses and other benefits	   $9,247	    $9,661
Taxes other than income taxes	                       11,161 	    8,687
Reorganization/restructuring costs	                     655 	    4,168
Payable to foreign government	                            - 	    5,570
Other 	                                               8,193	     6,771
	                                                   $29,256   	$34,857

10.  Long-Term Debt
                                                		     1996 	     1995

8-7/8% convertible subordinated debentures        		$63,652   	$64,394
6.5% to 9.0% real estate notes			                       530 	      762
Non interest bearing note-NTI (net of discount
	of $2,354 in 1995)		                                     -	     6,646
Other obligations 		                                  2,877 	    2,338
                      		                             67,059  	  74,140
Less: current maturities of long-term debt and
	long-term debt subject to accelerated maturity	 	    3,114 	    9,217
      		                                            $63,945   	$64,923

Interest on the 8-7/8% convertible subordinated debentures is payable semiannually on June 1 and December 1. The debentures are subordinated in right of payments to all senior indebtedness, as defined, and are convertible into common stock of the Company at any time prior to the close of business on June 1, 2006, unless previously redeemed. Each one thousand dollar principal amount debenture is convertible into 55.231 shares of common stock and, as of July 27, 1996, there were 3,515,564 shares reserved for possible issuance.
The debentures are entitled to a mandatory sinking fund, which commenced
June 1, 1991, of $5,000 annually. The Company, at its option, may increase the sinking fund payment to $10,000 and may also receive credit against mandatory sinking fund payments for debentures acquired through means other than the sinking fund. The Company has applied $30,000 in previous debenture retirements against the sinking fund requirements for 1991 through 1996. The Company also intends to apply previous debenture retirements of $5,606 through July 27, 1996 against the sinking fund requirements for 1997 through 1998. The debentures are also redeemable at the option of the Company, in whole or in part, at any time at 100% of the principal amount together with accrued interest to the date of redemption. During fiscal 1996 from the proceeds received from the sale of EADS, the Company repurchased debentures with a total face value of $742, resulting in an extraordinary gain of $327, with no related income taxes. Subsequent to July 27, 1996, the Company repurchased debentures with a face value of $2,048 resulting in extraordinary gains of $822.

During fiscal 1993, the Company settled two long-standing legal patent actions brought against it by NTI. The Company agreed to a ten-year note payable to NTI which required annual $1,000 payments beginning in December 1993. The note was recorded at a discount reflecting an annual rate of interest of 10%. The Company was also contingently obligated to make payments to NTI dependent upon the Company's future profitability. The contingent payments, up to a cumulative maximum of $12.5 million, were to have been paid in annual installments calculated at 33-1/3% of the Company's pre-tax annual profits, excluding extraordinary items, in excess of $10.0 million in each of the 10 fiscal years beginning with fiscal 1993. During 1995 and 1994, the Company incurred no liability to make such contingent payments as a result of the net losses incurred. On June 25, 1996, the Company paid NTI $2.2 million representing the two deferred principal payments on the secured debt which were due December 1994 and December 1995 and accrued and unpaid interest. Additionally, on July 1, 1996, the Company entered into a prepayment agreement with NTI pursuant to which the Company paid $5.05 million to NTI in full satisfaction of all amounts due and to be due under the note. The prepayment agreement fully relieves the Company of its obligation to make annual $1.0 million payments to NTI that commenced in December 1993 and of which seven payments remained to be made, as well as certain contingent payment obligations.

Aggregate scheduled maturities of long-term debt are as follows: 1997--$3,114; 1998--$3,853; 1999--$5,092; 2000--$5,000; 2001--$5,000 and $45,000 thereafter.

11.  Stockholders' Deficit

During 1996 fiscal year, the Company issued 442,488 shares of common stock held in treasury as a result of employee separations.

Throughout 1996, the Company issued 166,151 shares from common stock held in treasury to participants in the U.S. 401(k) retirement and savings plan.

The Company settled two different lawsuits during fiscal 1996 by issuing 20,000 shares and 100,000 shares of common stock held in treasury.

During 1996 fiscal year, the Board of Directors elected to make a corporate contribution to the Datapoint Corporation Supplemental Executive Retirement Plan of 50,000 shares of the Company's $1.00 preferred stock with a $20.00 per share liquidation preference. The contribution was made on behalf of certain participants only.

The $1.00 preferred stock has a liquidation preference of $20.00 per share and cumulative dividends of $1.00 annually. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock has the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. Under this right of exchange, 28,300 shares of $1.00 preferred stock were converted to 56,600 shares of common stock during 1996. In addition, as a result of the dividend arrearages the number of directors constituting the Board of Directors of the Company will be increased by two and holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock), voting as a single class, will have the opportunity to elect two directors of the Company to fill such newly created directorships at the next annual meeting of stockholders. These rights continue until such time as the arrearages have been paid in full. Dividends of $3,700 and $1,815 were accumulated and unpaid at July 27, 1996 and July 29, 1995, respectively.

In addition, on July 24, 1996, the Company announced that its Board of Directors determined to offer for exchange for each share of its $1.00 Exchangeable Preferred Stock ($1.00 par value) 3.25 shares of its Common Stock ($.25 par value) and to submit a proposal to stockholders under which each share of its $1.00 Exchangeable Preferred Stock would be converted into 3.25 shares of Common Stock. The Company had previously announced on April 16, 1996, that it intended to submit to its stockholders a proposal to effect the conversion of the $1.00 Exchangeable Preferred Stock into 2.75 shares of its Common Stock. The affirmative vote of two-thirds of the outstanding shares of the holders of the $1.00 Exchangeable Preferred Stock and a majority vote of the outstanding shares of the Common Stock will be required to adopt the proposal which the Company expects to submit at its Annual Meeting of Stockholders expected to be held on December 10, 1996. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount to six full quarterly dividends. As a result, each holder of $1.00 preferred stock currently has the right to exchange each such share into two shares of the Company's common stock.

12.  Stock Option Plans

At July 27, 1996, 2,248,404 shares were reserved for issuance in connection with the Company's stock option plans. Total options outstanding for all plans total 1,378,171 and are exercisable at an average price of $3.14.

Under the Company's employee stock option plans, officers and other key employees may be granted options to purchase common stock and related stock appreciation rights. Under the terms of these plans, options may be granted at no less than 75% of fair market value and expire no later than ten years from the date of grant. The Board may grant options exercisable in full or in installments, and has generally granted options at fair market value exercisable in two to four installments beginning one year from the date of grant. As of July 27, 1996 and July 29, 1995, options for 593,387 and 499,285 shares, respectively, under all employee plans were exercisable and no stock appreciation rights had been granted. Options outstanding as of July 27, 1996 have an average exercise price of $3.70 and expire during the period September 1997 through March 2006.

	                                      Employee Stock Option Plans
                                 	Price Range    	   Number of Shares
                     	             of Shares       	Under   	 Available
                                	Under Option    	 Option    	for Option
Outstanding at July 31, 1993	     $1.38-8.00	    1,195,658	     951,653
Granted	                           2.50-7.25	      276,989	    (276,989)
Exercised	                         1.38-5.62	     (103,274)	          -
Canceled	                          1.38-7.13	      (84,500)	     84,500
Expired	                                   -	            -	      (1,500)
Outstanding at July 30, 1994     	$1.38-8.00    	1,284,873	     757,664
Granted	                           2.69-3.94	      557,000	    (557,000)
Exercised	                         1.38-1.63	     (156,666)	          -
Canceled	                          1.63-7.38	     (243,215)	    243,215
Expired	                                   -	            -	     (18,049)
Outstanding at July 29, 1995     	$1.38-8.00    	1,441,992 	    425,830
Granted	                           1.06-1.94 	     413,500 	   (413,500)
Canceled	                          1.38-6.75 	    (667,321)	    667,321
Expired                                    -             -     (109,418)
Outstanding at July 27, 1996     	$1.06-8.00    	1,188,171 	    570,233

During 1992, the 1985 Director Stock Option Plan was terminated.  As of
July 27, 1996, there were continuing options for 25,000 shares outstanding from this plan which expire five years from the date of grant. The 1985 Plan was replaced by the 1991 Director Stock Option Plan. This plan greatly resembles the terminated 1985 Plan and provides for a one-time grant of an option to purchase, at fair market value as of the date of the grant, 25,000 shares of common stock to each director, and an additional 50,000 shares to the present and any newly elected Chairman of the Board. The 1991 Plan does not grant any options to individuals holding options under the 1985 Plan. The Plan includes both employee and non-employee directors and options expire five years from the date of grant. Total director options outstanding as of July 27, 1996 have an average exercise price of $3.12 and expire during the period November 1996 through December 1998.

                              	          Director Stock Option Plans
	                                      Price Range  	 Number of Shares
	                                       of Shares    	 Under  	 Available
                                      	Under Option 	 Option   	for Option
Outstanding at July 31, 1993	            $1.88-3.06	  250,000	  275,000
Granted	                                       6.31	   25,000   (25,000)
Exercised	                                     2.50	  (10,000)        -
Outstanding at July 30, 1994	            $1.88-6.31   265,000	  250,000
Canceled	                                      2.50	  (50,000)   50,000
Outstanding at July 29, 1995	            $1.88-6.31 	 215,000 	 300,000
Expired	                                       1.88	  (25,000)        -
Outstanding at July 27, 1996  	          $2.50-6.31 	 190,000 	 300,000

The FASB has issued Statement No. 123, "Accounting for Stock-Based Compensation", which requires either recognition or disclosure of a charge for the value of stock options granted. The Company will adopt this statement in 1997 at which time it will elect to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and will make the footnote disclosures required by Statement No. 123.

13.  Information Relating to Business Segments and International Operations

Business Segment Information

The Company operates in one industry and is an international computer and communications systems marketer, manufacturer and developer. Additionally, the Company provides maintenance services on its products in the United States through a non-exclusive agreement with DSI and services its products outside the United States through its international distributors and subsidiaries.

International Operations

The Company conducts the majority of its international marketing and service operations through its subsidiaries and, to a lesser extent, through various distributorship arrangements. For products manufactured domestically, the Company's policy is to transfer such products to and between affiliates at prices which reflect market conditions. Financial information on a geographic basis follows:

                                       	           1996 	    1995 	    1994
Revenue - unaffiliated customers:
  United States 	- domestic       	               $4,090	   $7,122 	  $7,617
	               	- export sales                    3,529     3,899     6,174
  Europe                 	                       170,806	  162,146 	 156,403
  Other international            	                 1,116	    1,734 	   2,742
    Total revenue from unaffiliated customers	   179,541	  174,901   172,936

Revenue - intercompany:
  United States	                                  4,572      6,390 	   20,868
  Europe	                                           105        427 	      518
  Other international	                                -          - 	        7
  Eliminations                   	               (4,677)    (6,817)   (21,393)
    Total consolidated revenue	                $179,541  	$174,901  	$172,936

Operating income (loss):
  United States	                               $(11,671)  $(25,201)  $ (8,728)
  Europe	                                        11,832      7,661    (72,517)
  Other international	                              444       (979)      (904)
  Eliminations            	                         412        287      1,128
    Total operating income (loss)	             $  1,017   $(18,232)  $(81,021)

Identifiable assets:
  United States	                               $ 16,471	  $ 21,469 	 $ 43,595
  Europe	                                        82,497	    83,894 	   87,159
  Other international	                              239	     1,116 	    1,250
   Eliminations	                                 (5,389)	   (4,728)    (4,570)
    Total identifiable assets	                 $ 93,818  	$101,751  	$127,434

14.  Retirement Income Plans

Retirement expenses incurred by the Company were as follows:

                                  	     1996 	   1995 	   1994
U.S.:
  Matching contributions      	      $   55	  $  119 	   $143

Outside the U.S.:
  Defined benefit plans	              1,279	     510 	    119
  Other plans                        	  970      675 	    600
                            	         2,249	   1,185 	    719

                                    	$2,304  	$1,304 	   $862

U.S. Plans

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

In addition, the Company maintains a Supplemental Executive Retirement Plan for certain executive employee selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation.
In addition, at the Boards' discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. During the fiscal years ended July 29, 1995 and July 27, 1996, the Company contributed 62,000 and 50,000 shares of its Preferred Stock, respectively, to the plan for credit to the accounts of various executive officers. Under the terms of the plan benefits accrue to the various executive officer upon satisfaction of the plan's vesting criteria which is based upon length of employment with the Company.

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


                                   	   1996 	   1995 	   1994

Defined benefit plans:

 Service cost             	          $  659	  $  998 	  $  773
 Interest cost               	        2,219	   1,931 	   1,770
 Actual return on assets       	     (2,508)	   (887)	    (926)
 Net amortization and deferral          909 	 (1,532) 	 (1,498)

Net pension cost                    	$1,279	  $  510 	  $  119

The funded plan status at July 27, 1996 and July 29, 1995 was:

	                                      1996                 1995
                                 	Over-    	Under-   		Over-    	Under-
                         	        funded   	funded  	 	funded   	funded
Actuarial present value of:

 Vested benefits                	$22,533	   $4,083	   $17,141 	  $6,454

Accumulated benefit
  obligations                   	$22,912	   $4,202  	 $17,520 	  $6,503

 Projected benefit
  obligations                   	$23,861	   $4,909   	$18,197 	  $7,466

Plan assets at fair value       	$24,476	   $1,181	   $20,303 	  $2,632
Plan assets in excess of
 (less than) projected
 benefit obligation	                 615	   (3,729)	    2,106 	  (4,834)
   Unrecognized net (gain) loss	   4,676    (1,635)	    3,611 	  (2,755)
   Unrecognized transition
     net loss	                       783	       28        797 	     124
Prepaid (accrued) pension
     cost               	         $6,074  	$(5,336)	   $6,514  	$(7,465)

Unrecognized gains and losses are amortized on a straight-line basis over five years.

Actuarial assumptions used to determine funded status for 1996 and 1995 varied between subsidiaries. Discount rates used to determine projected benefit obligations range from 5.0% to 9.0% in both 1996 and 1995. Rates of increase in future compensation levels range from 3.0% to 3.5% in both 1996 and 1995. The long-term rates of return on plan investments range from 5.0% to 10.0% in both 1996 and 1995.

15.  Certain Relationships and Related Transactions

Director Agranoff had provided various tax, legal and real estate consulting services prior to serving as Vice President, General Counsel and Corporate Secretary for the Company. During 1994, the Company paid Mr. Agranoff $126 for those services. During the fiscal years 1996, 1995 and 1994, Datapoint paid legal fees of $485, $51 and $5, respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, to which firm Mr. Agranoff is of counsel, for legal services provided by attorneys other than Mr. Agranoff.

Director Thomas worked from August 1994 until May 1, 1995 as a special consultant for which he received compensation of $0.5 per day payable in shares of common stock. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he had taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995, through July 31, 1995, he was paid at the rate of $0.5 per day for his services, plus travel and housing expenses, plus additional compensation of a flat $2 per week for expenses. On July 31, 1995, Director Thomas's consulting contract was extended until December 31, 1995 and then was to continue on a month-to-month basis to July 31, 1996. Upon the resignation of Doris Bencsik as President and Chief Operating Officer, Director Thomas was appointed on December 5, 1995 to the position of Executive Vice President and Chief Operating Officer. Director Thomas was also entitled under the extended contract to participate in the Standard Health Benefit program until he was appointed Executive Vice President and Chief Operating Officer. At such time, he converted to the Executive Health Benefit program. During fiscal 1995, the Board also approved a one time special issuance of 45,000 shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term Director Thomas acted as a special consultant he did not accrue or receive any regular Board or committee fees.

Director Ruffat had a consulting agreement from January 1994 through June 1995 under which he received a monthly compensation of $10. For 1996 and 1995 Director Ruffat was paid $50 and $80, respectively, for consulting services.

During fiscal 1996, the Company paid office rent and secretarial expenses of $39 to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

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

In addition, in 1994, the Company began patent infringement lawsuits against several defendants related to the Company's video conferencing patents and dual protocol local area networking patents. In 1995, the Company negotiated two settlements for an aggregate of $1.0 million and negotiated one settlement in 1996 for an undisclosed amount. Patent infringement suits against other defendants are pending. The aggregate amounts sought in these suits are substantial. However, no provision has been made in the accompanying financial statements for any possible gains or cash infusions resulting from favorable judgments in these suits.

In December 1994, a lawsuit was brought against the Company involving the earlier sale of real estate by the Company. In April 1996, an adverse jury verdict was rendered against the Company and two of its executive officers. During the fourth quarter of 1996, a settlement was reached among the litigants. As such, the District Court entered a Judgment Non Obstante Veredicto (Judgment Notwithstanding the Verdict) that set aside the jury's findings against the Company and its two executive officers and set aside all damages. The $3.3 million settlement, which was reached to avoid the considerable expense, including the business disruption of a protracted appeal and legal process, had no material impact on the Company's then current cash position as it included payment of funds from a non-working capital trust fund which were otherwise not available to the Company, issuance of a short term note, and issuance of shares of the Company's common stock.

17.  Divestitures

On May 28, 1996, the Company entered into an agreement with Kalamazoo providing for the sale by Datapoint to Kalamazoo of Datapoint's EADS business, other than its United Kingdom operations, for a purchase price of $33.0 million.

As part of the agreement in connection with the sale of the EADS business, the Company agreed to continue to sell hardware to Kalamazoo at various discounts from its normal hardware prices and to continue to provide hardware service maintenance to Kalamazoo at a 15% discount from the Company's normal hardware service maintenance prices. While there can be no assurances that the future volume levels will remain the same, revenues related to the EADS continuing business were $12.6 million and $14.7 million for the years ended July 27, 1996 and July 29, 1995, respectively. The Company transferred to Kalamazoo all of its employees who were dedicated to the EADS business. The amounts below represent the operations of EADS sold to Kalamazoo plus the effect of discounts on the continuing EADS's business which are included in the accompanying statements of operations. Because the Company's accounting records do not completely segregate the EADS business' historical performance, certain allocations were required based upon employee effort analyses of EADS and other appropriate measures.

                                      					1996 	 	   1995

         Revenues				                    	$17,028    $18,459
         Costs and expenses                13,914     15,411

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	Not Applicable.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices with Company of the current directors and executive officers of the Company are set forth below.

                                                                      Director/
                  Age as of                                           Officer
Name            July 15, 1996  Position                                Since
A. B. Edelman        56        Director-Chairman of the Board           1985
                               and Chief Executive Officer
B. D. Thomas         45        Executive Vice President and             1992
                               Chief Operating Officer
P. P. Krumb          54        Vice President and Chief Financial       1994
                               Officer
G. N. Agranoff       49        Vice President, General Counsel,         1994
                               Corporate Secretary and Director
D. Berger            47        Vice President, Sales and Distribution   1993
J. Berger            53        Vice President, Sales and Marketing      1991
I. J. Garfinkel      59        Director                                 1991
D. R. Kail           61        Director                                 1985
D. M. M. Ruffat      60        Director                                 1993
R. Edmonds           51        Vice President, Technical Services       1996
W. Gevers            59        Vice President, OSN                      1996
J. Perkins           48        Vice President, Development              1996

The principal occupations and business experience of each the current directors and executive officers of the Company who are not also directors are described below.

ASHER B. EDELMAN, age 56, joined Datapoint's Board of Directors as its Chairman in March 1985, and has served in that capacity and as Chairman of its Executive Committee to the present date, and as Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) since June 1984. Mr. Edelman is a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation. The principal business address of Mr. Edelman is 85 Av. General Guisan, CH-1009 Pully, Switzerland.

BLAKE D. THOMAS, age 45, is currently the Executive Vice President and Chief Operating Officer of the Company. In addition, he has been engaged in the business of investing in listed securities for more than five years. He is President of Blake D. Thomas, Inc., a corporation that until 1991 published The Thomas Report, an investment newspaper that specialized in evaluating stocks traded on the New York Stock Exchange, was General Partner of Mainsail Limited Partnership from 1990 until its dissolution in December 1992, has been since 1990 General Partner of Foresail Limited Partnership, which is engaged in the business of investing in listed securities; and has been since November 1991 President of Symba, Inc., which until April 1996 was the General Partner of Windward Limited Partnership. Windward was engaged in the business of investing in listed securities and was dissolved in April 1996. He has served as a director of Datapoint since 1992. He has also served since August 1994 as a special consultant for the Board on Datapoint general management and business affairs. The principal business address of Mr. Thomas is 4 rue d'Aguesseau 75008, Paris, France.

PHILLIP P. KRUMB, age 54, joined the Company as Vice President and Chief Financial Officer in September 1994. Prior to joining the Company he was employed by IOMEGA Corporation for 7 years as Senior Vice President Finance and Chief Financial Officer. The principal business address of Mr. Krumb is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

GERALD N. AGRANOFF, age 49, is currently Vice President, General Counsel and Corporate Secretary of Datapoint. Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) for more than five years. Mr. Agranoff has also been a General Partner of Plaza Securities Company since January, 1987, and a Trustee of Management Assistance Inc. Liquidating Trust since February 1986. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities, The American Energy Group, Ltd., and Canal Capital Corporation. Mr. Agranoff also has been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years. The principal business address of Mr. Agranoff is 8410 Datapoint Drive, San Antonio, Texas, 78229-8500.

DAVID BERGER, age 47, was promoted to Vice President, Sales and Distribution in July 1993. Mr. Berger joined the Company in 1991 as Managing Director of the Company's United Kingdom subsidiary. Prior to joining the Company, Mr. Berger was employed from 1988 to 1991 by RS2, a U.K. marketing communications company, as Group Managing Director. The principal business address of Mr. Berger is 4 rue d'Aguesseau 75008, Paris, France.

JAN BERGER, age 53, joined the Company as Vice President, Sales and Marketing in June 1991. Prior to joining the Company, Mr. Berger was employed by SCANVEST of Norway, Datapoint's largest independent foreign distributor, for 21 years, most recently as Managing Director, and previously as Director of Marketing. The principal business address of Mr. Berger is 4 rue d'Aguesseau 75008, Paris, France.

IRVING J. GARFINKEL, age 59, has been a General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) for more than five years. Mr. Garfinkel also has been a General Partner and controller of Plaza Securities Company for more than the past five years. He has served as a director of Datapoint since 1991, and is Chairman of the Audit Committee and serves on the Compensation Committee.
The principal business address of Mr. Garfinkel is 717 Fifth Avenue, 4th Floor, Suite 407, New York, New York 10022.

DANIEL R. KAIL, age 61, has been Managing Trustee of Management Assistance Inc. Liquidating Trust since January 1986, and prior thereto had been a director, Executive Vice President and Chief Operating Officer since October 1984 of Management Assistance Inc., a computer manufacturing and servicing company. He also was a director and Executive Vice President of Canal Capital Corporation from 1987 until 1991. He has served as a director of Datapoint since 1985 and is Chairman of the of the Independent Committee and the Compensation Committee and a member of the Audit Committee. The principal business address of Mr. Kail is 980 Post Road East, Suite 3, Westport, Connecticut 06880-5300.

DIDIER M. M. RUFFAT, age 60, is currently the Vice President of Digital Equipment Europe and the Managing Director of Digital Equipment France. He has served for 25 years in various capacities with France's BULL computer group, most recently as President and Chief Executive Officer of BULL Europe, and previously in senior executive positions in sales, marketing and finance. He has served as a director of Datapoint since December 1993 and is a member of the Compensation Committee. The principal business address of Mr. Ruffat is 8 rue de la Renaissance 92187, Antony Cedex, France.

ROGER EDMONDS, age 51, was promoted to Vice President, Technical Services in February 1996. Mr. Edmonds joined the Company's United Kingdom subsidiary in 1972 as Project Leader, and has held various management positions within the Company. Mr. Edmonds is also currently Technical Director of the U.K. subsidiary. The principal business address of Mr. Edmonds is Datapoint House, 400 North Circular Road, London NW10 OJG.

WALTER GEVERS, age 59, was promoted to Vice President, OSN in March 1996. Mr. Gevers joined the Company as Managing Director, Datapoint Belgium in January 1983. Prior to joining the Company, Mr. Gevers was employed by SAIT Electronics, Datapoint's distributor in Belgium, for nineteen years as Sales Manager. The principal business address of Mr. Gevers is rue de la Fusee 100, 1130 Bruxelles, Belgium.

JOHN PERKINS, age 48, was promoted to Vice President, Development in May 1996. Mr. Perkins joined the Company as Director, Engineering in 1981. Prior to joining the Company, Mr. Perkins was employed by General Electric Information Services Company as Market Planner. The principal business address of Mr. Perkins is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

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

Audit, Compensation and Executive Committees

The Company has Audit, Compensation and Executive Committees of the Board of Directors. The Company does not have a Nominating Committee. The current members of the Audit Committee are Irving J. Garfinkel (Chairman) and Daniel R. Kail. The current members of the Compensation Committee are Daniel R. Kail (Chairman), Didier M. M. Ruffat and Irving J. Garfinkel. The members of the Executive Committee are Asher B. Edelman (Chairman) and Blake D. Thomas.

The Audit Committee annually recommends to the Board of Directors independent auditors for the Company and its subsidiaries; meets with the independent auditors concerning the audit; evaluates non-audit services and the financial statements and accounting developments that may affect the Company; meets with management concerning matters similar to those discussed with the outside auditors; and makes reports and recommendations to the Board of Directors and the Company's management and independent auditors from time to time as it deems appropriate. The Committee met 4 times during the fiscal year ended
July 27, 1996.

The Compensation Committee makes salary recommendations regarding senior management to the Board of Directors and administers the Company's Bonus and Stock Option Plan as described below. The Committee met 2 times during the fiscal year ended July 27, 1996.

Independent Committee

In connection with the Exchange Offer, the Board created the Independent Committee, consisting of Director Daniel R. Kail, to consider the terms of the consideration to be offered in the Exchange Offer to the Holders of Preferred Stock. The terms of the Exchange Offer were approved by the Board of Directors upon the recommendation of the Independent Committee.

Meetings of the Board of Directors and Committees

The Board of Directors met 7 times during the fiscal year ended July 27, 1996, and during such fiscal year, each director, except Mr. Ruffat, attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors (held during the period of his/her service) and (b) the total number of meetings held by all committees of the Board on which he/she served (during the period that he/she served). Mr. Ruffat, based in Paris, attended two Board meetings and one Compensation Committee meeting.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Datapoint believes that, during the fiscal year ended July 27, 1996, its officers and directors complied with all filing requirements under Section 16(a) of the Securities and Exchange Act of 1934; except that executive officers Messrs. Edmonds, Gevers, and Perkins failed to file Form 3 required by such Section.

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

Datapoint maintains a retirement plan and a retirement medical care plan to cover non-employee Board members. Both plans presently are purely contractual rather than funded, and are self-insured except that retirees are required to participate in Medicare parts A and B. The retirement plan provides for a maximum annual benefit equal to a director's annual retainer in effect on the date of retirement. A partial benefit will be paid to directors with less than five years' service, and a full benefit will be paid to directors with five or more years of service. The benefit will be payable for the greater of ten years or life, and in the event a retiree should die within ten years of retirement, the remaining benefit will be paid to his estate. The retirement medical care plan affords non-employee directors, upon retirement, benefits and premiums equivalent to COBRA coverage available to certain former employees and/or dependents under Datapoint's group medical plan. Only directors elected to the Board prior to March 25, 1996 are eligible to participate in the retirement plan.

Director Thomas worked from August 1994 until May 1, 1995 as a special consultant for which he received compensation of $500 per day payable in shares of common stock. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he had taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995, through July 31, 1995, he was paid at the rate of $500 per day for his services, plus travel and housing expenses, plus additional compensation of a flat $2,000 per week for expenses. On July 31, 1995, Director Thomas's consulting contract was extended until December 31, 1995 and then was to continue on a month-to-month basis to July 31, 1996. Upon the resignation of Doris Bencsik as President and Chief Operating Officer, Director Thomas was appointed on December 5, 1995 to the position of Executive Vice President and Chief Operating Officer. Director Thomas was also entitled under the extended contract to participate in the Standard Health Benefit program until he was appointed Executive Vice President and Chief Operating Officer. At such time, he converted to the Executive Health Benefit program. During fiscal 1995, the Board also approved a one time special issuance of 45,000 shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term Director Thomas acted as a special consultant he did not accrue or receive any regular Board or committee fees.

Director Ruffat had a consulting agreement from January 1994 through June 1995 under which he received a monthly compensation of $10,000. For 1996 and 1995 Director Ruffat was paid $50,000 and $80,000, respectively, for consulting services.

EXECUTIVE COMPENSATION

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

The remainder of this Report reviews the annual and long-term components of Datapoint's executive compensation program, along with the decisions made by the committee regarding fiscal year 1996 compensation for both the CEO and the other named executive officers.

Total Annual Compensation

Annual cash compensation consists of two components; a fixed base salary and a variable annual bonus opportunity. As an executive's level of responsibility increases, a larger portion of total annual pay is based on bonus and less on salary. Mr. Agranoff was the only named executive who received a salary increase during the past year, and Mr. Edelman's salary was last increased in December 1990. The Committee sets the base salary of executive officers based upon a subjective analysis of competitive salaries of equally qualified executives, occasionally confirmed by reference to general salary surveys; prior compensation of the individual or of previous holders of the position is also considered. Contractual minimum base salaries are customarily negotiated with the executives.

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

Messrs. Edelman's, Krumb's and Thomas's bonuses are based on a contractually specified percentage of Datapoint's pre-tax profits, which are defined as net pre-tax earnings, excluding the excess over $10 million of the net of any extraordinary gains, due to debt repurchase or exchange, against all extraordinary losses. During fiscal year 1995, the Company incurred net losses and therefore no bonuses were paid in 1995 under these contractual arrangements. For the fiscal year 1996, an aggregate of approximately $2.1 million is expected to paid under these contractual arrangements.

The remainder of the named executives have been assigned bonus targets as a percentage of their base salary upon 100% achievement of individualized goals and objectives; a substantial portion of which are related to the financial performance of corporate functions relevant to their respective responsibilities.

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

In 1996, the committee granted stock options to executive officers, as well as to other executives and selected key employees. In determining the size of the grant for Mr. Edelman and other named executive officers, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; (ii) to contribute to the successful execution of Datapoint's product line broadening strategy; and (iii) to implement Datapoint's cost reduction objectives; (iv) their relative levels of responsibility; and (v) the number of options they already held.

This report has been provided by the Compensation Committee.

Daniel R. Kail, Chairman
Irving J. Garfinkel
Didier M.M. Ruffat

Supplemental Executive Retirement Plan

In addition, the Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation.
In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. During the fiscal years ended July 29, 1995 and July 27, 1996, the Company contributed 62,000 and 50,000 shares of its Preferred Stock, respectively, to the plan for credit to the accounts of various executive officers. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria related which is based upon to length of employment with the Company.


Summary Compensation Table

The following table sets forth certain information regarding all cash compensation paid or accrued for services rendered by the Company's Chief Executive Officer, four most highly compensated executive officers for the last three fiscal years, and one individual for whom disclosure would have been applicable but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

                                        Annual Compensation                   Long-Term
Name and                                                        Other         Compensation         All
Principal                   Fiscal                              Annual        Stock Options       Other
Position                    Year     Salary         Bonus       Compensation   Granted (#)     Compensation
Asher B. Edelman (1)        1996    $299,956     $1,152,918 (2)  $148,752 (3)   40,000         $17,952 (18)
Chairman of the Board and   1995     275,104 (4)          0       180,781 (3)        0          30,000 (18)
Chief Executive Officer     1994     300,534              0       190,012 (3)        0              0

Blake D. Thomas (5)         1996    $145,166 (8)   $691,751 (2)        $0      100,000              0
Executive Vice President    1995         n/a            n/a           n/a          n/a            n/a
and Chief Operating Officer 1994         n/a            n/a           n/a          n/a            n/a

Phillip P. Krumb (6)        1996    $175,000       $230,584 (2)    $9,373 (7)        0              0
Vice President and          1995     141,346 (8)     50,000 (9)    57,094 (10)  50,000              0
Chief Financial Officer     1994         n/a            n/a           n/a          n/a            n/a

Gerald N. Agranoff (11)     1996    $172,481       $400,000 (12)   $7,200 (13)       0              0
Vice President, General     1995     125,192 (8)          0         6,000 (13)  50,000              0
Counsel and Corp. Secretary 1994         n/a            n/a           n/a          n/a            n/a

Jan Berger (14)             1996    $180,000        $75,000 (12)  $38,662 (3)   20,000        $10,050 (18)
Vice President, Marketing   1995     180,000              0        38,662 (3)   15,000          7,200 (18)
                            1994     180,000              0        30,190 (3)        0              0

Doris D. Bencsik (15)       1996    $121,731              0        $3,000 (13)       0       $241,694 (17)
President and Chief         1995     281,166 (4)          0             0            0         61,798 (19)
Operating Officer           1994     259,615              0             0       75,000         31,798 (16)


Table Footnotes

(1) Asher B. Edelman was named Chief Executive Officer in February 1993.
(2) Represents bonus based on the Company's net pre-tax earnings.
(3) Represents payments incident to foreign assignment.
(4) Effective in 1995, Mr. Edelman and Mrs. Bencsik agreed to a 10% salary reduction as part of the Company's cost reduction plan.
(5) Blake D. Thomas commenced employment with the Company in December of fiscal 1996 as Executive Vice President and Chief Operating Officer.
(6) Phillip P. Krumb commenced employment with the Company in September of fiscal 1995 as Vice President and Chief Financial Officer.
(7) Represents auto allowance and company match of employee profit sharing plan.
(8) Amount reflects partial year of employment.
(9) Represents a one-time guaranteed bonus per terms of employment agreement.
(10) Represents relocation, housing and auto allowance.
(11) Gerald N. Agranoff commenced employment with the Company in October of fiscal 1995 as Vice President, General Counsel and Corporate Secretary.
(12) Represents a performance bonus.
(13) Represents auto allowance.
(14) Since July 1996, Mr. Berger has been working as a consultant for Kalamazoo Computer Group, plc.
(15) Doris D. Bencsik commenced emoloyment with the Company on a half-time basis as Executive Vice President and Chief Operating Officer in February of fiscal 1993 and converted to a full time status and was promoted to President on November 1, 1993, at a minimum annual salary of $300,000. On December 5, 1995, Mrs. Bencsik resigned from her position of the Company and on May 20, 1996, Mrs. Bencsik resigned from her position as a director of the Company.
(16) Represents contractually fixed supplemental early retirement benefit attributable to prior service as an officer from 1982-1987.
(17) Includes $35,444 of contractually fixed supplemental early retirement benefit attributable to prior service as an officer from 1982-1987. Also, includes $206,500 related to a grant of 150,000 shares of common stock by the Company's Board of Directors upon Mrs. Bencsik's resignation.
(18) Represents vested portion of the Company's preferred stock contributions to the Supplemental Executive Retirement Plan on behalf of named employee.
(19) Includes $31,798 of contractually fixed supplemental early retirement benefit attributable to prior service as an officer from 1982-1987. Also includes the vested portion of the Company's preferred stock contributions to the Supplemental Executive Retirement Plan on behalf of named employee ($30,000).


The following table sets forth certain information regarding all stock option grants made to the Company's Chief Executive Officer, four most highly compensated executive officers for the last fiscal year and one individual for whom disclosure would have been applicable but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.


Stock Option Grants in Last Fiscal Year (1)

                                Options Granted in Fiscal 1996
                                     % of Total
                                       Options                                           Potential Gain at Assumed
                   Number of          Granted to         Exercise                       Annual Rates of Stock Price
                    Options          Employees in          Price        Expiration    Appreciation for Option Term (3)
       Name        Granted (2)        Fiscal Year        Per Share          Date           5%             10%
Asher B. Edelman     40,000              9.67%            $1.50           08/05/05       $37,734       $ 95,625
Blake D. Thomas     100,000             24.18%             1.06           03/20/06        66,820        169,335
Phillip P. Krumb          0              0.00%              n/a                n/a           n/a            n/a
Gerald N. Agranoff        0              0.00%              n/a                n/a           n/a            n/a
Jan Berger           20,000              4.84%             1.50           08/05/05        18,867         47,812
Doris D. Bencsik          0              0.00%              n/a                n/a           n/a            n/a

Gain for all stockholders at assumed annual rates of stock price appreciation (4):    $9,868,040    $25,007,528


(1)	No Stock Appreciation Rights (SARs) have ever been granted by Datapoint.
(2)	Each grant becomes exercisable in three equal annual installments commencing on the first anniversary date, with the exception of Blake Thomas's options.
    His options are an ISO and do not become exercisable until two years from the anniversary date.
(3)	The dollar amounts under these columns are the result of calculations at the
    5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.
(4)	These amounts represent the increase in the market value of Datapoint's outstanding shares (13.9 million) as of July 27, 1996, that would result from the same stock price assumptions used to show the potential realizable value for the named executives.


Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year End Option Values


The following table sets forth certain information regarding stock options exercised by the Company's Chief Executive Officer, four most highly compensated executive officers for the last fiscal year and one individual for whom disclosure would have been applicable but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.


                  Number of                                                   Value of Unexercised
                    Shares                    Number of Unexercised           In-the-Money Options
                 Acquired on    Value        Options at July 27, 1996          at July 27, 1996
      Name         Exercise    Realized    Exercisable    Unexercisable   Exercisable  Unexercisable
Asher B. Edelman       0         $0          175,000          40,000           $0         $    0
Blake D. Thomas        0          0           25,000         100,000            0          6,250
Phillip P. Krumb       0          0           16,667          33,333            0              0
Gerald N.Agranoff      0          0           16,667          33,333            0              0
Jan Berger             0          0           55,000          30,000            0              0
Doris D. Bencsik       0          0           15,000               0            0              0

Performance Graph

Set forth below is a line graph comparing the five-year cumulative total return for Datapoint common stock with the Dow Jones 65-Composite Average, a broad equity market index, and the Dow Jones computer systems index, excluding IBM.

          		Comparison of Five-Year Cumulative Total Return

Year        Datapoint Common Stock         Dow Jones Computer       Dow Jones 65-Computer
                                         Systems Index (w/o IBM)      Composite Average
            Actual YE      Base YE       Actual YE      Base YE     Actual YE     Base YE
FY 1996       1.13          81.82         477.75         223.75      1,746.32      141.08
FY 1995       1.50         109.09         460.48         215.66      1,577.65      127.45
FY 1994       3.75         272.73         181.90          85.19      1,635.12      132.10
FY 1993       7.00         509.09         148.27          69.44      1,609.55      130.03
FY 1992       2.38         172.73         214.45         100.44      1,414.24      114.25
FY 1991       1.38         100.00         213.52         100.00      1,237.82      100.00

The graph assumes $100 invested on July 28, 1991, in Datapoint common stock and each of the Dow Jones indexes, and that all dividends were reinvested. During the five-year period Datapoint did not pay any dividends on its common stock.

EMPLOYMENT AGREEMENTS

Effective April 25, 1990, Datapoint entered into a written employment agreement memorializing an existing understanding concerning the employment of Mr. Edelman as Chairman of the Board of Directors and the Executive Committee of Datapoint. The agreement, as amended, now provides for a base salary of $300,000, an annual bonus opportunity of 5% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses) and payment of certain of his expenses, subject to limitations, including expenses relating to his presence at Datapoint's European offices. The amended agreement further provides for a lump-sum payment of two years salary and benefits plus one year of bonus at plan should Mr. Edelman's employment involuntarily terminate other than by death or disability, or for "cause" as strictly defined therein.

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

Effective October 1, 1994, Datapoint entered into an agreement with Mr. Agranoff providing for his employment as Vice President, General Counsel and Corporate Secretary. This agreement, as amended, now provides for a minimum annual base salary of $200,000, annual bonus opportunity, certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause.

Effective December 5, 1995, Datapoint entered into an agreement with Mr. Thomas providing for his employment as Executive Vice President and Chief Operating Officer at a minimum annual base salary of $250,000. The agreement provides for an annual bonus opportunity of 3% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause. The agreement also provides for expatriate accommodations incident to foreign assignment.

Effective September 19, 1994, Datapoint entered into an agreement with Mr. Krumb providing for his employment as Vice President and Chief Financial Officer at a minimum annual base salary of $175,000. The agreement provides for an annual bonus opportunity of 1% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause. The agreement also provided for certain relocation accommodations which were terminated at the end of 1995.

Effective February 4, 1993, Datapoint entered into an agreement with Mrs. Bencsik providing for her employment as Executive Vice President and Chief Operating Officer with a minimum annual base salary of $150,000 for half-time service until November 1, 1993, and for her employment as President and Chief Operating Officer with a minimum annual base salary of $300,000 for full-time service thereafter. The agreement provides for an annual bonus opportunity, certain executive benefits, and base salary continuation for two (2) years should Datapoint terminated her employment prior to September, 1996 other than for "cause" as strictly defined therein. On December 5, 1995, Mrs. Bencsik resigned from her position as an officer of the Company and on May 20, 1996, Mrs. Bencsik resigned from her position as a director of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Common Stock and Preferred Stock by each director, by each executive officers named in the table, and by the directors and executive officers as a group as of October 18, 1996.

                            		Common Stock	         	Preferred Stock
                             	Beneficially  	Percent  	Beneficially	  Percent
Name of Director	              Owned 	(1)  	of Class       Owned    	of Class

Gerald N. Agranoff (O&D)	      245,651(2)(5)	 1.8%			    182,471(3)(5)     9.8%
Asher B. Edelman (O&D)	     	1,634,953(2)(4) 11.7% 	     466,027(3)(4)    24.9%
Irving J. Garfinkel (D)		      237,318(2)(5)  1.7%	       70,471(5)        3.8%
Daniel R. Kail (D)		            25,000(2)	     	o 			     	-0-	   	        	o
Didier Ruffat (D)		             25,000(2)	      o 	        -0- 	           	o
Blake D. Thomas (O&D)	          51,999(2)      	o	        28,430	         	1.5%
David Berger (O)		              63,333(2)	     	o 		     112,000(3)        6.0%
Jan Berger (O)		                66,667(2)      	o			       -0-		           	o
Phillip P. Krumb (O)		          33,333(2)      	o		       	-0-		           	o
Roger Edmonds (O) 	 	           12,500(2)      	o		       	-0-		           	o
Walter Gevers (O)		             46,667(2)      	o		       	-0-              o
John Perkins (O)		               3,333(2)      	o		        -0-			           o

Executive Officers and
	Directors of Datapoint as
	a group (12 persons)	       	2,021,118       14.5% 	    	494,457        	26.5%
	o	Indicates less than 1% ownership.

 (1) Information relating to beneficial ownership is based upon ownership information furnished by each person using "beneficial ownership" definitions set forth in Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under those rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as otherwise indicated in other table footnotes, the indicated directors and executive officers possessed sole voting and investment power with respect to all shares of Common Stock and Preferred Stock attributed.

	(2) The tabulation includes shares of Common Stock which may be deemed to be beneficially owned by such persons by reason of stock options currently exercisable or which may become exercisable within sixty (60) days after that date.  The number of shares deemed to be beneficially owned by reason of such options is: Mr. Edelman, 188,333; Mr. Agranoff, 33,333; all other directors,
25,000 each (total 100,000); Mr. David Berger, 63,333;  Mr. Jan Berger, 66,667;
Mr. Krumb, 33,333; Mr. Edmonds, 12,500; Mr. Gevers, 46,667; Mr. Perkins, 3,333;
all officers and directors as a group, 547,499.

	(3)	Gerald N. Agranoff, Asher B. Edelman, and David Berger are Trustees of the
Datapoint Corporation Supplemental Executive Retirement Plan (the "Datapoint
Plan") and may each be deemed to be beneficial owners of the 112,000 Preferred
Share owned by the Datapoint Plan by virtue of their shared voting and investment powers as Trustees.  In the above tabulation, such shares have been included within each party's Preferred Shares listing as well as the listing for the directors and executive officers as a group.  Messrs. Agranoff, Edelman, and Berger each disclaim beneficial ownership of these shares except to the extent of pecuniary interests in such shares which each party currently be vested; being, Mr. Agranoff, 0 shares, Mr. Edelman, 31,968 shares and Mr.
Berger, 9,584 shares.

	(4)	 Mr. Edelman's listed beneficial ownership of 1,634,953 shares of Common
Stock is explained in detail in this paragraph.  As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership
and Citas Partners (which is the sole general partner of Felicitas Partners,
L.P.).  Mr. Edelman may be deemed to own beneficially the 212,318, 783,890, and
4,402 shares held, respectively, by each of such entities for purposes of Rule
13d-3 under the Exchange Act, and these shares are included in the listed ownership.  Also included are the 333,779 shares owned by Canal Capital
Corporation ("Canal"), in which companies Mr. Edelman and various persons and entities with which he is affiliated own interests.  By virtue of investment management agreements between A.B. Edelman Management Company Inc. and Canal,
A.B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal.  A.B. Edelman Management Company Inc.
therefore may be deemed to be the beneficial owner of the 333,779 shares owned by Canal.  Asher B. Edelman is the sole stockholder of A.B. Edelman Management
Company Inc. and these shares are included.  A. B. Edelman Management Company,
Inc. is also the sole general partner of Edelman Value Partners, L.P. which currently owns no common stock.  Also included are Mr. Edelman's presently exercisable options to purchase 188,333 shares.  Also included are the 86,204 owned by Mr. Edelman's spouse, Maria Regina M. Edelman, 5,000 shares held by
Mr. Edelman in a Keough account and the 21,000 shares beneficially owned by Mr.
Edelman's daughters in accounts for which he is the custodian.  As a trustee of the Canal Capital Corporation Retirement Plan ("Canal Plan"), Mr. Edelman may
be deemed to own beneficially, and share voting and investment power over the
27 shares owned by such plan, which are included.  Excluded are 15,835 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian and the 10,500 shares owned directly by Penelope C. Edelman.  Mr. Edelman disclaims beneficial ownership of these shares.

		In addition, Mr. Edelman's listed beneficial ownership of 466,027 shares of
Preferred Stock is explained in detail in this paragraph.  As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited
Partnership and Citas Partners, which is the sole general partner of Felicitas
Partners, L.P., Mr. Edelman may be deemed to hold beneficially the 70,471,
51,229 and 581 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the amount stated in the first sentence of this paragraph.  Mr. Edelman is also the sole stockholder of A.B. Edelman Management Company, Inc., which is the general partner of Edelman Value Partners, L.P., owner of 50,300 shares.  Also, included are the 8,458 shares owned by Canal, and the 29,002 shares owned directly by Mr. Edelman's spouse, Maria Regina M. Edelman.  Also included are the 104,400 shares owned by Edelman Value Fund, Ltd., a corporation in which
Maria Regina M. Edelman is an investor and for which Mr. Edelman serves as investment manager.  Mr. Edelman expressly disclaims both the Maria Regina M.
Edelman and Edelman Value Fund, Ltd. shares.  As a trustee of the Canal Plan and the Datapoint Plan, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the 39,586 shares and 112,00 shares, respectively, owned by such plans, which are included.  Mr. Edelman disclaims ownership except as to shares with which he is vested under each plan.
Excluded are the 38,330 shares owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian and 20,009 shares owned directly by Penelope C. Edelman.  Mr. Edelman disclaims beneficial ownership of these excluded shares.

	(5)	 Messrs. Agranoff and Garfinkel are general partners of Plaza Securities
Company, which owns 212,318 shares of Common Stock and 70,471 shares of
Preferred Stock.  Each disclaims beneficial ownership of these shares, which are included in the beneficial ownership table above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Edelman (the Company's current Chairman of the Board and Chief Executive Officer), and Messrs. Agranoff and Kail (currently directors), and former Company director Dwight D. Sutherland were also directors of Intelogic Trace, Inc., ("Intelogic"), a wholly-owned subsidiary of Datapoint and its computer hardware maintenance division in the U.S., comprising four of Intelogic's six directors, when Intelogic filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Western District of Texas, San Antonio Division, Case No. 94-52172-C-11 on August 5, 1994. Intelogic emerged from bankruptcy pursuant to approval of a modified first amended plan of reorganization on November 28, 1994. The above named directors resigned from Intelogic on December 8, 1994. On March 16, 1995, Intelogic again filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Western District of Texas, San Antonio Division, Case No. 95-50753-LMC-11. During that proceeding, substantially all of Intelogic's operating assets were sold to a third party on April 5, 1995. Intelogic is effectively no longer in business.

The above named directors received compensation and/or benefits from Intelogic prior to their resignations. Also, these directors and former director may be deemed to have beneficially owned approximately 15% of Intelogic's common stock as of July 30, 1994. In addition, they had options to purchase shares of Intelogic common stock equal in the aggregate to approximately 1% of the amount then outstanding. The overlap of directors does not give rise to a reportable compensation committee interlock.

Since the 1985 spin-off of Intelogic from being Datapoint's U.S. computer hardware maintenance division up until April 5, 1995, when substantially all of its operating assets were sold to a third party, Datapoint engaged in and continued to engage in various transactions with Intelogic as an independent computer maintenance company. All such transactions were billed to Intelogic by Datapoint at its cost. All other transactions between Datapoint and Intelogic were pursuant to a Master Maintenance Agreement entered into at the time of the spin-off and related to the ordinary business operations of both Datapoint and Intelogic. For fiscal year 1994, Intelogic paid Datapoint approximately $196,000 for equipment and field support spares, royalties, and expenses and Datapoint paid Intelogic approximately $3,000 and $28,000 in 1995 and 1994, respectively for services and sales. Included in accounts receivable were amounts due from Intelogic of $298,000.

During fiscal year 1991, Datapoint sold its outstanding stock in Datapoint Canada, a wholly-owned subsidiary, to Intelogic. The proceeds consisted of $350,000 in cash and 25,000 shares of Intelogic preferred stock, redeemable at the option of Intelogic, in escalating amounts, beginning at $62.50 per share on or before November 9, 1992, and increasing to $100.00 per share on or before November 10, 1994, until a mandatory redemption date of November 9, 1995. The preferred stock was to also accrue dividends at an annual rate of $10.00 per share, if paid in cash, or at an annual rate of $18.00 per share if paid in additional shares of preferred stock. As an element of the transaction, the parties caused Datapoint Canada to repay approximately $1,300,000 in an operating capital loans provided to Datapoint Canada as a subsidiary of Datapoint. No gain or loss was recorded on the sale. As an aspect of consideration for the sale, Datapoint received a five-year option to purchase substantially all of Intelogic's holdings of Datapoint's common and preferred stock. The option allowed Datapoint to purchase from Intelogic up to 2,700,000 shares of Common Stock for $0.75 a share and up to 85,000 shares of the Company's $4.94 Exchangeable Preferred Stock for $1.375 a share. The $4.94 Exchangeable Preferred Stock owned by Intelogic was exchanged for 85,000 shares of $1.00 Preferred Stock and 170,000 shares of Common Stock in the exchange offer consummated April, 1992. Datapoint exercised its option and repurchased and retired 85,000 shares of Preferred Stock and 170,000 shares of Common Stock.

In September 1994, the Company reached an agreement with Intelogic, in conjunction with Intelogic's court approved reorganization, to cancel its option to purchase at $0.75 per share its common stock held by Intelogic in exchange for all of the Company's holdings of Intelogic preferred stock which had no carrying value. As a result of the exchange, the Company received from Intelogic 2,400,000 shares of Datapoint common stock.

Director Agranoff had provided various tax, legal and real estate consulting services prior to serving as Vice President, General Counsel and Corporate Secretary for the Company. During 1994, the Company paid Mr. Agranoff $126,000 for those services. During the fiscal years 1996, 1995 and 1994, Datapoint paid legal fees of $485,000, $51,000 and $5,000 respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, to which firm Mr. Agranoff is of counsel, for legal services provided by attorneys other than Mr. Agranoff.

Director Thomas worked from August 1994 until May 1, 1995 as a special consultant for which he received compensation of $500 per day payable in shares of common stock. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he had taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995, through July 31, 1995, he was paid at the rate of $500 per day for his services, plus travel and housing expenses, plus additional compensation of a flat $2,000 per week for expenses. On July 31, 1995, Director Thomas's consulting contract was extended until December 31, 1995 and then was to continue on a month-to-month basis to July 31, 1996. Upon the resignation of Doris Bencsik as President and Chief Operating Officer, Director Thomas was appointed on December 5, 1995 to the position of Executive Vice President and Chief Operating Officer. Director Thomas was also entitled under the extended contract to participate in the Standard Health Benefit program until he was appointed Executive Vice President and Chief Operating Officer. At such time, he converted to the Executive Health Benefit program. During fiscal 1995, the Board also approved a one time special issuance of 45,000 shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term Director Thomas acted as a special consultant, he did not accrue or receive any regular Board or committee fees.

Director Ruffat had a consulting agreement from January 1994 through June 1995 under which he received a monthly compensation of $10,000. For 1996 and 1995, Director Ruffat was paid $50,000 and $80,000, respectively, for consulting services.

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

	(b)	  The Company filed a Form 8-K on July 10, 1996 and a Form 8-KA on August
       15, 1996 with regards to its divestiture of EADS.

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

(4)(b	   Certificate of Designation, Preferences, Rights and
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

                                                                   Sequentially
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

(10)(m)	 Employment Agreement with D. Berger (filed as Exhibit (10)(m)
         to the Company's Annual report on Form 10-K for the Year ended July 31, 1993 and incorporated herein by reference).

(10)(n)	 Employment Agreement with J. Berger (filed as Exhibit (10)(l)
         to the company's Annual Report on Form 10-K for the year ended August 1, 1992 and incorporated herein by reference).

(10)(o)	 Employment Agreement with K. L. Thrower (filed as Exhibit
         (10)(o) to the company's Annual Report on Form 10-K for the year ended August 1, 1992 and incorporated herein by reference).

(10)(p)	 First Amendment to the Grantor Trust Agreement dated June 18, 1991.
         (filed as exhibit (10)(n) to the Company's Annual Report on Form 10-K for the year ended July 27, 1991 and incorporated herein by reference).

(10)(q)	 Manufacturing facilities Agreement of Lease between the Company and Willis and Cox Associates dated June 21, 1991 (filed as
         Exhibit (10)(q) to the Company's Annual Report on Form 10-K for the year ended August 1, 1992 and incorporated herein by reference).

(10)(r)	 Employment Agreement with D. Bencsik (filed as exhibit (10)(r) to the Company's Annual Report on the Form 10-K for the year ended July 30, 1994 and incorporated herein by reference).

(10)(s)	 Employment Agreement with G. Agranoff and Amendment No. 1 to
         Employment Agreement (filed as Exhibit (10) (s) to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on September 27, 1996 and incorporated herein by reference).

(10)(t)	 Employment Agreement with B. Thomas (filed as Exhibit (10) (t) to
         Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on September 27, 1996 and incorporated herein by reference).

(10)(u)	 Employment Agreement with P. Krumb (filed as Exhibit (10) (u) to
         Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on September 27, 1996 and incorporated herein by reference).

(10)(v)	 Settlement Agreement with NTI (filed as Exhibit (10) (v) to
         Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on September 27, 1996 and incorporated herein by reference).

                                                                    Sequentially
Exhibit                                                               Numbered
Number   Description of Exhibits                                        Pages
(10)(w)	 Umbrella Acquisition Agreement between Kalamazoo and Datapoint
         (filed as Exhibit 2 to the Company's Current Report on Form
         8-K dated June 25, 1996 and incorporated herein by reference).

(10)(x)	 Form of Agreement for sale of assets of Datapoint Group Vendor and Kalamazoo (filed as Exhibit 3 to the Company's Current Report on Form 8-K dated June 25, 1996 and incorporated herein by reference).

(10)(y)	 Agreement for sale of DARTS Software (filed as Exhibit 4 to the
         Company's Current Report on Form 8-K dated June 25, 1996 and incorporated herein by reference).

(23)	    Consent of Independent Auditors.

(27)	    Article 5, Financial Data Schedule.

                              SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                	DATAPOINT CORPORATION
	                                                    (Registrant)

                                         BY:
	                                                    Asher B. Edelman
	                                                Chief Executive Officer and
	                                                  Chairman of The Board
								                                 By Phillip P. Krumb, Attorney In Fact


DATED:  October 25, 1996


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                      	          Date


            			    Vice President and Chief Financial Officer 	 October 25, 1996
Phillip P. Krumb 		      (Principal Accounting Officer)


Phillip P. Krumb, pursuant to powers of attorney which are being filed with this report, has signed below as attorney-in-fact for the following directors of the
Registrant:

                		 Gerald N. Agranoff        	Didier M.M. Ruffat
		                 Irving Garfinkel          	Blake D. Thomas
	                 	Daniel Kail




                                    		                       		October 25, 1996


Phillip P. Krumb

                                     Schedule II

                        DATAPOINT CORPORATION AND SUBSIDIARIES
                     Valuation and Qualifying Accounts and Reserves
                                    (In thousands)



                                       				      (a)	       (b)
		                     Balance 	  Charged     	Charged
		                        at      	  to      	(to) from     Other     	 Balance
		                    Beginning 	Costs and      Other     	Additions	    at End
	Classification 	      of Year    Expenses     Accounts 	(Deductions)  	of Year



Allowance for doubtful accounts:

 Year ended July 27, 1996 	$3,012	 $  170	     $(102)	     $  (289)      $2,791

 Year ended July 29, 1995	 $2,568  $2,147 	    $ (21)     	$(1,682)      $3,012

	Year ended July 30, 1994	 $2,466  $  807      $(472)	     $  (233)	     $2,568


(a)  Transfers to and from other balance sheet reserve accounts.
(b) Accounts written-off net of recoveries, other expense accounts and translation adjustments.

                                     EXHIBIT 23


                           CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following registration statements and related prospectuses of our report dated October 21, 1996, with respect to the consolidated financial statements and schedules of the Company included in this Annual Report on Form 10-K for the year ended July 27, 1996:
Registration Statement No. 2-60374 on Form S-8, Registration Statement No. 2-87765 on Form S-8, Registration Statement No. 33-19328 on Form S-8, Registration Statement No. 33-19427 on Form S-8, and Registration Statement No. 33-57102 on Form S-8.


                                                	Ernst & Young  LLP



Dallas, Texas
October 21, 1996