Form 10-Q
period 1996-10-26
DATAPOINT CORP
filed 1996-12-10
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                        FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934  For the quarterly period ended October 26, 1996

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


                           4 rue d'Aguesseau 75008, Paris, France
                                    8410 Datapoint Drive
                                San Antonio, Texas 78229-8500
                     (Address of principal executive offices and zip code)

                                      (331) 4007 3737
                                      (210) 593-7000
                      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .   No___.

As of October 26, 1996, 13,931,971 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 7,059,246 shares held in Treasury.

                       DATAPOINT CORPORATION AND SUBSIDIARIES



                                        INDEX




                                                               		   Page
	                                                                 	Number

Part I.  Financial Information

Item 1.  Financial Statements

	Consolidated Balance Sheets -
	October 26, 1996 and July 27, 1996                                 	3

	Consolidated Statements of Operations -
	Three Months Ended October 26, 1996 and
	October 28, 1995	                                                   4

	Consolidated Statements of Cash Flows -
	Three Months Ended October 26, 1996 and
	October 28, 1995                                                   	5

	Notes to Consolidated Financial Statements                         	6


Item 2.  Management's Discussion and Analysis of Financial
	        Condition and Results of Operation                         	7



Part II. Other Information

Item 1.  Legal Proceedings                                        	10


Signature                                                         	11

                           PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
                                         				(In thousands, except share data)
			                                                  	(Unaudited)
			                                                   	October 26,	  July  27,
				                                                       1996		      1996
Assets

Current assets:
	Cash and cash equivalents                              	$18,620	     $23,184
	Restricted cash and cash equivalents	                       349	         864
	Accounts receivable, net of allowance for doubtful
	  accounts of $3,158 and $2,791, respectively	           33,941      	38,735
	Inventories                                              	4,871       	3,726
	Prepaid expenses and other current assets	                4,566       	3,486
	Total current assets                                    	62,347      	69,995

Fixed assets, net                                        	13,446	      14,625
Other assets, net	                                         9,317	       9,198
                                                        	$85,110     	$93,818

Liabilities and Stockholders' Deficit

Current liabilities:
	Payables to banks                                      	$10,645      	$9,831
	Current maturities of long-term debt and
       long-term debt subject to accelerated maturity     	2,461       	3,114
	Accounts payable                                        	19,629      	20,280
	Accrued expenses                                        	26,414      	29,256
	Deferred revenue	                                        10,661      	11,642
	Income taxes payable                                     	2,840	       2,842
	Total current liabilities	                               72,650      	76,965

Long-term debt, exclusive of current maturities          	61,840      	63,945
Other liabilities	                                         7,975	       8,110

Stockholders' deficit:
	Preferred stock of $1.00 par value.  Shares
 authorized 10,000,000; shares issued and
 outstanding 1,868,071 in 1997 and 1,868,071,
 in 1996 (aggregate liquidation preference,
 including dividend in arrears, $41,528 in 1997
 and $41,061 in 1996).                                    	1,868       	1,868
	Common stock of $0.25 par value.  Shares
 authorized 40,000,000; shares issued  20,991,217,
 including treasury shares of 7,059,246 in 1997
 and 7,043,593 in 1996.	                                   5,248	       5,248
Other capital                                            212,655     	212,655
Foreign currency translation adjustment	                  11,042	      11,567
Retained deficit	                                       (249,724)	   (248,226)
Treasury stock, at cost                                 	(38,444)	    (38,314)
	Total stockholders' deficit                            	(57,355)	    (55,202)
	                                                       	$85,110	     $93,818

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)
                            			              (In thousands, except share data)
			                                                      Three Months Ended
			                                                   October 26, 	October 28,
			                                                       1996 		      1995
Revenue:
	Sales                                                    $17,026   	 $24,486
	Service and other                                        	15,954    	 21,097
		Total revenue                                           	32,980     	45,583

Operating costs and expenses:
	Cost of sales                                            	12,772	     17,907
	Cost of service and other                                	10,828	     12,830
	Research and development	                                    489	        766
	Selling, general and administrative                       	9,993	     12,516
	Restructuring costs                                         	809        	-
		Total operating costs and expenses                      	34,891	     44,019

		Operating income (loss)                                 	(1,911)	     1,564

Non-operating income (expense):
	Interest expense                                         	(1,648)	    (2,284)
	Other, net	                                                1,193	       (345)
		Loss before income taxes and extraordinary credit	       (2,366)	    (1,065)
Income taxes                                                  	53	        139
		Loss before extraordinary credit                       	$(2,419)   	$(1,204)

Extraordinary credit-debt extinguishment                     	822        	-

	Net loss	                                                $(1,597)   	$(1,204)

	Net loss less preferred stock dividend accumulated       $(2,064)   	$(1,674)

Net loss per common share:
	Before extraordinary credit	                               $(.21)     	$(.13)
	Extraordinary credit - debt extinguishment	                  .06         	-
	     Net loss                                             	$(.15)     	$(.13)



Average common shares                                 	13,767,313  13,214,321



See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)
			                                                          (In Thousands)
                                                	 		       Three Months Ended
	 		                                                    October 26, October 28,
 	                                                   	       1996 	     1995

Cash flows from operating activities:
	Net loss                                                  	$(1,597) 	$(1,204)
	Adjustments to reconcile net loss to net
	  cash provided from (used in) operating activities:
		Depreciation and amortization                              	1,483	    1,833
		Provision for losses (recoveries) on accounts receivable     	245	     (243)
		Gain on debt extinguishment                                 	(822)      -
		Changes in assets and liabilities:
		    Decrease in receivables                                	3,870	    1,794
		    (Increase) decrease in inventory	                      (1,163)	   2,898
		    Decrease in accounts payable and accrued expenses     	(4,001)	  (2,738)
		    Decrease in other liabilities and deferred credits      	(900)  	(1,850)
		Other, net                                                   (514)    	(211)
		  Net cash provided from (used in) operating activities   	(3,399)     	279

Cash flows from investing activities:
	Payments for fixed assets                                    	(529)	    (767)
	Proceeds from dispositions of fixed assets                     	-	        50
	Other, net                                                    	280	        1
		  Net cash used in investing activities	                     (249)	    (716)

Cash flows from financing activities:
	Proceeds from borrowings                                    	3,677    	3,704
	Payments on borrowings                                     	(4,744)	  (5,988)
	Restricted cash for letters of credit                         	515	      168
		  Net cash used in financing activities	                     (552)	  (2,116)

Effect of foreign currency translation on cash	                (364)    	(202)

Net decrease in cash and cash equivalents                    (4,564)  	(2,755)
Cash and cash equivalents at beginning of year              	23,184	    8,493
Cash and cash equivalents at end of period	                 $18,620	   $5,738

Cash payments for:
	Interest	                                                     $290	     $722
	Income taxes, net	                                              78	      (49)

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

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended July 27, 1996.

The results of operations for the three months ended October 26, 1996, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:

                                	October 26,  	July 27,
                                    	1996	       1996
Raw materials                       	$524       	$731
Work in process                      	753        	389
Finished goods                     	3,594	      2,606
                                  	$4,871     	$3,726


3.  Commitments and Contingencies

The Company is at times involved in various lawsuits generally incidental to its business. Currently, there is no such suit which, if decided adversely to the Company, would result in a material liability.

4.  Fixed Assets

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company adopted Statement No. 121 in the first quarter of 1997. The adoption of the new impairment rules did not have an impact on the Company's financial statements.

5.  Divestiture

On May 28, 1996, the Company entered into an agreement with Kalamazoo Computer Group, plc ("Kalamazoo") providing for the sale by the Company to Kalamazoo of its European-based Automotive Dealer Management Systems ("EADS") business, other than its United Kingdom operations, for a purchase price of $33.0 million.

As part of the agreement in connection with the sale of the EADS business, the Company agreed to continue to sell hardware to Kalamazoo at various discounts from its normal hardware prices and to continue to provide hardware service maintenance to Kalamazoo at a 15% discount from the Company's normal hardware service maintenance prices. The Company transferred to Kalamazoo all of its employees that were dedicated to the EADS business. The consolidated statement of operations for the three month period ended October 28, 1995, includes revenues of $3.9 million and costs and expenses of $2.9 million that represent the operations of EADS sold to Kalamazoo plus the effect of discounts on the continuing EADS business which are included in the accompanying statements of operations. Because the Company's accounting records do not completely segregate the EADS business' historical performance, certain allocations were required based upon employee effort analyses of EADS and other appropriate measures.

Item 2. Management's Discussion and Analysis of Financial
  	     Condition and Results of Operations
	       (Years Referred to are Fiscal Years)


Overview


For 1997, the Company's main objectives to preserve and improve the Company's cash liquidity and financial position and to allow the Company to meet its future operating requirements are as follows:

1. Product marketing to maintain stabilized revenue levels,
2. Continued review and reduction of operating costs,
3. One time cash infusions to meet longer term operating requirements; and
4. The vigorous pursuit of patent royalties due from the licensing and enforcement of its video conferencing and multi-speed patents.

During the first quarter of 1997, the Company experienced a net loss of $1.6 million compared with a net loss of $1.2 million for the same period a year ago. While revenue for the first quarter of 1997 decreased $12.6 million to $33.0 million when compared to the same quarter in 1996, approximately $3.9 million of the decrease is attributable to the loss of business (mostly service) caused by the sale in the fourth quarter of 1996 of EADS to Kalamazoo. The remainder of the decline is primarily due to the fact that the sale revenue level for the first quarter of 1996 was unusually high compared with the Company's historical sales performance for the first quarter of each fiscal year.

Operating expenses for the first quarter of 1997 were $10.5 million, compared with $13.3 million for the same period a year ago. The decrease was the result of continued cost cutting actions undertaken by the Company and the impact of the sale of EADS mentioned above. Also, during the first quarter of 1997 the Company recorded $0.8 million in restructuring charges primarily related to the reorganizations resulting from the sale of EADS. As the Company continues to pursue its objective to review and reduce operating costs, it may incur additional restructuring charges.

In addition, during the first quarter of 1997, the Company repurchased in the public market approximately $2.0 million face value of its 8-7/8% convertible subordinated debentures resulting in an extraordinary gain of $0.8 million.

As previously announced, the Company is submitting to its stockholders (1) an offer to exchange 3.25 shares of Common Stock for each share of $1.00 Preferred Stock, and (2) a proposal for the adoption at the Annual Meeting of an amendment to the Company's certificate of incorporation whereby each share of the Company's $1.00 Preferred Stock would be converted into 3.25 shares of Common Stock.

As described in the proxy statement/prospectus delivered to the holders of Common Stock and $1.00 Preferred Stock in connection with the Annual Meeting scheduled for December 10, 1996, the affirmative vote of the holders of at least two-thirds of the outstanding shares of $1.00 Preferred Stock and of at least a majority of the outstanding shares of Common Stock is required to adopt the amendment. Each holder of $1.00 Preferred Stock currently has the right to exchange each such share into two shares of Common Stock as a result of current dividend arrearages.

During fiscal year 1997, the Company is continuing to pursue actions to provide cash infusions, including the sale of surplus real estate, selected assets and/or operations of the Company, and to improve its financial position. In this regard, during the first quarter of 1997, the Company announced that it has received indications of interest in connection with the potential sale of its telephony business. Consideration is being given to the potential sale though no conclusion has been reached.

Results of Operations

The Company had an operating loss of $1.9 million and a net loss of $1.6 million for the first quarter of 1997. This compares with operating income of $1.6 million and a net loss of $1.2 million, for the first quarter of 1996. The following is a summary of the Company's sources of revenue:

                                  	Three Months Ended
	(In thousands)                  	10/26/96   	10/28/95

	Sales:
		Foreign                        	$15,892    	$23,247
		U.S.                             	1,134	      1,239
		                                	17,026     	24,486
	Service and other:
		Foreign                         	15,663	     20,830
		U.S.                    	           291	        267
			                                15,954	     21,097
        Total revenue            	$32,980	    $45,583

Revenue during the first quarter of 1997 declined $12.6 million, or 27.6%, compared with the same period of the prior year. Approximately $3.9 million of the decrease is attributable to the loss of business (mostly service) caused by the sale in the fourth quarter of 1996 of EADS to Kalamazoo. The remainder of the decline is primarily due to the fact that the sale revenue level for the first quarter of 1996 was unusually high compared with the Company's historical sales performance for the first quarter of each fiscal year.

The gross profit margin for the first three months of 1997 was 28.4% compared with 32.6% for the same period a year ago. The decrease was primarily the result of a change in product mix, competitive pricing pressures worldwide, and the loss of higher margin service business due to the sale of EADS.

Operating expenses during the first quarter of 1997 declined $2.8 million from the same period a year ago, which is partially due to the sale of EADS and to the restructuring and cost cutting actions that the Company undertook in fiscal years 1995 and 1996.

Non-operating expenses of $0.5 million during the quarter of 1997 consisted primarily of interest expense of $1.6 million offset by foreign exchange gains of $1.3 million.

In addition, during the first quarter of 1997, the Company repurchased in the public market approximately $2.0 million face value of its 8-7/8% convertible subordinated debentures resulting in an extraordinary gain of $0.8 million.

Financial Condition

During the first three months of 1997, the Company's cash and cash equivalents decreased $4.6 million due primarily to the usage of cash in operations. The decrease in cash was chiefly a result of the revenue decline, payments of long-standing vendor obligations, and payments of other accrued liabilities including executive contractual bonuses, partially offset by continued strong collections of accounts receivables. The Company used $1.2 million to repurchase 8-7/8% subordinated debentures with a face value of $2.0 million.

The Company used $0.5 million for the purchase of fixed assets (primarily test equipment, spares and internally used equipment) during the first quarter of 1997.

During the first quarter of 1997, the Company used $0.6 million in financing activities, primarily consisting of paydowns of Company debt approximating $4.7 million offset by additional borrowings of $3.7 million.

As of October 26, 1996, the Company had cash and cash equivalents of $18.6 million and restricted cash and cash equivalents of $0.3 million (restricted primarily to cover various lines of credits which are reflected as payables to banks). The Company believes its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for fiscal 1997.


Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 30, 1994 through October 26, 1996 is as follows:


                                                     		TOTAL
Restructuring accrual as of July 30, 1994	           $13,988
Fiscal 1995 additions                                 	9,213
Fiscal 1995 asset write-offs                         	(1,895)
Fiscal 1995 payments	                                (17,138)
Restructuring accrual as of July 29, 1995            	 4,168
Fiscal 1996 additions                                   	263
Fiscal 1996 payments                                 	(3,776)
Restructuring accrual as of July 27, 1996	               655
Fiscal 1997 additions	                                   809
Fiscal 1997 payments                                   	(425)
Restructuring accrual as of October 26, 1996	         $1,039

The projected payout of the restructuring accrual balance as of October 26, 1996, which related almost entirely to unpaid employee termination costs, is as follows:

Second quarter 1997	                                $948
Third quarter 1997                                   	68
Fourth quarter 1997                                   	3
Beyond                                               	20
Restructuring accrual as of October 26, 1996	     $1,039

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Employee termination payments are generally paid out over a period of time rather than as one lump sum. As the Company continues to pursue its objective to review and reduce operating costs, it may incur additional restructuring charges. However, a reasonable estimate of the amount of future restructuring costs cannot be made at this time.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended July 27, 1996, for a description of certain legal proceedings heretofore reported.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   	DATAPOINT CORPORATION
	                                                         (Registrant)






DATE:  December 10, 1996	                          /s/  Phillip P. Krumb
                                                     	Phillip P. Krumb
	                                                 Chief Financial Officer
                                                	(Chief Accounting Officer)