Form 10-Q
period 1997-01-25
DATAPOINT CORP
filed 1997-03-07
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended January 25, 1997

                                       OR

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from ___ to ___


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

    As of January 25, 1997, 17,658,358 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 3,332,859 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                        Page
                                                                       Number

Part I. Financial Information

Item 1. Financial Statements

  Consolidated Balance Sheets --
    January 25, 1997 and July 27, 1996                                    3


  Consolidated Statements of Operations --
    Quarter and Six Months Ended January 25, 1997 and January 27, 1996    4

  Consolidated Statements of Cash Flows --
    Six Months Ended January 25, 1997 and January 27, 1996                5


Notes to Consolidated Financial Statements                                6


Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7


Part II.  Other Information
   Item 1.  Legal Proceedings                                            12
   Item 4.  Submission of Matters to a Vote of Security Holders          12

Signature                                                                13

                          Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                                  (In thousands, except share data)
-------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
                                                                  Jan. 25, 1997    July 27, 1996
-------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                           $  12,238      $  23,184
  Restricted cash and cash equivalents                                      313            864
  Accounts receivable, net of allowance for doubtful
    accounts of $2,759 and $2,791, respectively                          32,650         38,735
  Inventories                                                             4,764          3,726
  Prepaid expenses and other current assets                               3,012          3,486
                                                                          -----          -----
Total current assets                                                     52,977         69,995

Fixed assets, net                                                        13,371         14,625
Other assets, net                                                         9,136          9,198
                                                                          -----          -----
                                                                      $  75,484      $  93,818


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Payable to banks                                                    $  10,113      $   9,831
  Current maturities of long-term debt                                    1,313          3,114
  Accounts payable                                                       16,473         20,280
  Accrued expenses                                                       23,434         29,256
  Deferred revenue                                                       12,525         11,642
  Income taxes payable                                                    1,704          2,842
                                                                          -----          -----
  Total current liabilities                                              65,562         76,965

Long-term debt, exclusive of current maturities                          61,623         63,945
Other liabilities                                                         7,511          8,110

Commitments and contingencies

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized 10,000,000;
  shares issued and outstanding of 722,126 in 1997 and 1,868,071 in 1996 (aggregate liquidation preference, including
  dividend in arrears, $16,248 in 1997 and $41,061 in 1996)                 722          1,868
 Common stock of $.25 par value.  Shares authorized 40,000,000;
   shares issued 20,991,217 including treasury shares of
   3,332,859 in 1997 and 7,043,593 in 1996                                5,248          5,248
  Other capital                                                         212,655        212,655
  Foreign currency translation adjustment                                 8,884         11,567
  Retained deficit                                                     (279,020)      (248,226)
  Treasury stock, at cost                                                (7,701)       (38,314)
                                                                         ------        -------
  Total stockholders' deficit                                           (59,212)       (55,202)
                                                                        -------        -------
                                                                      $  75,484      $  93,818
                                                                      =========      =========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                       (In thousands, except share data)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                                                        Quarter Ended              Six Months Ended
-------------------------------------------------------------------------------------------------------

                                                              Jan. 25, 1997     Jan. 27, 1996    Jan. 25, 1997  Jan. 27, 1996
                                                              -------------     -------------    -------------  -------------
Revenue:
  Sales                                                           $18,524         $22,398         $35,550         $46,884
  Service and other                                                15,757          20,890          31,711          41,987
                                                                   ------          ------          ------          ------
Total revenue                                                      34,281          43,288          67,261          88,871

Operating costs and expenses:
  Cost of sales                                                    12,936          15,884          25,708          33,791
  Cost of service and other                                        11,270          13,071          22,098          25,901
  Research and development                                            465             650             954           1,416
  Selling, general and administrative                               8,353          11,973          18,345          24,441
  Reorganization/restructuring costs                                1,549              77           2,358             125
                                                                    -----              --           -----             ---
  Total operating costs and expenses                               34,573          41,655          69,463          85,674
                                                                   ------          ------          ------          ------

  Operating income (loss)                                            (292)          1,633          (2,202)          3,197

Non-operating income (expense):
  Interest expense                                                 (1,681)         (2,060)         (3,329)         (4,344)
  Other, net                                                        2,154           1,102           3,346             757
                                                                    -----           -----           -----             ---
Income (loss) before income taxes and
     extraordinary credit                                             181             675          (2,185)           (390)
Income tax expense (benefit)                                          (33)            612              20             751
                                                                      ---             ---              --             ---

  Income (loss) before extraordinary credit                           214              63          (2,205)         (1,141)
                                                                      ---              --          ------          ------

Extraordinary credit -- debt extinguishment                            81            --               903            --
                                                                       --                             ---

  Net income (loss)                                                  $295             $63         $(1,302)        $(1,141)
                                                                     ====             ===         =======         =======

Net income (loss) applicable to common shareholders:
  Net income (loss)                                                  $295             $63         $(1,302)        $(1,141)
  Preferred stock dividends accumulated                              (181)           (477)           (648)           (947)
  Gain on exchange and retirement of preferred stock                3,810              --           3,810            --
                                                                    -----                           -----

      Net income (loss) applicable to common shareholders:         $3,924           $(414)         $1,860         $(2,088)
                                                                   ======           =====          ======         =======

Net income (loss) per common share:
   Before extraordinary credit                                       $.25           $(.03)           $.07           $(.16)
   Extraordinary credit -- debt extinguishment                       --              --               .06            --
                                                                                                      ---
   Net income (loss)                                                 $.25            (.03)           $.13           $(.16)




Average common shares                                          15,522,825       13,391,107      14,656,735      13,302,714

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)


                                                                             (In Thousands)
-------------------------------------------------------------------------------------------------------
                                                                           Six Months Ended
-------------------------------------------------------------------------------------------------------
                                                                   Jan. 25, 1997  Jan. 27, 1996
Cash flow from operating activities:
   Net loss                                                           $ (1,302)     $ (1,141)
   Adjustments to reconcile net loss to net cash provided
    from (used in) operating activities:
         Depreciation and amortization                                   3,151         3,589
         Provision for losses (recoveries) on accounts receivable          134          (207)
      Gain on debt extinguishment                                         (903)         --
      Changes in assets and liabilities:
            Decrease in receivables                                      2,052         3,890
            (Increase) decrease in inventory                            (1,317)        1,604
            Decrease in accounts payable and accrued expenses           (7,660)       (2,958)
            Increase in other liabilities and deferred credits             199            76
   Other, net                                                             (293)       (1,287)
                                                                          ----        ------
         Net cash provided from (used in) operating activities          (5,939)        3,566


Cash flow from investing activities:
  Payments for fixed assets                                             (2,054)       (1,569)
  Proceeds from disposition of fixed assets                               --              50
  Other, net                                                              (213)           60
                                                                          ----            --
         Net cash used in investing activities                          (2,267)       (1,459)


Cash flow from financing activities:
  Proceeds from borrowings                                               5,959        13,976
  Payments on borrowings                                                (8,131)      (18,169)
  Restricted cash for letters of credit                                    551           614
                                                                           ---           ---
         Net cash used in financing activities                          (1,621)       (3,579)


Effect of foreign currency translation on cash                          (1,119)         (583)
                                                                        ------          ----

Net decrease in cash and cash equivalents                              (10,946)       (2,055)
Cash and cash equivalents at beginning of year                          23,184         8,493
                                                                        ------         -----
Cash and cash equivalents at end of period                            $ 12,238      $  6,438
                                                                      ========      ========



Cash payments for:
  Interest                                                            $  3,351      $  4,082
  Income taxes, net                                                   $    386      $    254

See accompanying notes to consolidated financial statements.

                     DATAPOINT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    (Dollars in thousands, except share data)
                                   (Unaudited)


1.  Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by Datapoint Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments that are necessary for a fair statement of the results of the interim periods presented. All adjustments made in the interim statements are of a normal recurring nature.

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended July 27, 1996.

The results of operations for the quarter-ended January 25, 1997, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:

                      Jan. 25, 1997 July 27, 1996
                      ------------- -------------
   Raw materials         $501           $731
   Work in process        289            389
   Finished goods       3,974          2,606
                        -----          -----
                       $4,764         $3,726


3.  Commitments and Contingencies

The Company is a defendant in various lawsuits generally incidental to its business. Currently, there is no such suit that if decided adversely to the Company, would result in a material liability.


4.  Fixed Assets

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company adopted Statement No. 121 in the first quarter of 1997. The adoption of the new impairment rules did not have a material impact on the Company's financial statements.


5.  Divestiture

On May 28, 1996, the Company entered into an agreement with Kalamazoo Computer Group, plc ("Kalamazoo") providing for the sale by the Company to Kalamazoo of its European-based Automotive Dealer Management Systems ("EADS") business, other than its United Kingdom operations, for a purchase price of $33.0 million.

As part of the agreement in connection with the sale of the EADS business, the Company agreed to continue to sell hardware and software to Kalamazoo at various discounts from its normal hardware prices and to continue to provide hardware service maintenance to Kalamazoo at a 15% discount from the Company's normal hardware service maintenance prices. The Company transferred to Kalamazoo all of its employees who were dedicated to the EADS business. The consolidated statement of operations for the three month period ended January 27, 1996, includes revenues of $4.8 million and costs and expenses of $3.6 million and for the six months ended January 27, 1996, includes revenues of $8.7 million and costs and expenses of $6.5 million, that represent the operations of EADS sold to Kalamazoo plus the effect of discounts on the continuing EADS business which are included in the accompanying statements of operations. Because the Company's accounting records do not completely segregate the EADS business' historical performance, certain allocations were required based upon employee effort analyses of EADS and other appropriate measures.


6.  Preferred Stock Exchange

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, liquidation preference $20 per share ("the $1.00 Preferred Stock"), tendered in its exchange offer described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for 3.25 shares of Common Stock. The exchange offer expired December 10, 1996, at 9:00 a.m., New York City time. The tendered shares approximate 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders and related per share amounts, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.24 and $.26 for the three month and six month periods, respectively, ending January 25, 1997.

Also, the Company's proposal to its stockholders to adopt an amendment to the Company's certificate of incorporation whereby all outstanding shares of its $1.00 Preferred Stock would be automatically converted into the right to receive
3.25 shares of Common Stock, did not receive the requisite vote required of the approval of holders of at least two-thirds of the outstanding shares of $1.00 Preferred Stock and a majority of the outstanding shares of Common Stock, and thus was not adopted.



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)


Overview

For 1997, the Company's main objectives to preserve and improve the Company's cash liquidity and financial position and to allow the Company to meet its future operating requirements are as follows:

1. Product marketing to maintain stabilized revenue levels,
2. Continued review and reduction of operating costs,
3. One time cash infusions to meet longer term operating requirements; and
4. The vigorous pursuit of patent royalties due from the licensing and enforcement of its video conferencing and multi-speed networking patents.

During the second quarter of 1997, the Company had net income of $295 thousand compared with net income of $63 thousand for the same period a year ago. For the first six months of 1997, the Company experienced a net loss of $1.3 million compared with a net loss of $1.1 million for the same period a year ago.

Revenue during the second quarter of 1997 declined $9.0 million to $34.3 million when compared to the same period a year ago. The decrease is primarily attributable to the loss of business (mostly service) caused by the sale of EADS to Kalamazoo and longer than anticipated sales cycles in two of the Company's European subsidiaries. Revenue declined $21.6 million during the first six months of 1997 to $67.3 million when compared to the same period a year ago. The decrease is primarily attributable to the loss of business (mostly service) caused by the sale of EADS to Kalamazoo, longer than anticipated sales cycles in two of the Company's European subsidiaries, and the fact that the sales revenue level for the first quarter of 1996 was unusually high compared with the Company's historical sales performance for the first quarter of each fiscal year.

Operating expenses for the second quarter of 1997 were $8.8 million, compared with $12.6 for the same period a year ago. For the first six months of fiscal year 1997, operating expenses were $19.3 million, compared with $25.9 million for the same period a year ago. The decreases were the result of the continued cost cutting actions undertaken by the Company and the impact of the sale of EADS mentioned above. Also, the Company recorded restructuring charges of $1.5 million in the second quarter of 1997 and $2.4 million for the first six months of fiscal 1997 primarily related to the reorganizations resulting from the sale of EADS. As the Company continues to pursue its objective to review and reduce operating costs, it may incur additional restructuring charges.

In addition, during the second quarter of 1997 and for the first six months of fiscal year 1997, the Company repurchased in the public market approximately $170 thousand and $2.2 million, respectively, face value of its 8-7/8% convertible subordinated debentures resulting in extraordinary gains of $81 thousand and $0.9 million, respectively.

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, liquidation preference $20 per share ("the $1.00 Preferred Stock"), tendered in its exchange offer described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for 3.25 shares of Common Stock. The exchange offer expired December 10, 1996, at 9:00 a.m., New York City time. The tendered shares approximate 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders and related per share amounts, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.24 and $.26 for the three month and six month periods, respectively, ending January 25, 1997.

Also, the Company's proposal to its stockholders to adopt an amendment to the Company's certificate of incorporation whereby all outstanding shares of its $1.00 Preferred Stock would be automatically converted into the right to receive
3.25 shares of Common Stock, did not receive the requisite vote required of the approval of holders of at least two-thirds of the outstanding shares of $1.00 Preferred Stock and a majority of the outstanding shares of Common Stock, and thus was not adopted.

During the current fiscal year, the Company is continuing to pursue actions that will provide cash infusions, including the sale of surplus real estate, selected assets and/or operations of the Company, and to improve its financial position. The Company had previously announced that consideration was being given to the potential sale of its telephony business. Subsequently, the Company decided not to pursue further negotiations with interested parties for the sale of its telephony business. The Company will continue to position itself as an integrated system provider of both telephonic and data transmission services, and as such, believes that its short term and long term prospects can be better maximized by retaining the telephony business.

Results of Operations

The Company had an operating loss of $292 thousand and net income of $295 thousand for the second quarter of 1997 and an operating loss of $2.2 million and net loss of $1.3 million for the first six months of 1997. This compares with operating income of $1.6 million and net income of $63 thousand for the second fiscal quarter a year ago and operating income of $3.2 million and net loss of $1.1 million for the first six months of fiscal 1996. The following is a summary of the Company's sources of revenue:

                          Quarter  Ended              Six Months Ended
   (In thousands)    01/25/97       01/27/96      01/25/97      01/27/96

   Sales:
   U.S.                  $963           $751        $2,097        $1,989
   Foreign             17,561         21,647        33,453        44,895
                       ------         ------        ------        ------
                       18,524         22,398        35,550        46,884
  Service and other:
   U.S.                   341            232           632           499
   Foreign             15,416         20,658        31,079        41,488
                       ------         ------        ------        ------
                       15,757         20,890        31,711        41,987
                       ------         ------        ------        ------

  Total revenue       $34,281        $43,288       $67,261       $88,871
                      =======        =======       =======       =======

Total revenue during the second quarter of 1997 decreased $9.0 million, or 20.8%, compared with the same period of the prior year. The decrease is primarily attributable to the loss of business (mostly service) caused by the sale of EADS to Kalamazoo and longer than anticipated sales cycles in two of the Company's European subsidiaries. For the first six months of 1997, total revenue decreased $21.6 million or 24.3% when compared with the same period of the prior year. The decrease is primarily attributable to the loss of business (mostly service) caused by the sale of EADS to Kalamazoo, longer than anticipated sales cycles in two of the Company's European subsidiaries , and the fact that the sales revenue level for the first quarter of 1996 was unusually high compared with the Company's historical sales performance for the first quarter of each fiscal year.

The gross profit margin for the second quarter of 1997 and the first six months of 1997 was 29.4% and 28.9%, respectively, compared with 33.1% and 32.8%, respectively, for the same periods of the prior year. The decrease was primarily the result of competitive pricing pressures worldwide and the loss of higher margin service business due to the sale of EADS.

Operating expenses (research and development plus selling, general and administrative) during the second quarter of 1997 decreased $3.8 million, of which $1.7 million is attributable to the sale of EADS, and for the first six months of 1997 decreased $6.6 million, of which $3.1 million is attributable to the sale of EADS, when compared with the same period of the prior year. The remainder of the decreases are due primarily to the realization of the various cost reduction and restructuring actions that the Company has implemented throughout the last two fiscal years. Also, the Company recorded restructuring charges of $1.5 million in the second quarter of 1997 and $2.4 million for the first six months of fiscal 1997 primarily related to the reorganizations resulting from the sale of EADS. As the Company continues to pursue its objective to review and reduce operating costs, it may incur additional restructuring charges. For the second quarter of 1996 and for the first six months of fiscal 1996, the Company recorded restructuring charges of $77 thousand and $125 thousand, respectively.

Non-operating income and expenses for the quarter ended January 25, 1997, includes interest expense of $1.7 million offset by $2.2 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter. Non-operating income and expenses for the first six months of 1997, includes interest expense of $3.3 million offset by $3.4 million of transaction gains. Non-operating income and expenses for the three months ended January 27, 1996, included interest expense of $2.1 million offset by $1.1 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter. Non-operating income and expenses for the first six months of 1996, included interest expense of $4.3 million offset by $1.1 million of transaction gains.

In addition, during the second quarter of 1997 and for the first six months of fiscal year 1997, the Company repurchased in the public market approximately $170 thousand and $2.2 million, respectively, face value of its 8-7/8% convertible subordinated debentures resulting in extraordinary gains of $81 thousand and $0.9 million, respectively.

Financial Condition

During the first six months of 1997, the Company's cash and cash equivalents decreased $10.9 million primarily due to the usage of cash in operations. The decrease in cash was chiefly a result of the revenue decline, payments of long-standing vendor obligations, payments of other accrued liabilities including executive contractual bonuses, and the semi-annual bond interest payment, partially offset by continued strong collections of accounts receivables. The Company used $1.3 million to repurchase 8-7/8% subordinated debentures with a face value of $2.2 million during the first six months of fiscal 1997.

The Company used $2.1 million for the purchase of fixed assets (primarily test equipment, spares and internally used equipment and a subsidiary's building renovations) during the first six months of 1997.

For the six-month period ended January 25, 1997, the Company used $1.6 million in financing activities, primarily consisting of paydowns of Company debt approximating $8.1 million offset by additional borrowings of $6.0 million.

As of January 25, 1997, the Company had cash and cash equivalents of $12.2 million and restricted cash and cash equivalents of $0.3 million (restricted primarily to cover various lines of credits which are reflected as payables to banks). The Company believes its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for 1997.

Reorganization/Restructuring
(In thousands)

A rollforward of the restructuring accrual from July 30, 1994, through January 25, 1997, is as follows:

                                                  TOTAL
Restructuring accrual as of July 30, 1994        $13,988
Fiscal 1995 additions                              9,213
Fiscal 1995 asset write-offs                      (1,895)
Fiscal 1995 payments                             (17,138)
---------------------------------------------------------
Restructuring accrual as of July 29, 1995          4,168
Fiscal 1996 additions                                263
Fiscal 1996 payments                              (3,776)
---------------------------------------------------------
Restructuring accrual as of July 27, 1996            655
Fiscal 1997 additions                              2,358
Fiscal 1997 payments                              (1,139)
---------------------------------------------------------
Restructuring accrual as of January 25, 1997      $1,874
                                                  ======

The projected payout of the restructuring accrual balance as of January 25, 1997, which related almost entirely to unpaid employee termination costs, is as follows:

Third quarter 1997                                  $975
Fourth quarter 1997                                  720
First quarter 1998                                    82
Second quarter 1998                                   82
Beyond                                                15
--------------------------------------------------------
Restructuring accrual as of January 25, 1997      $1,874
                                                  ======

Restructuring charges are not recorded until specific employees are notified of termination by management in accordance with its overall restructuring plan. Employee termination payments are generally paid over a period of time rather than as one lump sum. As the Company continues to pursue its objective to review and reduce operating costs, it may incur additional restructuring charges. However a reasonable estimate of the amount of future restructuring costs cannot be made at this time.

     Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including without limitation changes in product demand, the availability of products, changes in competition, economic conditions, new product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended July 27, 1996, for a description of certain legal proceedings heretofore reported and incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on December 10, 1996, the holders of the Company's Common Stock elected six directors, ratified the appointment of Ernst & Young LLP, certified public accountants, as the Company's independent auditors for fiscal year 1997, and approved the Company's 1996 Director Stock Option Plan and 1996 Employee Stock Option Plan, and the holders of the Company's $1.00 Preferred Stock elected two directors. The proposal to amend the certificate of incorporation of the Company (the "Preferred Stock Amendment") to reclassify and convert each outstanding share of $1.00 Preferred Stock into 3.25 shares of Common Stock did not receive the requisite vote required of the approval of at least two-thirds of the outstanding shares of $1.00 Preferred Stock and a majority of the outstanding shares of Common Stock, and thus was not adopted. The votes on the above proposals were cast as follows:

1.  Election of Directors by holders of Common Stock:
                                        FOR                        WITHHELD
   Gerald N. Agranoff                 6,521,734                     539,575
   Asher B. Edelman                   6,519,048                     542,261
   Irving J. Garfinkel                6,522,021                     539,288
   Daniel R. Kail                     6,522,124                     539,185
   Didier M. M. Ruffat                6,521,894                     539,415
   Blake D. Thomas                    6,521,860                     539,449

2.  Election of Directors by holders of  Preferred Stock:
                                        FOR                        WITHHELD

   Charles F. Robinson                1,645,811                     122,727
   Robert D. Summer                   1,643,511                     125,027

3.  Ratification of Ernst & Young, LLP as independent auditors:

                                   FOR           AGAINST          ABSTAIN

                                 6,943,940       62,949            54,420

4.  Adoption of the 1996 Director Stock Option Plan:

                            FOR            AGAINST       ABSTAIN       NOTVOTED

                          3,036,310        861,706       183,566      2,979,727

5.  Adoption of the 1996 Employee Stock Option Plan:

                            FOR            AGAINST       ABSTAIN       NOTVOTED

                          3,186,551        811,867        83,164      2,979,727

6.  Adoption of the Preferred Stock Amendment:

                            FOR            AGAINST       ABSTAIN       NOTVOTED

Preferred Stock           1,126,255        211,339        46,013        384,931
Common Stock              3,715,511        201,390       164,681      2,979,727

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DATAPOINT CORPORATION
                                                           (Registrant)



Date:  March 7, 1997                              /s/ Phillip P. Krumb
                                                   --------------------
                                                   Phillip P. Krumb
                                                   Chief Financial Officer
                                                 (Principal Accounting Officer)