Form 10-Q
period 1997-04-26
DATAPOINT CORP
filed 1997-06-10
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

     [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended April 26, 1997

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

     As of April 26, 1997, 17,681,194 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 3,310,023 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                        Page
                                                                       Number

Part I. Financial Information

Item 1. Financial Statements

   Consolidated Balance Sheets --
     April 26, 1997 and July 27, 1996                                      3


   Consolidated Statements of Operations --
     Quarter and  Nine Months Ended April 26, 1997 and April 27, 1996      4

   Consolidated Statements of Cash Flows --
      Nine Months Ended April 26, 1997 and April  27, 1996                 5


Notes to Consolidated Financial Statements                                 6


Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        7


Part II.  Other Information
   Item 1.  Legal  Proceedings                                            13


Signature                                                                 14

                          Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
                                                                Apr. 26, 1997     July 27, 1996
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                        $  12,781    $ 23,184
  Restricted cash and cash equivalents                                   155         864
  Accounts receivable, net of allowance for doubtful
    accounts of $2,474 and $2,791, respectively                       32,418      38,735
  Inventories                                                          3,982       3,726
  Prepaid expenses and other current assets                            3,069       3,486
                                                                       -----       -----

  Total current assets                                                52,405      69,995

Fixed assets, net                                                     12,535      14,625
Other assets, net                                                      8,805       9,198
                                                                               ---------
                                                                   $  73,745    $ 93,818
                                                                   =========    ========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Payable to banks                                                 $  11,597    $  9,831
  Current maturities of long-term debt                                 1,302       3,114
  Accounts payable                                                    15,952      20,280
  Accrued expenses                                                    23,130      29,256
  Deferred revenue                                                    11,479      11,642
  Income taxes payable                                                 1,867       2,842
                                                                       -----       -----

  Total current liabilities                                           65,327      76,965

Long-term debt, exclusive of current maturities                       61,066      63,945
Other liabilities                                                      7,254       8,110

Commitments and contingencies

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized 10,000,000;
shares issued and outstanding of 721,976 in 1997 and 1,868,071 in
1996 (aggregate liquidation preference, including dividend in
arrears, $16,425 in 1997 and $41,061 in 1996)                            722       1,868
Common stock of $.25 par value.  Shares authorized 40,000,000;
shares issued 20,991,217 including treasury shares of 3,310,023
in 1997 and 7,043,593 in 1996                                          5,248       5,248
Other capital                                                        212,655     212,655
Foreign currency translation adjustment                                7,107      11,567
Retained deficit                                                    (278,121)   (248,226)
Treasury stock, at cost                                               (7,513)    (38,314)
                                                                      ------     -------

  Total stockholders' deficit                                        (59,902)    (55,202)
                                                                     -------     -------

                                                                   $  73,745    $ 93,818
                                                                   =========    ========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter Ended                  Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                            Apr. 26, 1997       Apr. 27, 1996    Apr. 26, 1997  Apr. 27, 1996
                                                           -------------        -------------    -------------     -------------
Revenue:
  Sales                                                        $  21,973        $  26,438        $  57,523     $  73,322
  Service and other                                               15,787           20,365           47,498        62,352

  Total revenue                                                   37,760           46,803          105,021       135,674

Operating costs and expenses:
  Cost of sales                                                   16,774           20,485           42,482       54,276
  Cost of service and other                                       10,052           13,009           32,150       38,910
  Research and development                                           564              627            1,518        2,043
  Selling, general and administrative                              8,612           11,024           26,957       35,465
  Reorganization/restructuring costs                                  55               69            2,413          194

  Total operating costs and expenses                              36,057           45,214          105,520      130,888


  Operating income (loss)                                          1,703            1,589             (499)       4,786

Non-operating income (expense):
  Interest expense                                                (1,670)          (2,144)          (4,999)      (6,488)
  Other, net                                                       1,270           (3,009)           4,616       (2,252)

    Income (loss) before income taxes and
     extraordinary credit                                          1,303           (3,564)            (882)      (3,954)
Income tax expense                                                   492              430              512        1,181


  Income (loss) before extraordinary credit                          811           (3,994)          (1,394)      (5,135)


Extraordinary credit -- debt extinguishment                          253              --             1,156         --


  Net income (loss)                                            $   1,064        $  (3,994)       $    (238)   $  (5,135)


Net income (loss) applicable to common shareholders:
  Net income (loss)                                            $   1,064        $  (3,994)       $    (238)   $  (5,135)
  Preferred stock dividends accumulated                             (181)            (472)            (829)      (1,418)
  Gain on exchange and retirement of preferred stock                --                 --            3,810         --
 Net income (loss) applicable to common shareholders:          $     883        $  (4,466)       $   2,743    $  (6,553)


Net income (loss) per common share:
   Before extraordinary credit                                 $     .04        $    (.33)       $     .11    $    (.49)
   Extraordinary credit -- debt extinguishment                       .01               --              .07           --

    Net income (loss)                                          $     .05        $    (.33)       $     .18    $    (.49)



Average common shares                                        17,718,842         13,472,367       15,579,270    13,359,265


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)


                                                                              (In Thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                                           Apr. 26, 1997       Apr. 27, 1996

Cash flow from operating activities:
   Net loss                                                                    $   (238)       $ (5,135)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                            3,937           5,285
         Provision for losses (recoveries) on accounts receivable                    74            (253)
       Gain on debt extinguishment                                               (1,156)             --
       Changes in assets and liabilities:
             Increase in receivables                                               (790)         (2,391)
            (Increase) decrease in inventory                                       (794)            812
            (Decrease) increase in accounts payable and accrued expenses         (6,674)            572
            Decrease  in other liabilities and deferred credits                      (4)           (644)
   Other, net                                                                      (728)           (547)

        Net cash used in operating activities                                    (6,373)         (2,301)


Cash flow from investing activities:
  Payments for fixed assets                                                      (2,843)         (2,083)
  Proceeds from disposition of fixed assets                                        --                50
  Other, net                                                                        186              35

        Net cash used in investing activities                                    (2,657)         (1,998)


Cash flow from financing activities:
  Proceeds from borrowings                                                       10,016          26,505
  Payments on borrowings                                                        (10,384)        (26,549)
  Restricted cash for letters of credit                                             709           1,493

  Net cash provided by financing activities                                         341           1,449



Effect of foreign currency translation on cash                                   (1,714)           (679)



Net decrease in cash and cash equivalents                                       (10,403)         (3,529)
Cash and cash equivalents at beginning of year                                   23,184           8,493

Cash and cash equivalents at end of period                                     $ 12,781        $  4,964



Cash payments for:
  Interest                                                                     $  3,687        $  4,674
  Income taxes, net                                                            $    546        $    398

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

The results of operations for the quarter-ended April 26, 1997, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:

                           Apr. 26, 1997    July 27, 1996
    Raw materials               $528             $731
    Work in process              256              389
    Finished goods             3,198            2,606
                               -----            -----
                              $3,982           $3,726
                              ======           ======


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

As part of the agreement in connection with the sale of the EADS business, the Company agreed to continue to sell hardware and software to Kalamazoo at various discounts from its normal hardware prices and to continue to provide hardware service maintenance to Kalamazoo at a 15% discount from the Company's normal hardware service maintenance prices. The Company transferred to Kalamazoo all of its employees who were dedicated to the EADS business. The consolidated statement of operations for the three month period ended April 27, 1996, includes revenues of $6.0 million and costs and expenses of $4.3 million and for the nine months ended April 27, 1996, includes revenues of $14.7 million and costs and expenses of $10.8 million, that represent the operations of EADS sold to Kalamazoo plus the effect of discounts on the continuing EADS business which are included in the accompanying statements of operations. Because the Company's accounting records do not completely segregate the EADS business' historical performance, certain allocations were required based upon employee effort analyses of EADS and other appropriate measures.


6.  Preferred Stock Exchange

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, liquidation preference $20 per share ("the $1.00 Preferred Stock"), tendered in its exchange offer described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for 3.25 shares of Common Stock. The exchange offer expired December 10, 1996, at 9:00 a.m., New York City time. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders and related per share amounts for the nine month period ended April 26, 1997, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.24 for the nine month period, ending April 26, 1997.

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



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)


Overview

For 1997, the Company's main objectives to preserve and improve the Company's cash liquidity and financial position and to allow the Company to meet its future operating requirements are as follows:

1. Product marketing to maintain stabilized revenue levels,
2. Continued review and reduction of operating costs,
3. One time cash infusions to meet longer term operating requirements; and
4. The vigorous pursuit of patent royalties due from the licensing and enforcement of its video conferencing and multi- speed networking patents.

During the third quarter of 1997, the Company had net income of $1.1 million compared with a net loss of $4.0 million for the same period a year ago. For the first nine months of 1997, the Company had a net loss of $0.2 million compared with a net loss of $5.1 million for the same period a year ago.

Included in non-operating income for the third quarter and for the first nine months of fiscal 1997, are $1.5 million and $4.9 million, respectively, related to transaction gains resulting from the strengthening U.S. dollar against foreign currencies, as compared to gains of $0.7 million and $1.8 million, respectively, during the same periods in the prior year. These gains, caused by the strengthening U.S. dollar against certain foreign currencies, relate to short term intercompany notes and international subsidiary U.S. dollar denominated cash.

The Company reported operating income of $1.7 million during the third quarter of fiscal 1997, compared with operating income of $1.6 million for the third quarter of the prior year. Included in the operating income for the third quarter of the previous year was $1.7 million related to the operations of EADS.

Revenue during the third quarter of 1997 declined $9.0 million to $37.8 million when compared to the same period a year ago. Approximately $6.0 million of the decrease is attributable to the loss of business (mostly service) caused by the sale of EADS to Kalamazoo and approximately $3.3 million is due to the unfavorable impact related to the strengthening U.S. dollar when compared to the same period a year ago. Revenue declined $30.7 million during the first nine months of 1997 to $105.0 million when compared to the same period a year ago. Approximately $14.7 million of the decline is attributable to the loss of business (mostly service) caused by the sale of EADS to Kalamazoo, and approximately $3.9 million is due to the unfavorable impact related to the strengthening U.S. dollar when compared to the same period a year ago, and the fact that the sales revenue level for the first quarter of 1996 was unusually high compared with the Company's historical sales performance for the first quarter of each fiscal year.

Operating expenses for the third quarter of 1997 were $9.2 million, compared with $11.7 for the same period a year ago. Approximately $1.8 million of the decrease is due to the sale of EADS described above and approximately $0.4 million of the decrease is due to the effect of the strengthening U.S. dollar when compared to the same period a year ago. For the first nine months of fiscal year 1997, operating expenses were $28.5 million, compared with $37.5 million for the same period a year ago. Approximately $4.8 million of the decrease is due to the sale of EADS and approximately $0.6 million of the decrease is due to the effect of the strengthening U.S. dollar when compared to the same period a year ago. The remaining decrease was the result of the continued cost cutting actions undertaken by the Company. Also, the Company recorded restructuring charges of $55 thousand during the third quarter of 1997 and $2.4 million for the first nine months of fiscal 1997 primarily related to the reorganizations resulting from the sale of EADS.

In addition, during the third quarter of 1997 and for the first nine months of fiscal year 1997, the Company repurchased in the public market approximately $0.5 million and $2.7 million, respectively, face value of its 8-7/8% convertible subordinated debentures resulting in extraordinary gains of $0.3 million and $1.2 million, respectively.

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, liquidation preference $20 per share ("the $1.00 Preferred Stock"), tendered in its exchange offer described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for 3.25 shares of Common Stock. The exchange offer expired December 10, 1996, at 9:00 a.m., New York City time. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders and related per share amounts for the nine month period ended April 26, 1997, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.24 for the nine month period ending April 26, 1997.

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

Patents and Trademarks

Datapoint owns certain patents, copyrights, trademarks and trade secrets in both network and video conferencing technologies, which it considers valuable proprietary assets. The Company believes that in particular its video conferencing patents and multi-speed network processing patents and the related patents are of material importance to its business as a whole.

Video Conferencing Patents

Datapoint owns United States Patent Nos. 4,710,917 and 4,847,829 related to video teleconferencing technology. Datapoint has filed infringement actions against several companies. In 1995, the Company negotiated two settlements for such infringement for an aggregate of $1.0 million, and, in 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of the `917 and `829 patents for an undisclosed amount. Several patent infringement suits are currently pending:

     (1) Datapoint Corporation v. Compression Labs, Inc. No. 3:93-CV-2522-D (N.D. Texas); trial is scheduled for November 1997; In addition, Datapoint Corporation asserted a fraud claim against CLI and a tortious interference with prospective advantage and other claims against Vtel Corp., with whom CLI recently merged. No. 3:97-CV-1093-D (N.D. Texas);

     (2) Datapoint Corporation v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Texas); trial is scheduled for October 1997;

     (3) Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.); this action is in the early stages of discovery; no trial date has been scheduled;

     (4) Datapoint Corporation v. Videolan Technologies, Inc.; Videolan Technologies, Inc. v. Datapoint Corporation, No. 96 CV-604-H (W.D. Kentucky) et al; in these actions, Datapoint has asserted that Videolan has infringed the `917 and `829 patents. Videolan has asserted the following claims: antitrust, patent misuse, unfair competition, and seeks a declaratory judgment that the `917 and `829 patents and another Datapoint patent, No. 4,686,698, are not valid and are not infringed. These actions are in the early stages; no trial date has been set in either matter.

In addition, discussions and negotiations are taking place with certain companies to enter into mutually agreeable licensing arrangements.

In John  Frassanito and David A. Monroe v. Datapoint  Corp.,  No. H-95-812 (S.D.
Tex) plaintiffs alleged that the Company usurped various patentable inventions and trade secrets in connection with the development of its MINX systems. They also asserted a cause of action for patent infringement, and a cause of action requiring Datapoint to assign certain MINX-related patents and other intellectual property. On August 16, 1996, the Court dismissed with prejudice plaintiffs' claims of patent infringement against Datapoint and dismissed without prejudice plaintiff's pendent State law claims and Datapoint's State law counter-claims for lack of subject matter jurisdiction. Plaintiffs in this action moved to intervene in the Picturetel and CLI actions. Datapoint believes this matter will be resolved without further proceedings by a confidential agreement.

Multi-speed Networking Patents

Datapoint is also the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to Local Area Networks ("LAN"). The Company believes these patents cover most products introduced by various suppliers to the local area network industry and dominates certain types of dual-speed LAN Adaptor Products recently introduced by various industry leaders. Datapoint has asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

     (1) Datapoint Corporation v. Standard Micro-Systems, Inc. and Intel Corporation, No. C.V.-96-1685;

     (2) Datapoint Corporation v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay Networks, Inc., Crosscom Corp. and Assante Technologies, Inc. No. CV 96 4534;

     (3) Datapoint Corporation v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix, SVEC America Computer Corporation, and Nbase Communications, No. CV 96 6334; and

     (4) Datapoint Corporation v. Standard Microsystems Corp. and Intel Corp., individually, and as representatives of the class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, No. CV-96-03819.

These actions have been consolidated for discovery. No trial date has been set. In addition, discussions are taking place with certain companies which may include one or more of the above companies in an attempt to reach agreement on licensing arrangements.

The above actions represent the Company's continuing efforts to license and enforce its video conferencing and multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provided broad coverage in video conferencing and multi-speed networking technology and present the opportunity for further royalty bearing licenses. Such royalty bearing licenses and enforcement of its patents will be a primary strategy of the Company's business going forward to create long-term value for its stockholders.


Results of Operations

The Company had operating income of $1.7 million and net income of $1.1 million for the third quarter of 1997 and an operating loss of $0.5 million and a net loss of $0.2 million for the first nine months of 1997. This compares with operating income of $1.6 million and a net loss of $4.0 million for the third fiscal quarter a year ago and operating income of $4.8 million and net loss of $5.1 million for the first nine months of fiscal 1996. The following is a summary of the Company's sources of revenue:

                         Quarter  Ended     Nine Months Ended
    (In thousands)   04/26/97   04/27/96   04/26/97   04/27/96

 Sales:
  U.S                $    709   $    612   $  2,806   $  2,601
  Foreign              21,264     25,826     54,717     70,721
                     --------   --------   --------   --------
                       21,973     26,438     57,523     73,322
Service and other:
  U.S                     268        180        900        679
  Foreign              15,519     20,185     46,598     61,673
                     --------   --------   --------   --------
                       15,787     20,365     47,498     62,352
                     --------   --------   --------   --------

Total revenue        $ 37,760   $ 46,803   $105,021   $135,674
                     ========   ========   ========   ========

Total revenue during the third quarter of 1997 decreased $9.0 million, or 19.3%, compared with the same period of the prior year. Approximately $6.0 million of the decrease is attributable to the loss of business (mostly service) caused by the sale of EADS to Kalamazoo and approximately $3.3 million is due to the unfavorable impact related to the strengthening U.S. dollar when compared to the same period a year ago. For the first nine months of 1997, total revenue decreased $30.7 million or 22.6% when compared with the same period of the prior year. Approximately $14.7 million of the decline is attributable to the loss of business (mostly service) caused by the sale of EADS to Kalamazoo, and $3.9 million of the decrease is due to the effect of the strengthening U.S. dollar when compared to the same period a year ago, and the fact that the sales revenue level for the first quarter of 1996 was unusually high compared with the Company's historical sales performance for the first quarter of each fiscal year.

The gross profit margin for the third quarter of 1997 and the first nine months of 1997 was 29.0% and 28.9%, respectively, compared with 28.4% and 31.3%, respectively, for the same periods of the prior year. The decrease for the first nine months of 1997 was primarily the result of competitive pricing pressures worldwide and the loss of higher margin service business due to the sale of EADS.

Operating  expenses   (research  and  development  plus  selling,   general  and
administrative) during the third quarter of 1997 decreased $2.5 million, of which approximately $1.8 million is due to the sale of EADS and approximately $0.4 million of the decrease is due to the effect of the strengthening U.S. dollar when compared to the same period a year ago, and for the first nine months of 1997 decreased $9.0 million, of which approximately $4.8 million is due to the sale of EADS, and $0.6 million of the decrease is due to the effect of the strengthening U.S. dollar when compared to the same period a year ago.

The remainder of the decreases are due primarily to the realization of the various cost reduction and restructuring actions that the Company has implemented throughout the last two fiscal years. Also, the Company recorded restructuring charges of $55 thousand in the third quarter of 1997 and $2.4 million for the first nine months of fiscal 1997 primarily related to the reorganizations resulting from the sale of EADS. As the Company continues to pursue its objective to review and reduce operating costs, it may incur additional restructuring charges. For the third quarter of 1996 and for the first nine months of fiscal 1996, the Company recorded restructuring charges of $69 thousand and $194 thousand, respectively.

Non-operating income and expenses for the quarter ended April 26, 1997, includes interest expense of $1.7 million offset by $1.5 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter. Non-operating income and expenses for the first nine months of 1997, includes interest expense of $5.0 million offset by $4.9 million of transaction gains. Non-operating income and expenses for the quarter ended April 27, 1996, included interest expense of $2.1 million and a lawsuit settlement of $3.3 million, offset by $0.7 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter.
Non-operating income and expenses for the first nine months of 1996, included interest expense of $6.5 million offset by $1.8 million of transaction gains.


The transaction gains included in non-operating income, caused by the strengthening U.S. dollar against certain foreign currencies, relate to short term intercompany notes and international subsidiary U.S. dollar denominated cash. These gains are offset by translation adjustment to Stockholders' Equity and therefore have no impact on the Company's consolidated financial position.

     The income tax provision for the third quarter and for the first nine months of 1997, was $0.5 million, which includes $0.2 million related to transaction gains.

In addition, during the third quarter of 1997 and for the first nine months of fiscal year 1997, the Company repurchased in the public market approximately $0.5 million and $2.7 million, respectively, face value of its 8-7/8% convertible subordinated debentures resulting in extraordinary gains of $0.3 million and $1.2 million, respectively.

Financial Condition

During the first nine months of 1997, the Company's cash and cash equivalents decreased $10.4 million. The decrease in cash was chiefly a result of the revenue decline, payments of long-standing vendor obligations, payments of other accrued liabilities including executive contractual bonuses, and the semi-annual bond interest payment. The Company used $1.6 million to repurchase 8-7/8% subordinated debentures with a face value of $2.7 million during the first nine months of fiscal 1997.

The Company used $2.8 million for the purchase of fixed assets (primarily test equipment, spares and internally used equipment and a subsidiary's building renovations) during the first nine months of 1997.

For the nine-month period ended April 26, 1997, $0.3 million of cash was provided from financing activities consisting of paydowns of Company debt approximating $10.4 million offset by additional borrowings of $10.1 million, and a decrease in restricted cash of $0.7 million.

As of April 26, 1997, the Company had cash and cash equivalents of $12.8 million and restricted cash and cash equivalents of $0.1 million (restricted primarily to cover various lines of credits which are reflected as payables to banks). The Company believes its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for 1997.

Reorganization/Restructuring
(In thousands)

A rollforward of the restructuring accrual from July 30, 1994, through April 26, 1997, is as follows:

                                                                TOTAL
Restructuring accrual as of July 30, 1994                     $13,988
Fiscal 1995 additions                                           9,213
Fiscal 1995 asset write-offs                                   (1,895)
Fiscal 1995 payments                                          (17,138)
----------------------------------------------------------------------
Restructuring accrual as of July 29, 1995                       4,168
Fiscal 1996 additions                                             263
Fiscal 1996 payments                                           (3,776)
----------------------------------------------------------------------
Restructuring accrual as of July 27, 1996                         655
Fiscal 1997 additions                                           2,413
Fiscal 1997 payments                                           (1,831)
----------------------------------------------------------------------
Restructuring accrual as of April 26, 1997                     $1,237
                                                               ======

The projected payout of the restructuring accrual balance as of April 26, 1997, which related almost entirely to unpaid employee termination costs, is as follows:

Fourth quarter 1997                                              $743
First quarter 1998                                                419
Second quarter 1998                                                58
Third quarter 1998                                                  2
Beyond                                                             15
---------------------------------------------------------------------
Restructuring accrual as of April 26, 1997                     $1,237
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


The Company is a Plaintiff in a number of actions related to its patents and trademarks which are more fully described in the Management's Discussion and Analysis overview section of this Form 10Q.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATAPOINT CORPORATION (Registrant)



Date:  June 10, 1997                    /s/ Phillip P. Krumb
                                        --------------------
                                        Phillip P. Krumb
                                        Chief Financial Officer
                                        (Principal Accounting Officer)