Form 10-K
period 1997-08-02
DATAPOINT CORP
filed 1997-10-30
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended August 2, 1997

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

    As of October 17, 1997, 17,817,728 shares of Datapoint Corporation Common Stock were outstanding (excluding 3,173,489 shares held in Treasury), and the aggregate market value (based upon the last reported sale price of the Common Stock on the New York Stock Exchange -- Composite Tape on October 17, 1997) of the shares of Common Stock held by non-affiliates was approximately $48.3 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

PART I

ITEM 1.  Business.

General

    Datapoint Corporation, including its subsidiaries (hereinafter "Datapoint" or "the Company"), is principally engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products -- both hardware and software. These products and services are for integrated computer, telecommunication and video conferencing network systems. The Company is also actively engaged in the business of licensing its video conferencing technology and its dual protocol local area network ("LAN") technology.

    Datapoint was reincorporated in Delaware in 1976 as the successor corporation to a Texas corporation. They were originally incorporated in 1968 as Computer Terminal Corporation and changed its name to Datapoint Corporation in 1972. Its principal executive offices are located at 4 rue d'Aguesseau 75008, Paris, France (telephone number - (33-1) 40 07 37 37) and at 8410 Datapoint Drive, San Antonio, Texas 78229-8500 (telephone number - (210)-593-7000).

    Throughout the 1980's and the early 1990's, the Company's business was characterized by a significant decline in total revenue, recurring significant losses, and a reduction of the domestic workforce. This was primarily due to (1) a mass entry of competitors in the networking marketplace compounded by (2) a marketplace demand for "Open Systems" products and standard interfaces, both of which had a negative impact on the traditional networking and data processing components of the Datapoint business. The marketplace was forced into a sameness of design that lead to highly competitive pricing being the only significant product differentiator. These adverse effects were, in turn, worsened by the increasing availability of low-cost, off-the-shelf software applications packages written in a number of industry-standard programming languages. Between 1994 and 1996, the Company was able to maintain a consistent and slightly increasing revenue level while at the same time restructuring its operations mostly through significant workforce reductions worldwide. The aim was to reduce its cost base to support such revenue levels. At the end of 1996, the Company sold its European based Automotive Dealer Management Systems business ("EADS") to Kalamazoo Computer Group, plc, a public limited company organized under the laws of England ("Kalamazoo"), (as discussed more fully below), which was a principal reason for the decline in revenue from 1996 to 1997.

    During fiscal years 1997 and 1996, the Company pursued and is continuing to pursue actions to provide cash infusions, including the sale of surplus real estate and/or selected assets of the Company in order to improve its financial condition. In this regard, on May 28, 1996, the Company entered into an agreement with Kalamazoo, providing for the sale by Datapoint to Kalamazoo of Datapoint's EADS for a purchase price of $33.0 million. During fiscal year 1997, the Company announced that consideration was being given to the potential sale of its telephony business. The Company subsequently decided not to pursue further negotiations with interested parties. The Company will continue to position itself as an integrated system provider of both telephonic and data transmission services, and as such, believes that its short term and long term prospects can be better maximized by retaining the telephony business.

    Subsequent to year end, the Company entered into a contract to sell the three buildings it owns in San Antonio, Texas to a private unaffiliated group for approximately $3.1 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of one of the buildings (approximately 40,000 square feet) for an initial lease term of five years. The sale of the buildings closed on October 27, 1997.

     During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "Exchange Offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for
3.25 shares of Common Stock. The exchange offer expired December 10, 1996. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders and related per share amounts, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.23 for the year ended August 2, 1997.

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

Video Conferencing Patents

Datapoint owns United States Patent Nos. 4,710,917 and 4,847,829 related to video teleconferencing technology. Datapoint has filed infringement actions against several companies. In 1995, the Company negotiated two settlements for such infringement for an aggregate of $1.0 million, and, in 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of the `917 and `829 patents for an undisclosed amount. Several patent infringement suits are currently pending:

     (1) Datapoint  Corporation v.  Compression  Labs,  Inc. No.  3:93-CV-2522-D
(N.D.     Texas);      trial     is     scheduled     for     November     1997;


     (2) Datapoint  Corporation v. PictureTel  Corporation,  No.  3:93-CV-2381-D
(N.D.   Texas);   trial   is   scheduled   for   early   calendar   year   1998.

     (3) Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.); this action is in the early stages of discovery; no trial date has been scheduled;

     (4) Datapoint Corporation v. Videolan Technologies, Inc.; Videolan Technologies, Inc. v. Datapoint Corporation, No. 96 CV-604-H (W.D. Kentucky) et al; in these actions, Datapoint has asserted that Videolan has infringed the `917 and `829 patents. Videolan has asserted the following claims: antitrust, patent misuse, unfair competition, and seeks a declaratory judgment that the `917 and `829 patents and another Datapoint patent, No. 4,686,698, are not valid and are not infringed. These actions are in the early stages; no trial date has been set in either matter;

     (5) Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas); this action was filed on October 21, 1997. In this action, Datapoint has asserted that Intel Corporation has infringed the '829 and '917 patents. To date, there has been no activity in this matter.

In addition, discussions and negotiations are taking place with certain companies to enter into mutually agreeable licensing arrangements.

In John  Frassanito and David A. Monroe v. Datapoint  Corp.,  No. H-95-812 (S.D.
Tex) plaintiffs alleged that the Company usurped various patentable inventions and trade secrets in connection with the development of its MINX systems. They also asserted a cause of action for patent infringement, and a cause of action requiring Datapoint to assign certain MINX-related patents and other intellectual property. On August 16, 1996, the Court dismissed with prejudice plaintiffs' claims of patent infringement against Datapoint and dismissed without prejudice plaintiff's pendent State law claims and Datapoint's State law counter-claims for lack of subject matter jurisdiction. Plaintiffs in this action moved to intervene in the Picturetel and CLI actions. In September 1997, the Company announced that it had received a court order approving a confidential agreement between the parties resolving this matter without further proceedings.

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

The above actions represent the Company's continuing efforts to license and enforce its video conferencing and multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage in video conferencing and multi-speed networking technology and present the opportunity for further royalty bearing licenses. Such royalty bearing licenses and enforcement of its patents are a primary strategy of the Company's business to create long-term value for its stockholders.

Products

     The Company provides communication solutions to the world through data, voice, and video integration. A complete line of products for data processing, video communications, and telecommunications is available.

     The Company has enhanced its MINX video communications products which provide the capacity for large video networks and data conferencing features. A complete range of products is available from a fully interactive, broadcast-quality, full-motion video network which can accommodate over 3,000 local workstations to a single video station for a remote office. All of the video products are interoperable and provide functionality and picture quality that is unparalleled in the industry.

     In 1994, consistent with the Company's patent licensing business, the Company began patent infringement suits against several defendants related to the Company's video conferencing patents and dual protocol local area network patents. The Company's patent enforcement policy includes the identification of video conferencing patents and dual protocol local area network products and applications which infringe the related patents and the execution of licensing agreements through a) normal commercial negotiations or b) pursuant to settlements of litigation brought against the patent infringers. The Company has been successful in asserting its U.S. video conferencing patents resulting in payments for licenses. On June 16, 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of Datapoint's video conferencing patents. The Company is also taking steps through an industry-wide program to license and enforce its multi-speed networking patents through negotiations and/or litigation. Currently, four patent infringement suits are pending with respect to Datapoint's patents on its dual protocol local area networking technology. These patents cover certain ARCNET and Fast Ethernet products recently introduced by various suppliers to the local area network industry and dominates certain types of dual-speed LAN Adaptor Products recently introduced by various industry leaders. Such royalty bearing licenses and enforcement of its patents are a primary strategy of the Company's business to create long-term value for its stockholders.

     The Company's Networking products are industry-standard. The file servers are based upon a scalable architecture using the Intel microprocessor. The multi-processor functionality is provided for the Company's highly sophisticated RMS network operating system. The same systems can be used for Windows NT, UNIX and other operating systems. The Company offers high-performance, Pentium PRO file servers. All systems support RAID disks and popular network protocols such as TCP/IP and NetBios.

     The Company's networking products focus on linking file servers, workstations, terminals, printers, and other peripherals (such as modems) to the network. High-performance networking software and hardware components comprise the product offering and provide the ability to implement high-capacity, highly efficient networks composed of client/server and data communications devices. The networking solutions provide the capability of running MS-DOS, WINDOWS, WINDOWS NT, UNIX, and RMS simultaneously along with flexible choices of adapters such as ARCNET, ARCNETPLUS, Ethernet and FastEthernet. These capabilities provide customers the flexibility to design network architectures to meet their specific requirements.

     Realizing that personal computers are the desktop workstation of choice, the Company offers PC-based hardware and software. A Microsoft Windows compliant terminal emulation package for the RMS environment which can be run on existing PCs is also provided.

     The  Company  offers a  complete  set of  telecommunications  products  and services to meet the requirements of large call centers, customer service organizations, and telemarketing firms. Power dialers to increase call efficiency for outbound communications applications, interactive voice response systems which allow customers to interrogate an organization's database with a simple telephone, and automatic call distribution systems that manage large volumes of incoming calls comprise the portfolio of telecommunications products. The Company has an agreement with Lucent to market their Definity line of automatic call distributors through several of the Company's European subsidiaries. The Company also has recently added Intelligent Call Exchange ("ICE") from Computer Talk Technology, Inc. ("CTT") to its product portfolio. This PC based call center is the first of a new generation of technology products addressing a much wider marketplace and takes advantage of the large base of skilled engineers the Company has throughout Europe. In addition, the Company markets the Electronic Data Gathering Expertise ("EDGE") telebusiness software from International Management Associates, Ltd., ("IMA") to enhance its call center capabilities and provide vertical market applications for industries throughout Europe. Telecommunications solutions are provided with the combined expertise in networking, data processing, and telecommunications products.

     The supplier and value-added reseller relationships that the Company continues to develop, allow its customers worldwide to enhance their productivity with sensible, cost-effective computer-based networking, telephony and video communication solutions.

Markets

Customers

    Datapoint sells generally to business and government customers, including the U.S. government, financial institutions, insurance companies, educational institutions, and manufacturers. During fiscal years 1995 through 1997, no one customer accounted for 10 percent or more of consolidated revenues.

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

International

    Datapoint's products are marketed to end-users in over forty countries through a network of wholly-owned subsidiaries and independent distributors. Datapoint distributes its products internationally through wholly-owned sales and service operations in Belgium, France, Germany, Holland, Italy, New Zealand, Norway, Spain, Sweden, Switzerland and the United Kingdom and through authorized distributors worldwide. During fiscal year 1997, approximately 99 percent of Datapoint's international revenue was derived from customers in Western Europe.

Customer Service

    In the United States, Datapoint has entered into an agreement with Decision Servcom, Inc. ("DSI"), whereby DSI would serve as the non-exclusive authorized service agent for Datapoint's proprietary data processing products. Maintenance of equipment outside the United States is provided by Datapoint's international subsidiaries and distributors. The maintenance operations of the Company's international subsidiaries produced 44 percent of total company revenues and 50 percent of total company gross profit for the fiscal year ended August 2, 1997.

    Datapoint has entered into a subcontract with Kalamazoo to provide computer hardware and hardware maintenance service to Kalamazoo's European Automotive Dealer System network. Subsequent to year end, Kalamazoo has notified the Company that Kalamazoo's German subsidiary will no longer purchase its equipment requirements from the Company on an exclusive basis. The Kalamazoo subsidiary will, however, continue to market and purchase the Datapoint range of file servers and software on a non-exclusive basis.

Manufacturing, Raw Materials, and Supplies

    The majority of Datapoint's products are purchased from third parties, who manufacture products meeting Datapoint's specifications. The products are then resold badged/unbadged within Datapoint configurations upon the completion of testing and packaging performed at the Company's facilities in San Antonio, Texas.

    Datapoint seeks, and maintains where practical, multiple sources of supply for the products, components, and raw materials which it uses. However, certain products and components are purchased only from single sources, and Datapoint could experience manufacturing delays if such suppliers should fail to meet Datapoint's requirements. The delay of any components, whether for supply or quality reasons, can become critical to production flows. The Company's general experience has been good in terms of minimizing exposure; however, guarantees regarding possible future situations and rectifying actions that could arise cannot be made.

Research and Product Development

    The technology involved in the design and operation of Datapoint's products is complex and subject to constant change. Accordingly, Datapoint is committed to a program of research and development which is oriented toward the development of new hardware and software products and the improvement and expansion of its existing products and services.

    Datapoint incurred expense of $2.1 million, $2.7 million, and $4.3 million in the fiscal years ended August 2, 1997, July 27, 1996, and July 29, 1995, respectively, on research and development activities. Datapoint maintains its principal research and development facility in San Antonio, Texas.

Competition

    Datapoint operates in the intensely competitive computer data processing, video conferencing and telephony industries. These industries are characterized by the frequent introduction of new products based upon technological advances. Datapoint competes, domestically and abroad, with a substantial number of companies, many of which are larger and have greater resources than Datapoint. Such companies, considered in the aggregate, compete in the entire line of products manufactured and marketed by Datapoint. These competitors differ somewhat depending on the market segment, customer and geographic area involved.

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

Backlog

    The backlog of firm orders for the sale or lease of the Company's products as of August 2, 1997 and July 27, 1996 was $9.6 million and $8.1 million, respectively. Calculations were based on then existing end-user purchase prices for products to be leased and gave effect to appropriate discounts for products to be sold. The backlog amounts are not necessarily indicative of the Company's future results, since an increasing amount of the Company's revenues are derived from orders obtained in the period of shipment. Furthermore, a portion of the Company's backlog may be cancelable at the customer's option, under certain conditions, without financial penalty. All orders included in the backlog at August 2, 1997, are currently scheduled for delivery during the subsequent 12 months. All orders are subject to the Company's ability to meet delivery commitments. The Company records only firm orders as backlog, and generally such orders are cancelable only by the Company. In the event that a new product is released, a customer is allowed to upgrade (i.e., cancel) an existing order and place a new order for the new product. This is done at the Company's discretion with no financial penalty to the customer.

    Backlog is also not a reliable indicator of future results, as changes in product mix and costs may significantly impact reported results. Therefore, the Company believes that the backlog data is not meaningful to an understanding of the Company's business or future reported results.

Patents and Trademarks

     Datapoint owns certain patents, copyrights, trademarks and trade secrets in both network and video conferencing technologies, which it considers valuable proprietary assets. The Company does not primarily rely on these rights to establish or protect its market position, but does view them as providing the Company a technological advantage in certain cases and does intend to fully exploit their value. The Company believes that its video conferencing patents and multi-speed network processing patents are of material importance to its business as a whole.

Video Conferencing Patents

Datapoint owns United States Patent Nos. 4,710,917 and 4,847,829 related to video teleconferencing technology. Datapoint has filed infringement actions against several companies. In 1995, the Company negotiated two settlements for such infringement for an aggregate of $1.0 million, and, in 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of the `917 and `829 patents for an undisclosed amount. Several patent infringement suits are currently pending:

     (1) Datapoint  Corporation v.  Compression  Labs,  Inc. No.  3:93-CV-2522-D
(N.D.     Texas);      trial     is     scheduled     for     November     1997;


     (2) Datapoint  Corporation v. PictureTel  Corporation,  No.  3:93-CV-2381-D
(N.D.   Texas);   trial   is   scheduled   for   early   calendar   year   1998;


     (3) Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.); this action is in the early stages of discovery; no trial date has been scheduled;

     (4) Datapoint Corporation v. Videolan Technologies, Inc.; Videolan Technologies, Inc. v. Datapoint Corporation, No. 96 CV-604-H (W.D. Kentucky) et al; in these actions, Datapoint has asserted that Videolan has infringed the `917 and `829 patents. Videolan has asserted the following claims: antitrust, patent misuse, unfair competition, and seeks a declaratory judgment that the `917 and `829 patents and another Datapoint patent, No. 4,686,698, are not valid and are not infringed. These actions are in the early stages; no trial date has been set in either matter;

     (5) Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas); this action was filed on October 21, 1997. In this action, Datapoint has asserted that Intel Corporation has infringed the '829 and '917 patents. To date, there has been no activity in this matter.

In addition, discussions and negotiations are taking place with certain companies to enter into mutually agreeable licensing arrangements.

In John  Frassanito and David A. Monroe v. Datapoint  Corp.,  No. H-95-812 (S.D.
Tex) plaintiffs alleged that the Company usurped various patentable inventions and trade secrets in connection with the development of its MINX systems. They also asserted a cause of action for patent infringement, and a cause of action requiring Datapoint to assign certain MINX-related patents and other intellectual property. On August 16, 1996, the Court dismissed with prejudice plaintiffs' claims of patent infringement against Datapoint and dismissed without prejudice plaintiff's pendent State law claims and Datapoint's State law counter-claims for lack of subject matter jurisdiction. Plaintiffs in this action moved to intervene in the Picturetel and CLI actions. In September 1997, the Company announced that it had received a court order approving a confidential agreement between the parties resolving this matter without further proceedings.

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

The above actions represent the Company's continuing efforts to license and enforce its video conferencing and multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage in video conferencing and multi-speed networking technology and present the opportunity for further royalty bearing licenses. Such royalty bearing licenses and enforcement of its patents are a primary strategy of the Company's business to create long-term value for its stockholders.

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

Employees

     At August 2, 1997, the Company had 641 employees. The Company considers its relations with employees to be satisfactory.

Environmental Matters

    Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of Datapoint.


    ITEM 2.  Properties.

    Datapoint's principal executive offices are located in Paris, France and in San Antonio, Texas. Datapoint believes that its plants and offices are generally well maintained, in good operating condition and are adequately equipped for their present use. Information regarding the principal plants and properties, excluding leases assigned or subleased, as of August 2, 1997, is as follows:

                             Approximate
                              Facility
      Location      Use      Sq. Footage        Owned or Leased Land Area

San Antonio, Texas  Office     144,000   Owned; 12 acres (Subject to mortgage)*
Gouda, Netherlands  Office      52,000   Owned; 1 acre (Subject to mortgage)
Paris, France       Office       7,000   Leased; expires June 30, 1999

    Additionally, at August 2, 1997, excluding leases assigned or subleased, the Company leased sales and service offices having an aggregate of 295,000 square feet in metropolitan areas throughout the world, pursuant to lease agreements which expire between 1997 and 2009. The aggregate annual rental of all of these sales and service offices is approximately $3.6 million and most of these leases are subject to rental increases under certain escalation provisions and renewals on similar terms.

*Subsequent to year end, the Company entered into a contract to sell the three buildings it owns in San Antonio, Texas to a private unaffiliated group for approximately $3.1 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of one of the buildings (approximately 40,000 square feet) for an initial lease term of five years. The sale of the buildings closed on October 27, 1997.


ITEM 3.  Legal Proceedings.


     In John Frassanito and David A. Monroe v. Datapoint Corp., No. H-95-812 (S.D. Tex) plaintiffs alleged that the Company usurped various patentable inventions and trade secrets in connection with the development of its MINX systems. They also asserted a cause of action for patent infringement, and a cause of action requiring Datapoint to assign certain MINX-related patents and other intellectual property. On August 16, 1996, the Court dismissed with prejudice plaintiffs' claims of patent infringement against Datapoint and dismissed without prejudice plaintiff's pendent State law claims and Datapoint's State law counter-claims for lack of subject matter jurisdiction. Plaintiffs in this action moved to intervene in the Picturetel and CLI actions. In September 1997, the Company announced that it had received a court order approving a confidential agreement between the parties resolving this matter without further proceedings.

    From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Datapoint Corporation common stock is traded on the New York Stock Exchange under the symbol "DPT". As of October 17, 1997, there were approximately 3,062 holders and 17,817,728 outstanding shares of Common Stock. The prices below represent the high and low prices for composite transactions for stock traded during the applicable period. The Company has not paid cash dividends to date on its common stock and has no present intention to pay cash dividends on its common stock in the near future.

             Fiscal
              year                             High              Low

             1997   Q4                         3.13               .94
                    Q3                         1.13               .88
                    Q2                         1.50              1.00
                    Q1                         1.63               .94


                                               High             Low

             1996   Q4                         1.88             1.00
                    Q3                         1.88             1.00
                    Q2                         1.50             1.00
                    Q1                         2.38             1.38

ITEM 6.  Selected Financial Data.

Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)


                                                           1997            1996          1995           1994           1993

Operating Results for the Fiscal Year
Total revenue                                            $142,121       $179,541       $174,901       $172,936       $208,344
Operating income (loss)                                     2,033          1,017        (18,232)       (81,021)        (1,258)
Income (loss) before extraordinary credit
and effect of change in accounting principle                1,173         19,015        (28,343)       (94,765)       (11,859)
Net income (loss)                                           2,383         19,342        (28,343)       (93,425)       (11,260)
Net income (loss) per common share:
Before extraordinary credit and effect of change
in accounting principle                                       .25           1.27          (2.29)         (6.69)          (.97)
After extraordinary credit and effect of change
in accounting principle                                       .32           1.30          (2.29)         (6.60)          (.93)
Net income per common share assuming full dilution:
Before extraordinary credit and effect of change
in accounting principle                                       n/a           1.11            n/a            n/a            n/a
After extraordinary credit                                    n/a           1.13            n/a            n/a            n/a

Financial Position at End of Fiscal Year
Current assets                                            $45,340        $69,995        $67,506        $79,915        $94,169
Fixed assets, net                                          11,764         14,625         18,877         29,088         27,950
Total assets                                               62,388         93,818        101,751        127,434        202,275
Current liabilities                                        53,679         76,965        100,256         98,202         74,759
Long-term debt                                             60,875         63,945         64,923         70,561         71,551
Stockholders' equity (deficit)                            (64,084)       (55,202)       (74,116)       (50,761)        47,021

Other Information
Average common shares outstanding                      16,353,629     13,455,878     13,194,667     14,430,574     14,081,964
Number of common stockholders of record                     3,070          3,142          3,274          3,378          3,710
Preferred shares outstanding                              721,976      1,868,071      1,846,456      1,784,456      1,784,456
Dividends paid or accumulated on preferred stock           $1,009         $1,885         $1,815         $1,784         $1,784
Number of employees                                           641            705            991          1,444          1,528

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

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Throughout 1997, the Company's main objectives to preserve and improve the Company's cash liquidity and financial position and to allow the Company to meet its future operating cash flow requirements were as follows:

1. Product marketing to maintain  stabilized revenue levels,
2. Continued review and reduction of operating  costs,
3. One-time cash infusions to meet operating requirements; and
4. The vigorous pursuit of patent royalties due from the licensing and enforcement of its video conferencing and multi- speed networking patents.

     During 1997, the Company had net income of $2.4 million compared with net income of $19.3 million for the previous year. Included in the net income of $19.3 million for 1996 is a $32.2 million non-operating gain related to the sale of EADS in the fourth quarter of 1996.

Included in non-operating income for 1997 is $6.2 million related to transaction gains resulting from the strengthening U.S. dollar against foreign currencies. This compares to a gain of $0.7 million for the prior year. These gains on short term intercompany notes and international subsidiary U.S. dollar denominated cash are offset by a translation adjustment to Stockholders' Equity and therefore have no impact on the Company's consolidated financial position.

During 1997, the Company had total revenue of $142.1 million, a decrease of $37.4 million from the previous year. Approximately $17.5 million of the decrease is attributable to the loss of business (mostly service) resulting from the sale of EADS to Kalamazoo. Approximately $7.2 million was due to the unfavorable impact related to the strengthening U.S. dollar when compared with the same period in the prior year. The remainder was primarily due to a weaker sales performance in two of the Company's western European subsidiaries when compared to the previous year.

Operating expenses (research and development plus selling, general & administrative) for 1997 were $37.5 million, a decrease of $16.8 million from the $54.3 million recorded in 1996. Approximately $6.6 million of the decrease is attributable to the sale of EADS. Approximately $1.1 million is related to the effect of the strengthening U.S. dollar when compared with the same period a year ago, and the remainder due to cost cutting actions undertaken by the Company. The Company recorded restructuring charges of $2.4 million in 1997, compared with $0.3 million recorded in the prior year.

     During 1997 and 1996, the Company repurchased approximately $2.9 million and $0.7 million, in face value, of its 8 7/8% convertible subordinated debentures. This resulted in an extraordinary gain of $1.2 million and $0.3 million, respectively.

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "exchange offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for
3.25 shares of Common Stock. The exchange offer expired December 10, 1996. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders and related per share amounts, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.23 for the year ended August 2, 1997.

The Company's proposal to its stockholders to adopt an amendment to the Company's certificate of incorporation whereby all outstanding shares of its $1.00 Preferred Stock would be automatically converted into the right to receive
3.25 shares of Common Stock, did not receive the requisite vote required of the approval of holders. The proposal required approval by at least two-thirds of the outstanding shares of $1.00 Preferred Stock and a majority of the outstanding shares of Common Stock, and thus was not adopted.

The Company is continuing to pursue actions that will provide cash infusions, including the sale of surplus real estate and/or selected assets of the Company, in order to improve its financial position. The Company had previously announced that consideration was being given to the potential sale of its telephony business. Subsequently, the Company decided not to pursue further negotiations with interested parties. The Company will continue to position itself as an integrated system provider of both telephonic and data transmission services, and as such, believes that its short term and long term prospects can be better maximized by retaining the telephony business.

Subsequent to year end, the Company entered into a contract to sell the three buildings it owns in San Antonio, Texas to a private unaffiliated group for approximately $3.1 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of one of the buildings (approximately 40,000 square feet) for an initial lease term of five years. The sale of the buildings closed on October 27, 1997.


Financial Condition and Liquidity

During 1997, the Company's net cash provided from operations was $2.6 million. Primarily, this was attributable to net income and strong accounts receivable collections, offset by payments of long-standing vendor obligations and other accrued liabilities, which include $2.6 million in payments for restructuring costs.

During 1997, net cash used in investing activities was $4.2 million. Included in this amount is $3.6 million of fixed asset purchases (primarily test equipment, spares, internally-used equipment and a subsidiary's building renovation).

Net cash used in financing activities was $3.8 million in 1997, primarily related to the net paydown of the Company's borrowings.

     As of August 2, 1997, the Company had restricted cash of $0.2 million as compared to $0.9 million in the prior year. The 1997 and 1996 balances were restricted primarily to cover various lines of credits, reflected as payables to banks.

Accounts payable decreased to $12.2 million in 1997 from $20.3 million in 1996. Throughout the year, the Company continued to work with its accounts payable creditors to extend additional credit and credit terms, thus maintaining functional relationships with such creditors during 1997. The Company has no significant purchase commitments outstanding as of August 2, 1997.

The Company's cash and cash equivalents decreased $7.7 million to $15.5 million. The decrease in cash was chiefly a result of the revenue decline, payments of long-standing vendor obligations, and payment of other accrued liabilities including executive contractual bonuses. These were partially offset by continued strong collections of accounts receivables. The Company used $1.7 million to repurchase 8-7/8% convertible subordinated debentures with a face value of $2.9 million.

As of August 2, 1997, the Company has included in payables to banks an amount of $3.7 million payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the building that the Company's Dutch subsidiary owns in the Netherlands, and by certain receivables of the Company's U.K. and Dutch subsidiaries.

     The Company has available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at August 2, 1997, totaled $2.6 million after borrowings of $7.3 million.

The Company believes its available cash, cash equivalents and funds generated by operations will be sufficient to provide its working capital and cash requirements for fiscal 1998. In addition, management believes the Company will be able to discharge its obligations in the long term with cash generated from operations and other sources such as sale of selected assets and/or capital transactions.

During 1993, the Company settled a long standing patent-related legal action brought against it by Northern Telecom Inc. ("NTI"). Pursuant to this settlement, during 1994 and 1993, the Company paid NTI $1.0 million and $7.5 million, respectively. The Company also agreed to a ten-year note payable to NTI which required annual $1.0 million payments each December. As of June 24, 1996, the December 1994 and December 1995 installments were in arrears. From the proceeds of the sale of EADS, the Company paid NTI $2.2 million representing payment of these deferred payments plus accrued and unpaid interest. On July 1, 1996, the Company entered into an agreement with NTI pursuant to which Datapoint paid $5.05 million to NTI in full satisfaction of all amounts due and to be due. The prepayment agreement relieved the Company of its obligation to make the annual $1.0 million payments, as well as certain contingent payment obligations.

As a result of the Company's capital deficiency which existed at the end of 1994 and throughout 1995, 1996, and 1997, the Company determined not to pay the quarterly preferred dividend payments due to stockholders during the period of October 15, 1994 through October 15, 1997. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock has the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. Under this right of exchange, 28,300 shares of $1.00 preferred stock were converted to 56,600 shares of common stock during 1996. In addition, as a result of the dividend arrearages the number of directors constituting the Board of Directors of the Company was increased by two with the vote of the holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock). These rights continue until such time as the arrearages have been paid in full.

At August 2, 1997, the Company had available federal tax net operating losses aggregating approximately $176.0 million, expiring in various amounts beginning in 2001. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see note 4 to Consolidated Financial Statements).

In December 1994, a lawsuit was brought against the Company involving the earlier sale of real estate by the Company. In April 1996, an adverse jury verdict was rendered against the Company and two of its executive officers. During the fourth quarter of 1996, a settlement was reached among the litigants. As such, the District Court entered a Judgment Non Obstante Veredicto (Judgment Notwithstanding the Verdict) that set aside the jury's findings against the Company and its two executive officers and set aside all damages. The $3.3 million settlement avoided considerable expense, including the business disruption of a protracted appeal and legal process, and had no material impact on the Company's then current cash position. The settlement included payment of funds from a non-working capital trust fund which were otherwise not available to the Company, issuance of a short term note, and shares of the Company's common stock.


Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 30, 1994 through August 2, 1997 is as follows:


                                                         TOTAL
Restructuring accrual as of July 30, 1994               $13,988
Fiscal 1995 additions                                     9,213
Fiscal 1995 asset write-offs                             (1,895)
Fiscal 1995 payments                                    (17,138)
----------------------------------------------------------------
Restructuring accrual as of July 29, 1995                $4,168
Fiscal 1996 additions                                       263
Fiscal 1996 payments                                     (3,776)
----------------------------------------------------------------
Restructuring accrual as of July 27, 1996              $    655
Fiscal 1997 additions                                     2,425
Fiscal 1997 payments                                     (2,572)
----------------------------------------------------------------
Restructuring accrual as of August 2, 1997                 $508
                                                           ====


The projected payout of the restructuring accrual balance as of August 2, 1997, which relates almost entirely to unpaid employee termination costs, is as follows:

First quarter 1998                                $   203
Second quarter 1998                                   166
Third quarter 1998                                     34
Fourth quarter 1998                                    34
Beyond                                                 71
-----------------------------------------------------------
Restructuring accrual as of August 2, 1997        $   508
                                                  =======

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

Results of Operations

The following is a summary of the Company's sources of revenue for each of fiscal 1997, 1996 and 1995:

(In thousands)
                                    1997           1996           1995
                                    ----           ----           ----
Sales:
   U.S.                           $4,241         $3,185         $5,728
   Foreign                        74,127         95,691         78,459
                                  ------         ------         ------
                                  78,368         98,876         84,187

Service and other:
   U.S.                            1,185            906          1,393
   Foreign                        62,568         79,759         89,321
                                  ------         ------         ------
                                  63,753         80,665         90,714
                                  ------         ------         ------

Total revenue                   $142,121       $179,541       $174,901
                                ========       ========       ========

1997 Compared to 1996


During 1997, the Company had total revenue of $142.1 million, a decrease of $37.4 million from the previous year. Approximately $17.5 million of the decrease is attributable to the loss of business (mostly service) resulting from the sale of EADS to Kalamazoo. Approximately $7.2 million was due to the unfavorable impact related to the strengthening U.S. dollar when compared with the same period in the prior year. The remainder was primarily due to a weaker sales performance in two of the Company's western European subsidiaries when compared to the previous year.

Gross profit margins during 1997 were 29.5% compared with 30.9% for 1996. The decrease was primarily due to high sales volume of a low margin commodity product in a Northern European subsidiary, a changing product mix toward lower margin, non-company sourced product and competitive pricing pressures worldwide.

Included in non-operating income for 1997 is $6.2 million related to transaction gains resulting from the strengthening U.S. dollar against foreign currencies, as compared to a gain of $0.7 million for the prior year. These gains, caused by the strengthening U.S. dollar against certain foreign currencies, relate to short term intercompany notes and international subsidiary U.S. dollar denominated cash.

Operating expenses (research and development plus selling, general & administrative) during 1997 declined 30.9% or $16.8 million from 1996 to $37.5 million. Approximately $6.6 million of the decrease is attributable to the sale of EADS. Approximately $1.1 million related to the effect of the strengthening U.S. dollar when compared with the same period a year ago, and the remainder due to cost cutting actions undertaken by the Company. The Company recorded restructuring charges of $2.4 million in 1997, compared with $0.3 million recorded in the prior year. Research and development expenses decreased from $2.7 million in 1996 to $2.1 million in 1997. Management expects research and development expenditures to remain relatively flat in 1998.

Non-operating results for 1996 include a gain of $32.2 million from the sale of the Company's European Automotive Dealer Management Systems business to Kalamazoo Computer Group, plc. and a $0.7 million in foreign currency exchange rate gains on certain of the Company's intercompany payables and receivables offset by a $3.3 million legal settlement.

1996 Compared to 1995

Total revenue increased by 2.7% to $179.5 million in 1996 from $174.9 million in 1995. The increase was primarily attributable to higher sales volume in certain of the Company's European subsidiaries offset by a declining maintenance revenue base in the European subsidiaries and a favorable impact of $2.2 million related to the weakening U.S. dollar when compared with the same period of the previous year.

Included in the $1.0 million operating income for 1996 is a $0.4 million inventory provision and a $2.7 million bonus accrual of which $2.1 million is related to contractual arrangements with three of the Company's executive officers. The bonus is based upon the pre-tax profitability of the Company.

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

     Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including without limitation changes in product demand, the availability of products, changes in competition, economic conditions, new product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward- looking statements.

ITEM 8.  Financial Statements and Supplementary Data.


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                    Page

Report of Ernst & Young LLP
     Independent Auditors                                            17

Consolidated Financial Statements

Consolidated Statements of Operations for the
   fiscal years 1997, 1996 and 1995                                  18

Consolidated Balance Sheets
   as of August 2, 1997 and July 27, 1996                            19

Consolidated Statements of Cash Flows for the
   fiscal years 1997, 1996 and 1995                                  20

Consolidated Statements of Stockholders' Deficit
   for the fiscal years 1997, 1996 and 1995                          21

Notes to Consolidated Financial Statements                           22

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Datapoint Corporation

We have audited the accompanying consolidated balance sheets of Datapoint Corporation and subsidiaries (the Company) as of August 2, 1997 and July 27, 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three fiscal years in the period ended August 2, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at August 2, 1997 and July 27, 1996 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended August 2, 1997 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                    Ernst & Young LLP

Dallas, Texas
October 3, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries Fiscal Years 1997, 1996 and 1995 (In thousands, except share and per share data)

                                                                        1997           1996           1995
-------------------------------------------------------------------------------------------------------------------

Revenue:
Sales                                                                 $78,368        $98,876        $84,187
Service and other                                                      63,753         80,665         90,714

Total revenue                                                         142,121        179,541        174,901

Operating costs and expenses:
Cost of sales                                                          58,060         72,483         65,234
Cost of service and other                                              42,120         51,524         52,163
Research and development                                                2,146          2,661          4,303
Selling, general and administrative                                    35,337         51,593         62,220
Reorganization/restructuring costs                                      2,425            263          9,213

Total operating costs and expenses                                    140,088        178,524        193,133


Operating income (loss)                                                 2,033          1,017        (18,232)

Non-operating income (expense):
Interest expense                                                       (6,776)        (8,619)        (9,332)
Realized gain on sale of European based Auto Dealer Systems              --           32,200           --
Other, net                                                              5,924         (1,891)          (580)

Income (loss) before income taxes and extraordinary credit              1,181         22,707        (28,144)
Income taxes                                                                8          3,692            199

Income (loss) before extraordinary credit                               1,173         19,015        (28,343)

Extraordinary credit-debt extinguishment                                1,210            327           --


Net income (loss)                                                      $2,383        $19,342       $(28,343)

Net income (loss), less preferred stock dividends
paid or accumulated plus gain on exchange and retirement
of preferred stock                                                     $5,184        $17,457       $(30,158)


Net income (loss) per common share:
Before extraordinary credit and gain on exchange and retirement
of preferred stock                                                     $.25          $1.27         $(2.29)
Extraordinary credit-debt extinguishment                                .07            .03            --

Net income (loss)                                                      $.32          $1.30         $(2.29)


Net income per common share assuming full dilution:
  Before extraordinary credit                                           n/a          $1.11            n/a
  Extraordinary credit-debt extinguishment                              n/a            .02            n/a
Net income                                                              n/a          $1.13            n/a

Average common shares outstanding:
Primary                                                            16,353,629     13,455,878     13,194,667
Assuming full dilution                                                  n/a       17,192,020          n/a



See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries August 2, 1997 and July 27, 1996 (In thousands, except share data)

                                                                     1997         1996
------------------------------------------------------------------------------------------------

Assets

Current assets:
Cash and cash equivalents                                           $15,490     $23,184
Restricted cash and cash equivalents                                    154         864
Accounts receivable, net of allowance for doubtful
accounts of $1,654 and $2,791, respectively                          22,731      38,735
Inventories                                                           3,962       3,726
Prepaid expenses and other current assets                             3,003       3,486

Total current assets                                                 45,340      69,995

Fixed assets, net                                                    11,764      14,625
Other assets, net                                                     5,284       9,198

                                                                    $62,388     $93,818


Liabilities and Stockholders' Deficit

Current liabilities:
Payables to banks                                                    $7,346      $9,831
Current maturities of long-term debt and
long-term debt subject to accelerated maturity                        1,271       3,114
Accounts payable                                                     12,209      20,280
Accrued expenses                                                     20,195      29,256
Deferred revenue                                                     11,386      11,642
Income taxes payable                                                  1,272       2,842

Total current liabilities                                            53,679      76,965

Long-term debt, exclusive of current maturities                      60,875      63,945
Other liabilities                                                    11,918       8,110

Commitments and contingencies

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
10,000,000; shares issued and outstanding 721,976 in
1997 and 1,868,071 in 1996 (aggregate liquidation
preference, including dividends in arrears, $16,605 in
1997 and $41,061 in 1996).                                              722       1,868
Common stock of $0.25 par value. Shares authorized
40,000,000; shares issued 20,991,217, including
treasury shares of 3,203,102 in 1997 and 7,043,593 in 1996.           5,248       5,248
Other capital                                                       212,655     212,655
Pension liability adjustment                                         (4,488)       --
Foreign currency translation adjustment                               4,613      11,567
Retained deficit                                                   (276,202)   (248,226)
Treasury stock, at cost                                              (6,632)    (38,314)

Total stockholders' deficit                                          (64,084)   (55,202)

                                                                     $62,388    $93,818


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries Fiscal Years 1997, 1996 and 1995 (In thousands)

                                                             1997       1996        1995
--------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                           $2,383    $19,342   $(28,343)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization                                5,861      6,969      9,830
Proceeds from settlement of litigation                        --         --        5,540
Provision for losses (recoveries) on accounts receivable      (164)       170      2,147
Provision for fixed asset write-off                           --         --        1,895
Realized gain on sale of property                             --         --       (1,709)
Realized gain on sale of EADS                                 --      (32,200)      --
Gain on debt extinguishment                                 (1,210)      (327)      --
Deferred income taxes                                         (546)     1,420        (83)
Changes in assets and liabilities:
Decrease in receivables                                      5,792      1,467      4,111
(Increase) decrease in inventory                              (969)     5,436      8,885
Decrease in accounts payable and accrued expenses          (14,472)    (6,503)    (9,700)
Increase in other liabilities and deferred credits           5,496      2,482        614
Use of restricted funds held in trust                         --        3,018       --
Other, net                                                     449         21      1,221

Net cash provided from (used in) operating activities        2,620      1,295     (5,592)

Cash flows from investing activities:
Payments for fixed assets                                   (3,580)    (3,725)    (4,660)
Proceeds from the sale of EADS                                --       29,450       --
Proceeds from disposition of fixed assets                     --          278      7,948
Other, net                                                    (612)      (217)       699

Net cash provided from (used in) investing activities       (4,192)    25,786      3,987

Cash flows from financing activities:
Payments on borrowings                                     (18,272)   (44,963)   (33,149)
Proceeds from borrowings                                    13,799     31,383     31,840
Restricted cash for letters of credit                          710      1,685      1,763
Proceeds on sale of common stock                              --         --        2,536

Net cash provided from (used in) financing activities       (3,763)   (11,895)     2,990

Effect of foreign currency translation on cash              (2,359)      (495)       867

Net increase (decrease) in cash and cash equivalents        (7,694)    14,691      2,252
Cash and cash equivalents at beginning of year              23,184      8,493      6,241

Cash and cash equivalents at end of year                   $15,490    $23,184     $8,493


Cash payments for:
Interest                                                    $6,823     $8,625     $8,112
Income taxes (refunds), net                                    891        514       (152)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Datapoint Corporation and Subsidiaries Fiscal Years 1997, 1996, and 1995 (In thousands)

                                                                    Foreign
                                             $1.00                  Currency
                                   Common    Preferred   Paid In   Translation    Retained    Treasury
                                   Stock     Stock       Capital   Adjustment     Deficit      Stock       Other     Total
                               -----------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 30, 1994           $5,248     $1,784    $212,599    $10,552     $(226,977)   $(53,967)     $-       $(50,761)

Net loss                             --         --          --         --         (28,343)        --        -        (28,343)
Common Stock options exercised       --         --          --         --          (1,036)      1,292       --           256
Foreign currency
translation adjustment               --         --          --        2,452           --          --        --         2,452
Regulation S public filing           --         --          --         --          (4,029)      5,776       --         1,747
Consulting Compensation              --         --          --         --            (445)        594       --           149
Employment Separation                --         --          --         --            (814)      1,064       --           250
Executive Retirement Plan
contribution                         --           62          31       --             --          --        --            93
Common issued to 401(k) plan         --         --          --         --             (98)        139       --            41


Balance at July 29, 1995           $5,248     $1,846    $212,630    $13,004     $(261,742)   $(45,102)     $--      $(74,116)

Net income                           --         --          --         --          19,342        --         --        19,342
Foreign currency translation
adjustment                           --         --          --       (1,437)       --            --         --        (1,437)
Employment separation                --         --          --         --          (2,082)      2,413       --           331
Executive retirement
contribution                         --         --          --         --          (1,031)      1,238        --          207
Preferred Stock conversion           --          (28)       --         --            (439)        467        --          --
Common issued to 401(k) plan         --         --          --         --          (1,181)      1,366        --          185
Other                                --           50          25       --          (1,093)      1,304        --          286

Balance at July 27, 1996           $5,248     $1,868    $212,655    $11,567     $(248,226)   $(38,314)      $--     $(55,202)

Net income                           --         --          --         --           2,383        --          --        2,383
Foreign currency translation
adjustment                           --         --          --       (6,954)       --            --          --       (6,954)
Pension liability adjustment         --         --          --         --          --            --        (4,488)    (4,488)
Preferred Stock conversion           --       (1,146)       --         --         (29,582)     30,728        --          --
Common issued to 401(k) plan         --         --          --         --            (213)        241        --           28
Other                                --         --          --         --            (564)        713        --          149

Balance at August 2, 1997          $5,248       $722    $212,655     $4,613     $(276,202)    $(6,632)    $(4,488)  $(64,084)


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Datapoint  Corporation and  Subsidiaries
August 2, 1997, July 27, 1996 and July 29, 1995
(Dollars in thousands, except share data)

1.  Summary of Significant Accounting Policies

Liquidity

The Company believes its available cash, cash equivalents and funds generated by operations will be sufficient to provide its working capital and cash requirements for fiscal 1998. In addition, management believes the Company will be able to discharge its obligations in the long term with cash generated from operations and other sources such as sale of selected assets and capital transactions.

Fiscal Year

     The Company utilizes a 52-53 week fiscal year. References to 1997, 1996 and 1995 are for the fiscal years ended August 2, 1997, July 27, 1996 and July 29, 1995.

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

Debt

The carrying amount and the fair value of the Company's debt at August 2, 1997 are:

                                                   Carrying              Fair
                                                    Amount               Value
 8-7/8% convertible subordinated debentures         $60,783            $41,332

The fair value of the Company's 8-7/8% convertible subordinated debentures is based on a quoted market price at August 1, 1997.

Translation of Foreign Currencies

Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year.

Reclassifications

Certain reclassifications to the financial statements for prior years have been made to conform to the 1997 presentation.

Revenue Recognition

Revenue is recognized in accordance with the following criteria:

    o Sales revenue is generally recognized at the time of shipment provided that there are no significant vendor and post-contract support obligations and that collections of the resulting receivable are probable. If such obligations are present in the contract, revenue is not recognized until such time as the contractual obligations are met.
    o Software revenue is recognized when the program is shipped, or as the monthly license fees accrue, or over the terms of the support agreement.
    o Service revenue is recognized ratably over a contractual period or as services are provided.
    o Lease revenue is recognized on the operating method ratably over the term of the lease.

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


Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each year presented. The Company's common stock equivalents, which include convertible debt, were antidilutive in each year presented and therefore, were excluded from the computations. The 1997, 1996 and 1995 computations include the effect of dividends paid or accumulated on preferred stock of $1,009, $1,885, and $1,815, respectively. For 1996, convertible preferred stock has been included in the fully diluted calculation. The convertible preferred stock was antidilutive for 1997, and therefore, excluded from the fully diluted calculation. The FASB has recently issued SFAS No. 128, "Earnings per Share". The Company will adopt this new standard at the beginning of fiscal year 1998 and will not have a material impact on earnings per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Reorganization/Restructuring Costs


                                           1997         1996         1995
                                           ----         ----         ----

Employee termination costs               $2,425          $251       $6,842
Lease termination costs                      --            --          296
Asset write-offs                             --            12        2,075
--------------------------------------------------------------------------
                                         $2,425          $263       $9,213
==========================================================================

The Company's 1997, 1996, and 1995 restructuring charges primarily have been driven by management's efforts to implement cost cutting measures in light of its overall plan to return to profitability. In addition, continued competitive pressures in the Company's industry and a slowdown of customer orders have influenced the level of restructuring charges. Employee termination costs during 1997 relate to forty terminated employees at several European subsidiaries. At August 2, 1997, accrued but unpaid restructuring costs were $508.

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

3.  Non-operating Income (Expense)
                                        1997          1996         1995
-----------------------------------------------------------------------
Interest earned                         $526          $421         $959
Foreign currency gains (losses)        6,195           728       (1,480)
Realized gain on sale of property         --            --        1,709
Litigation settlements                    --        (2,945)       1,000
Other                                   (797)          (95)      (2,768)
------------------------------------------------------------------------
                                      $5,924       $(1,891)       $(580)
========================================================================

Included in non-operating income for fiscal year 1997, is $6.2 million related to transaction gains resulting from the strengthening U.S. dollar against foreign currencies, as compared to a gain of $0.7 million during the same period a year ago. These gains on short term intercompany notes and international subsidiary U.S. dollar denominated cash are offset by a translation adjustment to Stockholders' Equity and therefore have no impact on the Company's consolidated financial position.

4.  Income Taxes

The provision for taxes consisted of the following:


                                              1997         1996         1995
--------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary credit:
    U.S.                                    $(3,262)       $(771)    $(22,305)
    Outside the U.S.                          4,443       23,478       (5,839)
--------------------------------------------------------------------------------
                                             $1,181      $22,707     $(28,144)
================================================================================

Provision for income taxes:
    U.S. federal:
    Current                                     $--           $6          $53

    Outside the U.S.:
    Current                                     554        2,266          229
    Deferred                                   (546)       1,420          (83)
--------------------------------------------------------------------------------
                                                  8        3,686          146
--------------------------------------------------------------------------------
Total provision                                  $8       $3,692         $199
================================================================================

     The differences between the tax provision in the financial statements and the tax benefit computed at the U.S. federal statutory rates are:

                                                    1997       1996      1995
-----------------------------------------------------------------------------
Income taxes (tax benefits) at statutory rate       $413     $7,947   $(9,850)
Increase in taxes resulting from:
Benefit of U.S. tax loss not recognized            1,137        262     7,791
Foreign losses and other transactions on which
 a tax benefit could not be recognized                14        573     1,952
Effect of foreign tax refunds and U.S. tax
 associated with dividends paid                       --          6        53
Effect of federal tax rate less than
 (greater than) foreign tax rates                    152       (539)      364
Benefit of operating loss carryforwards           (1,713)    (4,566)     (127)
Other, net                                             5          9        16
-----------------------------------------------------------------------------
Provision for income taxes                            $8     $3,692      $199
=============================================================================

The undistributed earnings, indefinitely reinvested in international business, of the Company's foreign subsidiaries aggregated approximately $31,000 at August 2, 1997. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

The primary components of deferred income tax assets and liabilities are as follows:

                                                          1997         1996
Deferred income tax assets:
   Property, plant and equipment                        $3,848       $7,794
   Loss and credit carryforwards                        72,035       71,519
   Accrued restructuring costs                             178          335
   Other                                                 6,328        8,956
---------------------------------------------------------------------------
                                                        82,389       88,604
Less:  valuation allowance                              78,971       86,411
---------------------------------------------------------------------------
                                                         3,418        2,193
Deferred income tax liabilities:
   Accrued retirement costs                               (441)      (1,930)
   Foreign exchange gains                                 (578)          --
   Other                                                  (672)      (1,144)
---------------------------------------------------------------------------
                                                        (1,691)      (3,074)
Net deferred income tax asset (liability)               $1,727        $(881)
============================================================================

At August 2, 1997, the net deferred income tax asset of $1,727 was presented in the balance sheet, based on tax jurisdiction, as deferred income tax assets of $3,418 and deferred income tax liabilities of $1,691. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdictions prior to the expiration of loss and credit carryforwards. Management believes that more likely than not, certain deferred tax assets will not be fully realized in the near future and has therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

At  August  2,  1997,   the  Company  had  tax  operating   loss   carryforwards
approximating $176,000 and $20,000 for federal and foreign tax purposes, respectively, expiring in various amounts beginning in 2001 and 1997, respectively. Federal long-term capital loss carryforwards of $1,500 expire in various amounts beginning in 1998. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company.

The Company had unused investment, research, and alternative minimum tax credits for income tax purposes at August 2, 1997 of approximately $3,300 expiring at various dates through 2001 which may be used to offset future tax liabilities of the Company. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

5.  Inventories
                                                 1997         1996

Finished and purchased products                $2,742       $2,606
Work in process                                 1,077          389
Raw materials                                     143          731
------------------------------------------------------------------
                                               $3,962       $3,726

6.  Fixed Assets
                                                          Accumulated
                                                 Cost    Depreciation      Net

August 2, 1997
Property, plant and equipment:
Buildings and land improvements                $15,050      $10,799      $4,251
Machinery, equipment, furniture and fixtures    34,417       29,766       4,651
Land                                             1,237           --       1,237
--------------------------------------------------------------------------------
                                                50,704       40,565      10,139
Field support spares                            12,626       11,001       1,625
Equipment leased to customers                    3,243        3,243          --
--------------------------------------------------------------------------------
                                               $66,573      $54,809     $11,764
================================================================================

July 27, 1996
Property, plant and equipment:
Buildings and land improvements                $17,093      $12,598      $4,495
Machinery, equipment, furniture and fixtures    91,553       84,946       6,607
Land                                             1,414           --       1,414
--------------------------------------------------------------------------------
                                               110,060       97,544      12,516
Field support spares                            14,161       12,238       1,923
Equipment leased to customers                    5,125        4,939         186
--------------------------------------------------------------------------------
                                              $129,346     $114,721     $14,625
================================================================================

During fiscal year 1997, the Company disposed of fully depreciated and non-utilized fixed assets with an approximate cost and accumulated depreciation of $62.5 million.

Subsequent to year end, the Company entered into a contract to sell the three buildings it owns in San Antonio, Texas to a private unaffiliated group for approximately $3.1 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of one of the buildings (approximately 40,000 square feet) for an initial lease term of five years. The sale of the buildings closed on October 27, 1997.

7.  Lease Commitments

The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases for 1997, 1996 and 1995 was $5,933, $7,386, and $10,922, respectively. Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

     At August 2, 1997, future minimum lease payments for  noncancelable  leases
totaled   $15,728  and  are  payable  as  follows:   1998-$3,661;   1999-$3,177;
2000-$2,530; 2001-$2,250; 2002-$2,131 and $1,979 thereafter.

8.  Payables to Bank

As of August 2, 1997, the Company had included in payables to banks an amount of $3,662 payable to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The loan is secured by the building that the Company's Dutch subsidiary owns in the Netherlands, and by certain receivables of the Company's U.K. and Dutch subsidiaries.

The weighted average interest rate for short term borrowings as of the fiscal year end was 7.7% , 9.0%, 10.1% for 1997, 1996, and 1995, respectively.

     The Company has available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at August 2, 1997, totaled $2.6 million after borrowings of $7.3 million.

9.  Accrued Expenses
                                                        1997        1996
------------------------------------------------------------------------

Salaries, commissions, bonuses and other benefits     $7,528      $9,247
Taxes other than income taxes                          4,612      11,161
Reorganization/restructuring costs                       508         655
Other                                                  7,547       8,193
------------------------------------------------------------------------
                                                     $20,195     $29,256

10.  Long-Term Debt
                                                     1997            1996
-------------------------------------------------------------------------

8-7/8% convertible subordinated debentures        $60,783         $63,652
6.5% to 9.0% real estate notes                        294             530
Other obligations                                   1,069           2,877
-------------------------------------------------------------------------
                                                   62,146          67,059
Less: current maturities of long-term debt          1,271           3,114
-------------------------------------------------------------------------
                                                  $60,875         $63,945
=========================================================================

Interest on the 8-7/8% convertible subordinated debentures is payable semiannually on June 1 and December 1. The debentures are subordinated in right of payments to all senior indebtedness, as defined, and are convertible into common stock of the Company at any time prior to the close of business on June 1, 2006, unless previously redeemed. Each one thousand dollar principal amount debenture is convertible into 55.231 shares of common stock and, as of August 2, 1997, there were 3,357,106 shares reserved for possible issuance. The debentures are entitled to a mandatory sinking fund, which commenced June 1, 1991, of $5,000 annually. The Company, at its option, may increase the sinking fund payment to $10,000 and may also receive credit against mandatory sinking fund payments for debentures acquired through means other than the sinking fund. The Company has applied $35,000 in previous debenture retirements against the sinking fund requirements for 1991 through 1997. The Company also intends to apply previous debenture retirements of $4,217 through August 2, 1997, against the sinking fund requirements for 1998. The debentures are also redeemable at the option of the Company, in whole or in part, at any time at 100% of the principal amount together with accrued interest to the date of redemption. During fiscal 1997, the Company repurchased debentures with a total face value of $2,869, resulting in an extraordinary gain of $1,210, with no related income taxes. Subsequent to August 2, 1997, the Company repurchased debentures with a face value of $875 resulting in extraordinary gains of $174.

During fiscal 1993, the Company settled a long standing patent-related legal action brought against it by NTI. The Company agreed to a ten-year note payable to NTI which required annual $1,000 payments beginning in December 1993. The Company was also contingently obligated to make payments to NTI dependent upon the Company's future profitability. During 1995 and 1994, the Company incurred no liability to make such contingent payments as a result of the net losses incurred. On June 25, 1996, the Company paid NTI $2.2 million representing the two deferred principal payments on the secured debt which were due December 1994 and December 1995 and accrued and unpaid interest. Additionally, on July 1, 1996, the Company entered into a prepayment agreement with NTI pursuant to which the Company paid $5.05 million to NTI in full satisfaction of all amounts due and to be due under the note. The prepayment agreement fully relieves the Company of its obligation to make annual $1.0 million payments to NTI that commenced in December 1993 and of which seven payments remained to be made, as well as certain contingent payment obligations.

Aggregate scheduled maturities of long-term debt are as follows: 1998--$1,271; 1999--$5,875; 2000--$5,000; 2001--$5,000; 2002--$5,000, and $40,000 thereafter.


11.  Stockholders' Deficit

     Throughout 1997, the Company issued 29,042 shares from common stock held in treasury to participants in the U.S. 401(k) retirement and savings plan.

     During 1997 fiscal year, the Board of Directors elected to make a corporate contribution to the Datapoint Corporation Supplemental Executive Retirement Plan of 92,500 shares of the Company's common stock.

The $1.00 preferred stock has a liquidation preference of $20.00 per share and cumulative dividends of $1.00 annually. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock has the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. Under this right of exchange, 28,300 shares of $1.00 preferred stock were converted to 56,600 shares of common stock during 1996. In addition, as a result of the dividend arrearages the number of directors constituting the Board of Directors of the Company was increased by two with the vote of the holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock). These rights continue until such time as the arrearages have been paid in full. Dividends of $2,166 and $3,700 were accumulated and unpaid at August 2, 1997 and July 27, 1996, respectively.

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "exchange offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for
3.25 shares of Common Stock. The exchange offer expired December 10, 1996. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders and related per share amounts, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.23 for the year ended August 2, 1997.


12.  Stock Option Plans

     At August 2, 1997, 4,578,404 shares were reserved for issuance in connection with the Company's stock option plans. Total options outstanding for all plans total 2,205,971 with a weighted average exercise price of $2.10.

Under  the  Company's  employee  stock  option  plans,  officers  and  other key employees may be granted options to purchase common stock and related stock appreciation rights. Under the terms of these plans, options may be granted at no less than 75% of fair market value and expire no later than ten years from the date of grant. The Board may grant options exercisable in full or in installments, and has generally granted options at fair market value exercisable in two to four installments beginning one year from the date of grant. As of August 2, 1997 and July 27, 1996, options for 833,671 and 593,387 shares, respectively, under the employee plans were exercisable and no stock appreciation rights had been granted. Options outstanding as of August 2, 1997 have an average exercise price of $2.16 and expire during the period September 1997 through June 2007.


                                       Employee Stock Option Plans
                                  Price Range        Number of Shares
                                    of Shares        Under      Available
                                  under Option       Option     for Option
Outstanding at July 30, 1994       $1.38-8.00    1,284,873        757,664
-------------------------------------------------------------------------
Granted                             2.69-3.94      557,000       (557,000)
Exercised                           1.38-1.63     (156,666)            --
Canceled                            1.63-7.38     (243,215)       243,215
Expired                                    --           --        (18,049)
--------------------------------------------------------------------------
Outstanding at July 29, 1995       $1.38-8.00    1,441,992        425,830
-------------------------------------------------------------------------
Granted                             1.06-1.94      413,500       (413,500)
Canceled                            1.38-6.75     (667,321)       667,321
Expired                                    --           --       (109,418)
--------------------------------------------------------------------------
Outstanding at July 27, 1996       $1.06-8.00    1,188,171        570,233
-------------------------------------------------------------------------
Authorized                                 --           --      2,000,000
Granted                             $.94-1.44    1,022,800     (1,022,800)
Exercised                                1.38       (5,000)            --
-------------------------------------------------------------------------
Outstanding at August 2, 1997       $.94-8.00    2,205,971       1,547,433
==========================================================================

On December 10, 1996, the stockholders approved a 1996 Director Stock Option Plan. The plan is similar to the Company's previous director stock option plans. The 1996 Director Plan provides for a one-time grant of an option to purchase, at fair market value as of the date of the grant, 25,000 shares of common stock to each director, and an additional 50,000 shares to the present and any newly elected Chairman of the Board. A maximum of 500,000 shares of common stock are reserved for the issuance of grants under the 1996 Director Plan, and the options, which vest immediately upon grant, expire five years from the date of grant. Total director options outstanding as of August 2, 1997 total 300,000 with a weighted average exercise price of $1.65 and expire during the period December 1998 through June 2002.

                                                   Director Stock Option Plans
                                   Price Range           Number of Shares
                                   of Shares            Under      Available
                                   Under Option        Option     for Option
Outstanding at July 30, 1994          $1.88-6.31      265,000        250,000
----------------------------------------------------------------------------
Canceled                                    2.50      (50,000)        50,000
----------------------------------------------------------------------------
Outstanding at July 29, 1995          $1.88-6.31      215,000        300,000
----------------------------------------------------------------------------
Expired                                     1.88      (25,000)            --
----------------------------------------------------------------------------
Outstanding at July 27, 1996          $2.50-6.31      190,000        300,000
----------------------------------------------------------------------------
Authorized                                    --           --        500,000
Granted                               $1.19-1.63      275,000       (275,000)
Expired                               $1.88-2.50     (165,000)            --
----------------------------------------------------------------------------
Outstanding at August 2, 1997         $1.19-6.31      300,000        525,000
============================================================================

     The FASB has issued Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") which requires either recognition or disclosure of a charge for the value of stock options granted. The Company adopted this statement in 1997 and has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and make the footnote disclosures required by SFAS No. 123.

         Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value of the options a the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

(In thousands, except per share amounts)
                                                     1997        1996

Net income   --  As reported                         $2,383     $19,342
             --  Pro forma                            2,046      19,265
Primary earnings per share -- As reported              $.32       $1.30
                           -- Pro forma                 .30        1.30

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                                     1997             1996

Risk-free interest rate
     Employee stock option                           6.20%             5.87%
     Board of director stock option                  6.23%
Expected dividend yield
     Employee stock option                           0                 0
     Board of director stock option                  0
Expected volatility
     Employee stock option                           .668             .668
     Board of director stock option                  .668
Expected lives
     Employee stock option                           6                 6
     Board of director stock option                  3
Weighted average remaining
   contractual life
     Employee stock option                          10                10
     Board of director stock option                  5

     The weighted average fair value of options granted for the employee stock option plans in 1997 and 1996 was $.99 and $1.52, respectively and for the board of director options in 1997 was $1.23.

     Summarized information about stock options outstanding as of August 2, 1997, is as follows:

Range of Exercise Prices            $0.94-$1.94     $2.69-$4.94    $5.25-$8.00
-------------------------------------------------------------------------------

Number of shares outstanding         1,658,300       503,671        344,000

Weighted average exercise price
 of shares outstanding               $1.12           $2.77          $5.81

Weighted average remaining
 contractual life                    8.1 years       8.3 years     5.6 years

Number of shares exercisable         412,500         377,171        344,000

Weighted average exercise
 price of shares exercisable         $1.30           $2.79          $5.81


13.  Information Relating to Business Segments and International Operations

Business Segment Information

The Company operates in one industry and is an international computer and communications systems marketer, manufacturer and developer. Additionally, the Company provides maintenance services on its products in the United States through a non-exclusive agreement with Decision Servcom, Inc. ("DSI") and services its products outside the United States through its international distributors and subsidiaries.


International Operations

The Company conducts the majority of its international marketing and service operations through its subsidiaries and, to a lesser extent, through various distributorship arrangements. For products manufactured domestically, the Company's policy is to transfer such products to and between affiliates at prices which reflect market conditions. Financial information on a geographic basis follows:

                                               1997         1996        1995
-------------------------------------------------------------------------------
Revenue - unaffiliated customers:
United States - domestic                      $5,426       $4,090      $7,122
              - export sales                   2,088        3,529       3,899
Europe                                       133,845      170,806     162,146
Other international                              762        1,116       1,734
-------------------------------------------------------------------------------
Total revenue from unaffiliated customers    142,121      179,541     174,901

Revenue - intercompany:
United States                                  2,450        4,572       6,390
Europe                                            81          105         427
Eliminations                                  (2,531)      (4,677)     (6,817)
 -------------------------------------------------------------------------------
Total consolidated revenue                  $142,121     $179,541    $174,901
===============================================================================



Operating income (loss):
United States                               $(5,340)     $(11,671)   $(25,201)
Europe                                        7,153        11,832       7,661
Other international                             154           444        (979)
Eliminations                                     66           412         287
----------------------------------------------------------------------------
Total operating income (loss)                $2,033        $1,017    $(18,232)
=============================================================================

Identifiable assets:
United States                                $8,212       $16,471    $21,469
Europe                                       55,558        82,497     83,894
Other international                             253           239      1,116
Eliminations                                 (1,635)       (5,389)    (4,728)
--------------------------------------------------------------------------
Total identifiable assets                   $62,388       $93,818    $101,751
=========================================================================


14.  Retirement Income Plans

Retirement expenses incurred by the Company were as follows:

                                     1997         1996          1995
--------------------------------------------------------------------
U.S.:
  Matching contributions              $47          $55          $119

Outside the U.S.:
  Defined benefit plans             1,059        1,279           510
  Other plans                         730          970           675
--------------------------------------------------------------------
                                    1,789        2,249         1,185
--------------------------------------------------------------------

                                   $1,836       $2,304        $1,304
====================================================================

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

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. During the fiscal years ended August 2, 1997, July 27, 1996, and July 29, 1995, the Company approved the contribution of 92,500 shares of its common stock and 50,000 and 62,000 shares of its Preferred Stock, respectively, to the plan for credit to the accounts of various executive officers. The shares of preferred stock were converted into 364,000 shares of common stock on December 10, 1996, as a result of the exchange offer. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria which is based upon length of employment with the Company.

Plans Outside the U.S.

Most of the Company's foreign subsidiaries provide retirement income plans which conform to the practice of the country in which they do business. The types of company-sponsored plans in use are defined benefit and defined contribution.

Five of the Company's subsidiaries, including the United Kingdom, utilize defined benefit plans with employee benefits generally being based on years of service and wages near retirement. The plans cover all full-time employees who have been employed for at least 12 months. Obligations under these plans are funded primarily through fixed rate of return investments, mostly insurance policies, except for Germany where reserves are established for the obligations. The United Kingdom's defined benefit plan was capped and was converted to a defined contribution plan in fiscal year 1993.

The Company's United Kingdom and New Zealand subsidiaries have defined contribution plans. The plans cover all full-time salaried employees who have been employed for at least 12 months and contributions are based upon a percentage of compensation. Obligations under this plan are funded primarily through deposits in pooled investments.

                                       1997         1996          1995
----------------------------------------------------------------------

Defined benefit plans:

 Service cost                          $417         $659          $998
 Interest cost                        2,255        2,219         1,931
 Actual return on assets             (2,950)      (2,508)         (887)
 Net amortization and deferral        1,337          909        (1,532)
 ----------------------------------------------------------------------

Net pension cost                     $1,059       $1,279          $510
======================================================================

The funded plan status at August 2, 1997 and July 27, 1996 was:


                                             1997                  1996
                                      Over-     Under-      Over-    Under-
                                     funded     funded     funded    funded
Actuarial present value of:

Vested benefits                       --       $30,237    $22,533    $4,083

Accumulated benefit
obligations                           --       $30,244    $22,912    $4,202

Projected benefit
obligations                           --       $31,207    $23,861    $4,909

Plan assets at fair value             --       $24,786    $24,476    $1,180

Plan assets in excess of
(less than) projected
benefit obligation                    --       (6,421)       615    (3,729)
Unrecognized past service cost        --          233         --        --
Unrecognized net (gain) loss          --        6,788      4,676    (1,635)
Unrecognized transition
net loss                              --          609        783        28
Minimum pension liability adjustment  --       (6,698)        --        --

Prepaid (accrued) pension
cost                                  --      $(5,489)    $6,074   $(5,336)


Unrecognized gains and losses are amortized on a straight-line basis over five years.

Actuarial assumptions used to determine funded status for 1997 and 1996 varied between subsidiaries. Discount rates used to determine projected benefit obligations range from 4.5% to 7.6% in 1997 and from 5.0% to 9.0% in 1996. Rates of increase in future compensation levels range from 3.0% to 3.5% in both 1997 and 1996. The long-term rates of return on plan investments range from 4.5% to 10.0% in 1997 and from 5.0% to 10.0% in 1996.


15.  Certain Relationships and Related Transactions

Director Agranoff is the Company's Vice President, General Counsel and Corporate Secretary , and a member of the law firm Pryor, Cashman, Sherman, & Flynn. During the fiscal years 1997, 1996, and 1995, Datapoint paid legal fees of $374, $485, and $51, respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, for legal services provided by attorneys other than Mr. Agranoff.

Director Thomas worked from August 1994 until May 1, 1995, as a special consultant for which he received compensation of $0.5 (five hundred dollars) per day payable in shares of common stock plus expenses. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he had taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995, through July 31, 1995, he was paid at the rate of $0.5 (five hundred dollars) per day for his services, plus travel and housing expenses, plus additional compensation of a flat $2.0 (two thousand dollars) per week for expenses. On July 31, 1995, Director Thomas's consulting contract was extended until December 31, 1995, and then was to continue on a month-to-month basis to July 31, 1996. On December 5, 1995, Director Thomas was appointed to the position of Executive Vice President and Chief Operating Officer. Director Thomas was also entitled under the extended contract to participate in the Standard Health Benefit program until he was appointed Executive Vice President and Chief Operating Officer. At such time, he converted to the Executive Health Benefit program. During fiscal 1995, the Board also approved a one time special issuance of 45,000 shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term Director Thomas acted as a special consultant he did not accrue or receive any regular Board or committee fees. Mr. Thomas was promoted to President on June 12, 1997, in addition to his position as Chief Operating Officer.

     Director Ruffat had a consulting agreement from January 1994 through June 1995 under which he received a monthly compensation of $10. For 1996 and 1995 Director Ruffat was paid $50 and $80, respectively, for consulting services.

During fiscal 1997, the Company paid office rent and secretarial expenses of $73 to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.


16.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability.

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

In December 1994, a lawsuit was brought against the Company involving the earlier sale of real estate by the Company. In April 1996, an adverse jury verdict was rendered against the Company and two of its executive officers. During the fourth quarter of 1996, a settlement was reached among the litigants. As such, the District Court entered a Judgment Non Obstante Veredicto (Judgment Notwithstanding the Verdict) that set aside the jury's findings against the Company and its two executive officers and set aside all damages. The $3.3 million settlement avoided considerable expense, including the business disruption of a protracted appeal and legal process, and had no material impact on the Company's then current cash position. The settlement included payment of funds from a non-working capital trust fund which were otherwise not available to the Company, issuance of a short term note, and issuance of shares of the Company's common stock.


17.  Divestitures

On May 28, 1996, the Company entered into an agreement with Kalamazoo Computer Group, plc, a public limited company organized under the laws of England ("Kalamazoo"), providing for the sale by Datapoint to Kalamazoo of Datapoint's European based Automotive Dealer Management Systems business ("EADS"), other than its United Kingdom operations, for a purchase price of $33.0 million.

As part of the agreement in connection with the sale of the EADS business, the Company agreed to continue to sell hardware to Kalamazoo at various discounts from its normal hardware prices and to continue to provide hardware service maintenance to Kalamazoo at a 15% discount from the Company's normal hardware service maintenance prices. The Company transferred to Kalamazoo all of its employees who were dedicated to the EADS business. The amounts below represent the operations of EADS sold to Kalamazoo plus the effect of discounts on the continuing EADS business which are included in the accompanying 1996 statement of operations.
                                         1996

              Revenues                $17,028
              Costs and expenses       13,914


     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not Applicable.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices with the Company of the current directors and executive officers of the Company are set forth below.
                                                                   Director/
                    Age as of                                       Officer
    Name          Aug. 2, 1997  Position                             Since

A. B. Edelman          57     Director-Chairman of the
                              Board and Chief Executive Officer         1985
B. D. Thomas           46     President , Chief Operating Officer
                              and Director                              1992
R. G. Conn             61     Vice President and
                              Chief Financial Officer                   1997
P. P. Krumb            55     Vice President, Special Assistant
                              to the Chairman and Director              1994
G. N. Agranoff         50     Vice President, General Counsel,
                              Corporate Secretary and Director          1994
I. J. Garfinkel        60     Director                                  1991
D. R. Kail             62     Director                                  1985
C. F. Robinson         51     Director                                  1996
D. M. M. Ruffat        61     Director                                  1993
R. D. Summer           64     Director                                  1996
R. Edmonds             52     Vice President, Technical Services        1996
W. Gevers              60     Vice President, OSN                       1996
J. Perkins             49     Vice President, Development               1996

    The principal occupations and business experience of each of the current directors and executive officers of the Company are described below.

     ASHER B. EDELMAN, age 57, joined Datapoint's Board of Directors as its Chairman in March 1985, and has served in that capacity and as Chairman of its Executive Committee to the present date, and as Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. since June 1984. Mr. Edelman is a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation, and is a General Partner and Manager of various investment partnerships and funds. The principal business address of Mr. Edelman is 19 rue de la Croix-d'or, 1204 Geneva, Switzerland.

    BLAKE D. THOMAS, age 46, is currently the President and Chief Operating Officer of the Company. He is President of Blake D. Thomas, Inc., a corporation that until 1991 published The Thomas Report, an investment newspaper that specialized in evaluating stocks traded on the New York Stock Exchange, was General Partner of Mainsail Limited Partnership from 1990 until its dissolution in December 1992, has been since 1990 General Partner of Foresail Limited Partnership, which is engaged in the business of investing in listed securities; and has been since November 1991 President of Symba, Inc., which until April 1996 was the General Partner of Windward Limited Partnership. Windward was engaged in the business of investing in listed securities and was dissolved in April 1996. He has served as a director of Datapoint since 1992. He also served from August 1994 through December 1995 as a special consultant for the Board on Datapoint general management and business affairs. In December 1995 he assumed the position of Chief Operating Officer and in 1997 was appointed President, as well. The principal business address of Mr. Thomas is 4 rue d'Aguesseau 75008, Paris, France.

    RONALD  G.  CONN,  age 61,  joined  Datapoint  as Vice  President  and Chief
Financial Officer in June 1997. Mr. Conn most recently was with the architectural/engineering firm of Pellham-Phillips-Hagerman as chief executive officer for two years. Prior to that, he owned and operated a wood products manufacturing and retail sales business for 18 years, and was general manager of one of the most successful midwestern theme parks for seven years prior to that. The principal business address of Mr. Conn is 4 rue d'Aguesseau 75008, Paris, France.

     PHILLIP P. KRUMB, age 55, is currently Vice President and Special Assistant to the Chairman. In addition, Mr. Krumb is the Company's Principal Accounting Officer until November 1, 1997. Mr. Krumb joined the Company in September 1994 and was Vice President and Chief Financial Officer from September 1994 to June 1997. Prior to joining the Company he was employed by IOMEGA Corporation for 7 years as Senior Vice President Finance and Chief Financial Officer. The principal business address of Mr. Krumb is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

     GERALD N. AGRANOFF, age 50, is currently Vice President, General Counsel and Corporate Secretary of Datapoint. Mr. Agranoff has been a General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) Plaza Securities Company for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities, The American Energy Group, Ltd., and Canal Capital Corporation. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years. The principal business address of Mr. Agranoff is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

    IRVING J. GARFINKEL, age 60, has been a General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) for more than five years. Mr. Garfinkel also has been a General Partner and controller of Plaza Securities Company for more than the past five years. He has served as a director of Datapoint since 1991, and is Chairman of the Audit Committee and serves on the Compensation Committee. The principal business address of Mr. Garfinkel is 717 Fifth Avenue, 4th Floor, Suite 407, New York, New York 10022.

    DANIEL R. KAIL, age 62, has been Managing Trustee of Management Assistance Inc. Liquidating Trust from January 1986 to December 31, 1996, and prior thereto had been a director, Executive Vice President and Chief Operating Officer since October 1984 of Management Assistance Inc., a computer manufacturing and servicing company. He also was a director and Executive Vice President of Canal Capital Corporation from 1987 until 1991. He has served as a director of Datapoint since 1985 and is Chairman of the Independent Committee and the Compensation Committee and a member of the Audit Committee. The principal business address of Mr. Kail is 105 North Avenue, Westport, Connecticut 06880.

    CHARLES F. ROBINSON, age 51, has been General Partner of Anglo-American Financial since its inception in 1979. He is a Director and Senior Vice-President of Anglo-American Investor Services Corp. Anglo-American Financial was one of the first market makers in stripped bonds. Through its subsidiaries Anglo-American Financial has also acted as an options broker on the London Stock Exchange, an SEC registered Investment Advisor, and an NASD and SIPC broker-dealer selling fixed-income securities to financial institutions and individuals. He was a Chartered Accountant with Arthur Young in London where he was responsible for developing the firm's computer auditing procedures in the United Kingdom. Mr. Robinson obtained a Senior Optima in mathematics at Cambridge University and is a Fellow of the Institute of Chartered Accountants in England and Wales. The principal business address of Mr. Robinson is FSI/Anglo-American Financial, 675 Berkmar Court, Charlottesville, Virginia 22901.

    DIDIER M. M. RUFFAT, age 61, is currently the Vice President of Digital Equipment Europe and the Managing Director of Digital Equipment France. He has served for 25 years in various capacities with France's BULL computer group, most recently as President and Chief Executive Officer of BULL Europe, and previously in senior executive positions in sales, marketing and finance. He has served as a director of Datapoint since December 1993 and is a member of the Compensation Committee. The principal business address of Mr. Ruffat is 8 rue de la Renaissance 92187, Antony Cedex, France.

    ROBERT D. SUMMER, age 64, is currently President and Chief Executive Officer of Dimensional Media Associates, Inc. ("DMA"). Mr. Summer joined DMA after holding a series of high level positions in the music industry. As President and Chief Executive Officer, he guides DMA's transition from invention and product development to full operations, including the rollout of consumer, commercial and medical products. The company markets proprietary 3D optical technologies. Before joining DMA in 1995, Mr. Summer served as Executive Vice President, Sony Music Entertainment; and concurrently as President, Sony Entertainment European Community Affairs, representing the corporation's software interests to international government groups. He joined CBS Records International in 1986 as President and continued in that position through the company's acquisition by Sony in 1988. Mr. Summer joined CBS Records after nearly three decades with RCA Records, where he served in key executive posts including President, RCA/Ariola (now BMG); President, RCA Records; Vice President, RCA Records USA; Vice President, RCA Records International; and President, RCA Red Seal, the company's classical music division. Mr. Summer has served as Chairman of the Recording Industry Association of American (RIAA) and Vice President and member of The Board of Directors of the International Federation of the Phonographic Industry
(IFPI) where he served a as key negotiator for the industry. He received his bachelor's degree in engineering from Carnegie Mellon University in 1955. The principal business address of Mr. Summer is Dimensional Media Associates, Inc., 22 West 19th Street, New York, New York 10011.

     ROGER EDMONDS, age 52, was promoted to Vice President, Technical Services in February 1996. Mr. Edmonds joined the Company's United Kingdom subsidiary in 1972 as Project Leader, and has held various management positions within the Company. Mr. Edmonds is also currently Technical Director of the U.K. subsidiary. The principal business address of Mr. Edmonds is Datapoint House, 400 North Circular Road, London NW10 0JG.

    WALTER GEVERS, age 60, was promoted to Vice President, OSN in March 1996. Mr. Gevers joined the Company as Managing Director, Datapoint Belgium in January 1983. Prior to joining the Company, Mr. Gevers was employed by SAIT Electronics, Datapoint's distributor in Belgium, for nineteen years as Sales Manager. The principal business address of Mr. Gevers is rue de la Fusee 100, 1130 Bruxelles, Belgium.

     JOHN R. PERKINS, age 49, was promoted to Vice President, Development & Production in May 1996. Mr. Perkins joined the Company as Director, Engineering in 1981. Prior to joining the Company, Mr. Perkins was employed by General Electric Information Services Company as Market Planner. The principal business address of Mr. Perkins is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

    There are no family relationships between any of the executive officers of the Company.


Audit, Compensation and Executive Committees

     The Company has Audit, Compensation and Executive Committees of the Board of Directors. The Company does not have a Nominating Committee. The current members of the Audit Committee are Irving J. Garfinkel (Chairman), Daniel R. Kail and Charles F. Robinson. The current members of the Compensation Committee are Daniel R. Kail (Chairman), Didier M. M. Ruffat, Irving J. Garfinkel and Robert D. Summer. The members of the Executive Committee are Asher B. Edelman (Chairman) and Blake D. Thomas.

The Audit Committee annually recommends to the Board of Directors the independent auditors for the Company and its subsidiaries. They meet with the independent auditors concerning the audit; evaluate non-audit services and the financial statements and accounting developments that may affect the Company; meet with management concerning matters similar to those discussed with the outside auditors; and make reports and recommendations to the Board of Directors and the Company's management and independent auditors from time to time as it deems appropriate. The Committee met 5 times during the fiscal year ended August 2, 1997.

The Compensation Committee makes salary recommendations regarding senior management to the Board of Directors and administers the Company's Bonus and Stock Option Plan as described below. The Committee met 2 times during the fiscal year ended August 2, 1997.


Independent Committee

In connection with the aforementioned Exchange Offer, the Board created the Independent Committee, consisting of Director Daniel R. Kail, to consider the terms of the consideration to be offered in the Exchange Offer to the Holders of Preferred Stock. The terms of the Exchange Offer were approved by the Board of Directors upon the recommendation of the Independent Committee. Upon the consummation of the Exchange Offer, the Independent Committee was dissolved.


Meetings of the Board of Directors and Committees

The Board of Directors met 4 times during the fiscal year ended August 2, 1997. Each director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors (held during the period of his service) and
(b) the total number of meetings held by all committees of the Board on which he served (during the period that he served).


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Datapoint believes that, during the fiscal year ended August 2, 1997, its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934; except that executive officers Messrs. Edmonds, Gevers and Perkins failed to file Form 3 required by such Section.

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

Director Thomas worked from August 1994 until May 1 1995 as a special consultant for which he received compensation of $500 per day payable in shares of common stock plus expenses. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he had taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995, through July 31, 1995, he was paid at the rate of $500 per day for his services, plus travel and housing expenses, plus additional compensation of a flat $2,000 per week for expenses. On July 31, 1995, Director Thomas's consulting contract was extended until December 31, 1995 and then was to continue on a month-to-month basis to July 31, 1996. Upon the resignation of Doris Bencsik as President and Chief Operating Officer, Director Thomas was appointed on December 5, 1995 to the position of Executive Vice President and Chief Operating Officer. Director Thomas was also entitled under the extended contract to participate in the Standard Health Benefit program until he was appointed Executive Vice President and Chief Operating Officer. At such time, he converted to the Executive Health Benefit program. During fiscal 1995, the Board also approved a one time special issuance of 45,000 shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term Director Thomas acted as a special consultant he did not accrue or receive any regular Board or committee fees. Mr. Thomas was promoted to President on June 12, 1997, in addition to his position as Chief Operating Officer.

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

The remainder of this Report reviews the annual and long-term components of Datapoint's executive compensation program, along with the decisions made by the committee regarding fiscal year 1997 compensation for both the CEO and the other named executive officers.

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

Messrs. Edelman's,  Thomas's,  Conn's, Agranoff's, and Krumb's bonuses are based on a contractually specified percentage of Datapoint's pre-tax profits, which are defined as net pre-tax earnings, excluding the excess over $10 million of the net of any extraordinary gains, due to debt repurchase or exchange, against all extraordinary losses. During fiscal year 1995, the Company incurred net losses and therefore no bonuses were paid in 1995 under these contractual arrangements. For the fiscal year 1996, an aggregate of approximately $2.1 million were paid under these contractual arrangements. For the fiscal year 1997, an aggregate of approximately $0.4 million was paid under these contractual arrangements.

The remainder of the named executives have been assigned bonus targets of a percentage of their base salary upon 100% achievement of individualized goals and objectives; a substantial portion of which are related to the financial performance of corporate functions relevant to their respective responsibilities.

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

In 1997, the committee granted stock options to executive officers, as well as to other executives and selected key employees. In determining the size of the grant for Mr. Edelman and other named executive officers, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; (ii) to contribute to the successful execution of Datapoint's product line broadening strategy; and (iii) to implement Datapoint's cost reduction objectives; (iv) their relative levels of responsibility; and (v) the number of options they already held.

This report has been provided by the Compensation Committee.

Daniel R. Kail, Chairman
Irving J. Garfinkel
Didier M.M. Ruffat
Robert D. Summer

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. During the fiscal years ended August 2, 1997, July 27, 1996, and July 29, 1995, the Company approved the contribution of 92,500 shares of its common stock and 50,000 and 62,000 shares of its Preferred Stock, respectively, to the plan for credit to the accounts of various executive officers. The 1997 contribution of 92,500 shares of common stock will be transferred to the plan in 1998. The shares of preferred stock were converted into 364,000 shares of common stock on December 10, 1996, as a result of the exchange offer. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria which is based upon length of employment with the Company.

Summary Compensation Table

The  following  table  sets  forth  certain   information   regarding  all  cash
compensation paid or accrued for services rendered by the Company's five most highly compensated executive officers for the last three fiscal years.


--------------------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation                Long-Term
Name and                                                               Other       Compensation            All
Principal                    Fiscal                                   Annual       Stock Options          Other
Position                     Year      Salary         Bonus        Compensation    Granted(#(16)     Compensation
--------------------------------------------------------------------------------------------------------------------------------

Asher B. Edelman  (1)        1997     $300,534      $196,126(2)      $134,613(3)    60,000           $30,000(14)
Chairman of the Board and    1996      299,956      1,152,918(2)      148,752(3)    40,000            17,952(14)
Chief Executive Officer      1995      275,104(4)           0         180,781(3)         0            30,000(14)

Blake D. Thomas (5)          1997     $250,000       $117,676(2)      $56,178(3)    50,000               0
President and                1996      145,166(8)     691,751(2)           $0      100,000               0
Chief Operating Officer      1995          n/a            n/a             n/a          n/a               n/a

Phillip P. Krumb (6)         1997     $175,000        $39,225(2)       $8,768(7)    50,000            $3,500(14)
Vice President and           1996      175,000        230,584(2)        9,373(7)         0               0
Special Assistant to the     1995      141,346(8)      50,000(9)       57,094(10)   50,000               0
Chairman

Gerald N. Agranoff (11)      1997     $200,000        $78,450(2)       $7,200(13)   50,000            $4,000(14)
Vice President, General      1996      172,481        400,000(12)       7,200(13)        0               0
Counsel and Corp. Secretary  1995      125,192(8)           0           6,000(13)   50,000               0

Roger Edmonds (15)           1997     $136,735        $41,021(12)        --         25,000              --
Vice President,Technical     1996         --             --              --            --               --
Services                     1995         --             --              --            --               --


Table Footnotes
(1)   Asher B. Edelman was named Chief Executive Officer in February 1993.
(2)   Represents contractual bonus based on the Company's net pre-tax earnings.
(3)   Represents payments incident to foreign assignment.
(4) Effective in 1995, Mr. Edelman agreed to a 10% salary reduction as part of the Company's cost reduction plan.
(5) Blake D. Thomas commenced employment with the Company in December of fiscal 1996 as Executive Vice President and Chief Operating Officer. On June 12, 1997, he was promoted to President in addition to Chief Operating Officer.
(6) Phillip P. Krumb commenced employment with the Company in September of fiscal 1995 as Vice President and Chief Financial Officer. On June 12, 1997, the Company accepted his resignation as Chief Financial Officer, however, he remained a Vice President of the Company, and Special Assistant to the Chairman and was appointed to the Board of Directors
(7) Represents auto allowance and company match of employee profit sharing plan.
(8) Amount  reflects  partial  year of  employment.
(9) Represents  a one-time guaranteed bonus per terms of employment agreement.
(10) Represents relocation, housing and auto allowance.
(11) Gerald N. Agranoff commenced employment with the Company in October of fiscal 1995 as Vice President, General Counsel and Corporate Secretary.
(12) Represents a performance bonus.
(13) Represents auto allowance.
(14) Represents vested portion of the Company's common stock contributions to the Supplemental Executive Retirement Plan on behalf of named employee.
(15) Mr. Edmonds in previous years was not one of the top five compensated officers of the Company.
(16) Excludes options granted as a member of the Company's Board of Directors.

Stock Option Grants in Last Fiscal Year (1)

The following table sets forth certain information regarding all stock option grants made to five of the Company's most highly compensated executive officers for the last fiscal year.


                              -------------------------------------------------------------------------
                                                   Options Granted in Fiscal 1997
                                       %of Total
                                        Options                                    Potential Gain at Assumed
                        Number of      Granted to     Exercise                     Annual Rates of Stock Price
                         Options      Employees in     Price      Expiration     Appreciation for Option Term (3)
            Name       Granted (2)    Fiscal Year    Per Share       Date            5%           10%
----------------------------------------------------------------------------------------------------------------

Asher B. Edelman          60,000           5.87%        0.9688     10/9/06        $36,556         $92,641
Blake D. Thomas           50,000           4.89%        0.9688     10/9/06        $30,464         $77,201
Phillip P. Krumb          50,000           4.89%        0.9688     10/9/06        $30,464         $77,201
Gerald N. Agranoff        50,000           4.89%        0.9688     10/9/06        $30,464         $77,201
Roger Edmonds             25,000           2.44%        0.9688     10/9/06        $15,232         $38,600
----------------------------------------------------------------------------------------------------------------

Gain for all stockholders at assumed annual rates of
  stock price appreciation (4):                                                 $25,028,108   $63,426,084


(1) No Stock Appreciation Rights (SARs) have ever been granted by Datapoint.
(2) Each grant becomes exercisable in three equal annual installments commencing on the first anniversary date. The table excludes director options granted.
(3) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.
(4) These amounts represent the increase in the market value of Datapoint's outstanding shares (17.7 million) as of August 2, 1997, that would result from the same stock price assumptions used to show the potential realizable value for the named executives.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information regarding stock options exercised by the Company's five most highly compensated executive officers for the last fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR
END OPTION VALUES

                        Number of                                                         Value of Unexercised
                         Shares                      Number of Unexercised               In-the-Money Options
                      Acquired on     Value        Options at August 2, 1997              at August 2, 1997
     Name               Exercise     Realized    Exercisable      Unexercisable      Exercisable        Unexercisable
---------------------------------------------------------------------------------------------------------------------------

Asher B. Edelman             0           0          188,333            86,667            $89,688              $96,872
Blake D. Thomas              0           0           58,333           116,667            $66,146             $143,227
Phillip P. Krumb             0           0           58,333            66,667            $15,625              $64,060
Gerald N. Agranoff           0           0           58,333            66,667            $26,563              $64,060
Roger Edmonds                0           0           12,500            27,500                 $0              $32,030

---------------------------------------------------------------------------------------------------------------------------


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

FY  97       2.25         94.74         971.17      452.87          2,538.86         179.52
FY  96       1.13         47.37         477.75      222.78          1,746.32         123.48
FY  95       1.50         63.16         460.48      214.73          1,577.65         111.55
FY  94       3.75         157.89        181.90       84.82          1,635.12         115.62
FY  93       7.00         294.74        148.27       69.14          1,609.55         113.81
FY  92       2.38         100.00        214.45      100.00          1,414.24         100.00


The graph assumes $100 invested on August 1, 1992, in Datapoint common stock and each of the Dow Jones indexes, and that all dividends were reinvested. During the five-year period Datapoint did not pay any dividends on its common stock.

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

Effective October 1, 1994, Datapoint entered into an agreement with Mr. Agranoff providing for his employment as Vice President, General Counsel and Corporate Secretary. This agreement, as amended, now provides for a minimum annual base salary of $200,000 an annual bonus opportunity of 2% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause.


Effective December 5, 1995, Datapoint entered into an agreement with Mr. Thomas providing for his employment as Executive Vice President and Chief Operating Officer at a minimum annual base salary of $250,000. The agreement provides for an annual bonus opportunity of 3% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause. The agreement also provides for expatriate accommodations incident to foreign assignment. Mr. Thomas was promoted to President on June 12, 1997, in addition to his position as Chief Operating Officer.

Effective June 12, 1997, Datapoint entered into an agreement with Mr. Conn providing for his employment as Vice President and Chief Financial Officer at a minimum annual base salary of $175,000. The agreement provides for an annual bonus opportunity of 1% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause. The agreement also provides for certain relocation accommodations and provides for expatriate accommodations incident to foreign assignment.

Effective September 19, 1994, Datapoint entered into an agreement with Mr. Krumb providing for his employment as Vice President and Chief Financial Officer at a minimum annual base salary of $175,000. The agreement provides for an annual bonus opportunity of 1% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause. The agreement also provided for certain relocation accommodations which were terminated at the end of 1995. Effective June 12, 1997, Mr. Krumb resigned as Chief Financial Officer, but will remain a Vice President of the Company as Special Assistant to the Chairman. Effective November 8, 1997, Mr. Krumb will have a minimum annual base salary of $60,000. The agreement provides for an annual bonus opportunity equal to 1/4 of 1% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), and certain executive benefits.



ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     (a) Security Ownership of Certain Beneficial Owners. The following persons are known to the Company to be beneficial owners of more than five percent (5%) of the Company's securities as defined under Exchange Act Rule 13(d)(3).


                              Common Stock        Preferred Stock
                              Beneficially        Beneficially       Percent
Name and Address              Owned               Owned              of Class

Asher B. Edelman (1)         (See Table under
c/o Datapoint Corporation    Security Ownership
717 Fifth Avenue             of Management (1)
New York, NY 10222

Lloyd I. Miller (2)                                47,900 (2)        6.6% (2)

    (1) Mr.  Edelman is part of a "group" as that term is used in  Exchange  Act
Section 13(d)(3). See subsection (b) below for detailed description as to the amount and nature of beneficial ownership by the members of the group.

    (2) Mr. Miller filed an original Schedule 13D on February 7, 1997, reporting 47,900 Preferred shares, 28,600 of which are owned by LIM, Inc., a Florida corporation of which he is sole shareholder, and 19,300 of which are owned by Trust C under a September 20, 1983 Amended and Restated Trust Agreement for which Trust Mr. Miller serves as Investment Advisor. Mr. Miller reported a percentage ownership of 7.53%, but that percentage, based upon currently outstanding Preferred shares of 721,976 as of October 17, is now 6.6%.

(b)  Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock, Preferred Stock and Convertible Debentures by each director, by each of the executive officers named in the table, and by the directors and executive officers as a group as of October 15, 1997.



                                                                                                   Convertible
                                    Common Stock                                Preferred Stock    Debentures
                                    Beneficially              Percent           Beneficially        Beneficially
 Name of Officer/Director           Owned (1)                 of Class(12)      Owned(2)            Owned(3)
------- ------------------           -----------------         ------------      ----------       -----------
 Gerald N. Agranoff (O&D)              91,667(4)(5)(7)            *                  - 0 -           - 0 -
 Ronald G. Conn (O)                          - 0 -                                   - 0 -           - 0 -
 Asher B. Edelman (O&D)             3,115,990(4)(5)(6)(12)     17.7%              14,200**          $141,000*
 Roger Edmonds (O)                        23,333(4)                *                 - 0 -           - 0 -
 Irving J. Garfinkel (D)                 25,000(4)(5)(7)           *                 - 0 -           - 0 -
 Walter Gevers (O)                       63,333(4)                 *                 - 0 -           - 0 -
 Daniel R. Kail (D)                      25,000(4)                 *                 - 0 -           - 0 -
 Phillip P. Krumb (O&D)                  94,667(4)(8)              *                 - 0 -           - 0 -
 John Perkins (O)                        13,333(4)                 *                 - 0 -           - 0 -
 Charles F. Robinson (D)                 25,000(4)(12)             *                3,000*(9)        $47,000*(9)
 Didier Ruffat (D)                       50,000(4)                 *                 - 0 -           - 0 -
 Robert D. Summer (D)                    27,300(4)(10)             *                 - 0 -           - 0 -
 Blake D. Thomas (O&D)                 210,897(4)(11)           1.2%                 - 0 -           - 0 -

 Executive Officers and
    Directors of Datapoint as
    a group (12 persons)             3,765,520                 21.3%

* Indicates less than 1% ownership as a percent of the outstanding class(12) **The percent of the outstanding class is 2.0% (12)


     (1) Information relating to beneficial ownership is based upon ownership information furnished by each person using "beneficial ownership" definitions set forth in Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under those rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as otherwise indicated in other table footnotes, the indicated directors and executive officers possessed sole voting and investment power with respect to all shares of Common Stock and Preferred Stock attributed.

     (2) The Company's $1.00 Preferred Stock ("Preferred Stock") is a non-voting class of security. Each share may be exchanged, at the option of the holder, for two (2) shares of Common Stock so long as six (6) quarters of accrued dividends remain outstanding and unpaid.

     (3) The Company's 8-7/8 Convertible Subordinated Debentures Due June 1, 2006 ("Convertible Debentures") is a non-voting class of security. Each one thousand dollar ($1,000.00) principal amount may be exchanged, at the option of the holder, into 55.231 shares of Common Stock.

     (4) The tabulation includes shares of Common Stock which may be deemed to be beneficially owned by such persons by reason of stock options currently exercisable or which may become exercisable within sixty (60) days after that date. The number of shares deemed to be beneficially owned by reason of such options is: Mr. Edelman, 221,667; Mr. Agranoff, 91,667; Mr. Thomas, 75,000; Mr. Krumb, 91,667; Mr. Ruffat, 50,000; Mr. Summer, 25,000; Mr. Garfinkel, 25,000;
Mr. Kail, 25,000; Mr. Robinson, 25,000; Mr. Edmonds, 23,333; Mr. Gevers, 63,333;
Mr. Perkins 13,333; and all officers and directors as a group, 705,000.

     (5) Gerald N. Agranoff, Asher B. Edelman and Irving Garfinkel are Trustees of the Datapoint Corporation Supplemental Executive Retirement Plan (the "Datapoint Plan") which owns 443,731 Common shares of which 131,647 will be transferred in the first quarter of fiscal year 1998. In the above tabulation, such shares have been excluded within each party's Common shares listing and the listing for the directors and executive officers as a group. Messrs. Agranoff, Edelman and Garfinkel each disclaim beneficial ownership of these shares except to the extent of pecuniary interests in such shares with which each party may currently be vested under the Plan. Mr. Edelman has a current vested interest in 145,288 shares under the Datapoint Plan which have been excluded. Mr. Agranoff is currently vested with 10,701 Common shares under the Datapoint Plan. Mr. Garfinkel has no current vested interest under the Datapoint Plan. Mr. Krumb is vested with 9,283 Common shares and Mr. Perkins with 4,344 Common shares under the Datapoint Plan which have not been included in their listed beneficial ownership.

     (6) Mr. Edelman's listed beneficial ownership of 3,115,990 shares of Common Stock is explained in detail in this paragraph, and is based upon his beneficial ownership reported on Schedule 13D. Mr. Edelman reports beneficial ownership jointly, as a group, with the following named persons or entities. Those whose shares have been included within Mr. Edelman's listed total are reported as beneficially owned pursuant to Rule 13d-3 by Mr. Edelman. As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership and Citas Partners (which is the sole general partner of Felicitas Partners, L.P.), Mr. Edelman may be deemed to own beneficially the 441,348, 944,383 and 6,290 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the listed ownership. Also included are the 361,267 shares owned by Canal Capital Corporation ("Canal"), in which company Mr. Edelman and various persons and entities with which he is affiliated own interests. By virtue of investment management agreements between A. B. Edelman Management Company Inc. and Canal,
A. B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal. A. B. Edelman Management Company Inc. therefore may be deemed to be the beneficial owner of the 361,267 shares owned by Canal. Mr. Edelman is the sole stockholder of A. B. Edelman Management Company Inc. and these shares are included. A. B. Edelman Management Company, Inc. is also the sole general partner of Edelman Value Partners, L.P. which currently owns 297,175 shares of Common Stock which are included. Also included are the 201,460 shares owned by Mr. Edelman's spouse Maria Regina M. Edelman, 5,000 shares held by Mr. Edelman in a Keough account, 21,000 shares beneficially owned by Mr. Edelman's daughters in accounts for which he is the custodian, and 616,400 shares owned by Edelman Value Fund, Ltd., for which Mr. Edelman serves as the sole investment manager. Also included are Mr. Edelman's presently exercisable options to purchase 221,667 shares. As a Trustee of the Canal Capital Corporation Retirement Plan ("Canal Plan") which owns 128,681 shares and the Datapoint Plan described above which owns 364,000 shares, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the shares owned by each such Plan, which are excluded. Also excluded from the listed ownership are 54,907 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian and the 53,703 shares owned directly by Penelope C. Edelman. Mr. Edelman disclaims beneficial ownership of these excluded shares. Although disclaimed and excluded for purposes of Rule 13d-3, certain of the disclaimed and excluded shares are nevertheless reported by Mr. Edelman as beneficially owned on his Form 4's pursuant to the rules promulgated under Section 16 of the Exchange Act. Mr.
Edelman's beneficial ownership total does not include the additional Common Stock which would be acquired upon the conversion of the Preferred Stock and the Convertible Debentures as described below. Upon such exchange, Mr. Edelman's listed beneficial ownership would increase to 3,152,178 and his percentage of the outstanding class would be 17.7%. This percentage upon exchange is the listed percentage above pursuant to Rule 13d-3(d)(1).

     Mr. Edelman's listed beneficial ownership of 14,200 shares of Preferred Stock is based upon the 5,100 Preferred shares owned by Edelman Value Partners, L.P., and the 9,100 Preferred shares owned by Edelman Value Fund, Ltd. Mr. Edelman disclaims beneficial ownership of the Edelman Value Fund, Ltd. shares. If exchanged for Common Stock, Mr. Edelman's Common Stock beneficial ownership total listed above would increase by 28,400 shares.

     Mr. Edelman's listed beneficial ownership of $141,000.00 of Convertible Debentures is based upon the $44,000.00 of Convertible Debentures owned by Edelman Value Partners, L.P. and the $97,000.00 of Convertible Debentures owned by Edelman Value Fund, Ltd. Mr. Edelman disclaims beneficial ownership of the Edelman Value Fund, Ltd. Convertible Debentures. If exchanged for Common Stock, Mr. Edelman's Common Stock beneficial ownership total listed above would increase by 7,788 shares.

     (7) Messrs. Agranoff and Garfinkel are general partners of Plaza Securities Company, which owns 441,348 shares of Common Stock. Each disclaims beneficial ownership of these shares which are excluded in each party's listing in the beneficial ownership table above due to the sole voting and dispositive powers attributed to Mr. Edelman in his Schedule 13D. Mr. Agranoff is also a director of Canal which owns 361,267 shares. Mr. Agranoff disclaims beneficial ownership of these shares and they are excluded from his beneficial ownership listing due to the sole voting and dispositive powers attributed to Mr. Edelman.

     (8) Mr. Krumb owns 3,000 Common shares directly in addition to the 91,667 shares represented by exercisable options.

     (9) Mr. Robinson owns 3,000 Preferred shares and $47,000.00 in Convertible Debentures directly in addition to the 25,000 shares represented by exercisable options.

     (10) Mr. Summer owns 2,300 Common shares directly in addition to the 25,000 shares represented by exercisable options.

     (11) Mr. Thomas owns 119,397 Common shares directly in addition to the 75,000 shares represented by exercisable options. Mr. Thomas is also attributed beneficial ownership of 16,500 Common shares owned by Foresail Limited Partnership as its sole general partner.

     (12) The percentage of the outstanding class calculations are based upon 17,817,728 Common shares, 721,961 Preferred shares and $59,908,000 Convertible Debentures outstanding as of October 17, 1997. For purposes of calculating Mr. Edelman's and Mr. Robinson's percentages of Common shares under Rule 13d-3(d)(1), the common shares underlying their respective Preferred Stock and their respective Convertible Debentures upon exchange are added to the outstanding share total as if the exchange has occurred.


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

Director Agranoff had provided various tax, legal and real estate consulting services prior to serving as Vice President, General Counsel and Corporate
Secretary for the Company. During the fiscal years 1997, 1996, and 1995, Datapoint paid legal fees of $374, $485, and $51, respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, for legal services provided by attorneys other than Mr. Agranoff.

Director Thomas worked from August 1994 until May 1, 1995 as a special consultant for which he received compensation of $500 per day payable in shares of common stock plus expenses. Subsequently, on May 5, 1995, in consideration of the additional work and responsibilities he had taken on for the Company as a special consultant, the Board of Directors approved a special compensation package for Director Thomas. From May 1, 1995, through July 31, 1995, he was paid at the rate of $500 per day for his services, plus travel and housing expenses, plus additional compensation of a flat $2,000 per week for expenses. On July 31, 1995, Director Thomas's consulting contract was extended until December 31, 1995 and then was to continue on a month-to-month basis to July 31, 1996. Upon the resignation of Doris Bencsik as President and Chief Operating Officer, Director Thomas was appointed on December 5, 1995 to the position of Executive Vice President and Chief Operating Officer. Director Thomas was also entitled under the extended contract to participate in the Standard Health Benefit program until he was appointed Executive Vice President and Chief Operating Officer. At such time, he converted to the Executive Health Benefit program. During fiscal 1995, the Board also approved a one time special issuance of 45,000 shares of common stock of the Company to Director Thomas in recognition of his service to the Company. During the term Director Thomas acted as a special consultant, he did not accrue or receive any regular Board or committee fees. Mr. Thomas was promoted to President on June 12, 1997, in addition to his position as Chief Operating Officer.

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

    (b) The Company filed a Form 8-KA on August 15, 1996 with regard to its divestiture of EADS.

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

(4)(b) Certificate of Designation, Preferences, Rights and Limitations of Series of $1.00 Preferred Stock (filed as Exhibit (4)(e) to the Company's Registration Statement on Form S-4 dated
           April 30, 1992 and incorporated herein by reference).

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

              INDEX TO EXHIBITS

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

(10)(o) Employment Agreement with K. L. Thrower (filed as Exhibit(10)(o) to the company's Annual Report on Form 10-K for the year ended August 1, 1992 and incorporated herein by reference).

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

                          INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                              Numbered
Number      Description of Exhibits                                   Pages


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

(10)(z) 1996 Director Stock Option Plan (filed as Annex D to Amendment No. 3 dated October 31, 1996 to the Company's Registration Statement on Form S-4 (Registration No. 333-9627) and incorporated herein by reference).

(10)(aa) 1996 Employee Stock Option Plan (filed as Annex E to Amendment No. 3 dated October 31, 1996 to the Company's Registration Statement on Form S-4 (Registration No. 333-9627) and incorporated herein by reference).

(10)(bb)    Employment Agreement with R. Conn.

(10)(cc)    Employment Agreement with R. Edmonds.

(10)(dd)    Employment Agreement with J. Perkins.

(10)(ee)    Amendment  No. 2 to Employment Agreement with G. Agranoff.

(10)(ff)    Amendment No. 1 to Summary of Modified Employment Agreement
            - with P. Krumb.

(23)        Consent of Independent Auditors.

(27)        Article 5, Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  DATAPOINT CORPORATION
                                                      (Registrant)

                                              BY: /s/ Phillip P.Krumb
                                                  Asher B. Edelman
                                               Chief Executive Officer and
                                                    Chairman of The Board
                                         By Phillip P. Krumb, Attorney In Fact


DATED:  October 30, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                      Date


/s/ Phillip P. Krumb          Vice President and
    Phillip P. Krumb    Special Assistant to the Chairman      October 30, 1997
                          (Principal Accounting Officer)



Phillip P. Krumb, pursuant to powers of attorney which are being filed with this report, has signed below as attorney-in-fact for the following directors of the
Registrant:

             Gerald N. Agranoff          Charles F. Robinson
             Irving Garfinkel            Daniel Kail
             Robert D. Summer            Ronald G. Conn
             Blake D. Thomas

     Mr. Didier M.M. Ruffat, a director, was unavailable for signature at the time of the filing.


/s/ Phillip P. Krumb                                       October  30, 1997
    Phillip P. Krumb

                                   Schedule II

                     DATAPOINT CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)



                                                                      (a)          (b)
                                   Balance        Charged         Charged
                                     at             to           (to) from        Other           Balance
                                  Beginning       Costs and        Other        Additions         at End
    Classification                 of Year        Expenses        Accounts      (Deductions)      of Year



Allowance for doubtful accounts:

Year ended August 2, 1997           $2,791           $(164)        $(18)           $(955)           $1,654

Year ended July 27, 1996            $3,012            $170        $(102)           $(289)           $2,791

Year ended July 29, 1995            $2,568          $2,147         $(21)         $(1,682)           $3,012


(a) Transfers to and from other balance sheet reserve accounts.
(b)  Accounts  written-off  net  of  recoveries,   other  expense  accounts  and
translation adjustments.

                                   EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the following registration statements and related prospectuses of our report dated October 3, 1997, with respect to the consolidated financial statements and schedule of the Company included in this Annual Report on Form 10-K for the year ended August 2, 1997:
Registration  Statement  No.  2-60374 on Form S-8,  Registration  Statement  No.
2-87765 on Form S-8, Registration Statement No. 33-19328 on Form S-8, Registration Statement No. 33-19427 on Form S-8, and Registration Statement No. 33-57102 on Form S-8.







                                                    Ernst & Young  LLP

Dallas, Texas
October 27, 1997

                                                        EXHIBIT (10)(bb)
                              EMPLOYMENT AGREEMENT



     This Agreement ("Agreement"), shall govern the employment of Ron Conn ("Officer") as Vice President and Chief Financial Officer of Datapoint Corporation ("Datapoint"), a Delaware Corporation with a principal place of business at 8410 Datapoint Drive, San Antonio, Texas 78229-8500 and 4, rue d'Aguesseau, 75008 Paris, France. This Agreement shall be for employment effective 9 June 1997.

     1. POSITION. The parties agree that the Officer is employed as Vice President and Chief Financial Officer of Datapoint. Officer shall report to the Chairman and shall devote such time and attention to the duties of Vice President and Chief Financial Officer as the Chairman shall direct.

     2. TERM. The term of the Officer's employment shall be indefinite, subject to the provisions on termination set forth elsewhere herein.

     3.  SALARY.   Officer's  salary  shall  be  a  minimum  of  one  hundred  &
seventy-five thousand U.S. Dollars (US$175,000) per year, payable biweekly in arrears.

     4. BONUS. Commencing with the fiscal year starting 1 August 1997, Officer shall be entitled to an annual bonus payable at the close of each of Datapoint's fiscal years in an amount to be calculated as follows:

     Datapoint's net pre-tax earnings, excluding the excess over $10,000,000 of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses time one percent (1%).

     5. STOCK OPTIONS. Officer shall be recommended to the Compensation Committee of Datapoint for a stock option grant of 50,000 shares of Datapoint Common Stock at fair market value. This option will vest in three (3) equal annual installments, exercisable over a period of three years.

     6. BENEFITS. Officer shall be entitled to standard employee benefits plus the following benefits:

     a) Participation in the Executive Medical Plan by Officer and family at no cost to Officer. b) Group term life insurance under the U.S. Executive Life plan as it may be amended from time to time. c) In Paris, the use of a Datapoint supplied automobile including the payment of insurance, maintenance, gas, oil, etc. d) The housing allowance - Datapoint will pay Paris housing costs in full until such time as Ron Conn has sold his residence in the United States. After selling his home in the United States Ron Conn will pay $750 per month to Datapoint. Paris housing lease and costs are subject to approval in advance by Blake Thomas, President. e) Payment of reasonable relocation expenses to Paris, subject to prior approval by President and Chief Operating Officer, after receipt of three (3) bids. f) Upon termination by whichever party, Datapoint will repatriate Officer and family to U.S. at no cost to Officer. g) Datapoint payment/reimbursement of reasonable personal tax and financial planning and preparation fees, capped at $1,500 annually. h) Datapoint pays one trip per year for Officer's wife back to the United States.

7.   TERMINATION.

     7.1 BY OFFICER. Officer may terminate his employment at his own behest upon ninety days written notice to Datapoint without any termination liability of either party to the other, other than Datapoint's obligation to pay Officer any earned but unpaid salary and bonus or reasonable unreimbursed business expenses, and any rights of Officer under any stock option and/or indemnity agreements between Datapoint and Officer.

     7.2 BY DATAPOINT.The termination of Officer's employment at the behest of Datapoint at any time, other than for cause, shall require Datapoint to pay Officer the sum of U.S. $100,000. This amount shall be paid in biweekly installments equal to the payroll payments previously made to Officer prior to such termination, with the last such payment being in whatever amount is required to complete Datapoint's obligation to Officer. Officer shall also be entitled to a six (6) month employee (not Executive) medical benefit continuations, plus any performance bonus to which he might be entitled to under the provision of Section 4 hereof. Datapoint shall further remain liable to Officer for any earned but unpaid salary or reasonable unreimbursed business expenses, and any rights of Officer under any stock and/or indemnity agreements between Datapoint and Officer. This amount shall be reduced by any termination payments and/or benefits required to be separately paid to Officer by law.

     8. SUCCESSORS IN INTEREST. This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives, and shall also bind and inure to the benefit of any successor of Datapoint by merger or consolidation or any purchaser or assignee of all or substantially all of its assets, but neither this Agreement nor any rights or benefits hereunder may otherwise be assigned by either party hereto.

     9. INVALID PROVISION. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

     10. VENUE. The parties agree that any controversy or claim arising out of or relating to this Agreement, or any dispute arising out of the interpretation or application of this Agreement, which the parties hereto are unable to resolve, shall be resolved by the courts of competent jurisdiction of Bexar County, Texas.

     11. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of Texas applicable to agreements made and to be performed entirely in Texas.

     12. ENTlRE AGREEMENT. This Agreement shall constitute the entire agreement between the parties superseding all prior agreements, and may not be modified, amended or waived except by written agreement signed by both parties hereto.

     IN WITNESS of their intention to be bound, the parties hereto set their signatures.

DATAPOINT CORPORATION                                         Ron CONN




Blake THOMAS,                                                          Ron CONN
President & Chief Operating Officer

Date:                                                                  Date:

                                                             EXHIBIT (10)(cc)
                              EMPLOYMENT AGREEMENT



     This Agreement ("Agreement"), shall govern the employment of Roger Edmonds ("Officer") as Vice President of Technical Services of Datapoint Corporation ("Datapoint"), a Delaware Corporation with a principal place of business at 8410 Datapoint Drive, San Antonio, Texas 78229-8500 and 4, rue d'Aguesseau, 75008 Paris, France. This Agreement shall be for employment effective February 1, 1996.

     1. POSITION. The parties agree that the Officer is employed as Vice President of Technical Services of Datapoint. Officer shall report to the Executive Vice President and Chief Operating Officer and shall devote such time and attention to the duties of Technical Services as the Executive Vice President and Chief Operating Officer shall direct.

     2. TERM. The term of the Officer's employment shall be indefinite, subject to the provisions on termination set forth elsewhere herein.

     3. SALARY. Officer's salary shall be a minimum of 84,000 Pounds Sterling per year, payable in line with the normal administration of Datapoint (U.K.) Ltd. payroll.

     4. BONUS. Officer shall be entitled to an annual performance bonus opportunity based upon a target amount of not less than thirty percent (30%) of his base salary and specific qualification criteria to be set by Datapoint. Officer shall be eligible to a pro-rated portion of this bonus for fiscal year 1996 provided he remains in the employ of Datapoint through the close of that year. Officer shall not be eligible for this bonus for any fiscal year which is not completed prior to termination of his employment.

     5. STOCK OPTIONS. Officer shall be entitled to participate fully in any subsequent general grant of stock options to an extent commensurate with the seniority of his position and his performance.

     6. BENEFITS. Officer shall be continued on the Datapoint (U.K.) Ltd. Executive Benefit system to the extent that, and for so long as, this may remain reasonably feasible; to the extent not reasonably feasible, reasonably equivalent benefits, at the time, shall be provided.

7.   TERMINATION.

     7.1 BY OFFICER. Officer may terminate his employment at his own behest upon ninety days written notice to Datapoint without any termination liability of either party to the other, other than Datapoint's obligation to pay Officer any earned but unpaid salary and bonus or reasonable unreimbursed business expenses, and any rights of Officer under any stock option and/or indemnity agreements between Datapoint and Officer.

     7.2 BY DATAPOINT. The termination of Officer's employment at the behest of Datapoint at any time, other than for cause, shall require Datapoint to pay Officer the sum of (6) months salary and continuance of benefits. This amount shall be paid in line with normal administration of Datapoint (U.K.) Ltd. payroll previously made to Officer prior to such termination, with the last such payment being in whatever amount is required to complete Datapoint's obligation to Officer; and will be the total payable and not this amount on top of any amounts payable under U.K. law. Officer shall also be entitled to six (6) months continuation of Datapoint (U.K.) Ltd. Executive Benefits as normally provided for under U.K. law and Datapoint (U.K.) Ltd. procedures, plus any performance bonus to which he might be entitled to under the provision of Section 4 hereof. Datapoint shall further remain liable to Officer for any earned but unpaid salary or reasonable unreimbursed business expenses, and any rights of Officer under any stock and/or indemnity agreement between Datapoint and Officer. This amount shall be reduced by any termination payments and/or benefits required to be separately paid to Officer by law.

     8. SUCCESSORS IN INTEREST. This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives, and shall also bind and inure to the benefit of any successor of Datapoint by merger or consolidation or any purchaser or assignee of all or substantially all of its assets, but neither this Agreement nor any rights or benefits hereunder may otherwise be assigned by either party hereto.

     9. INVALID PROVISION. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

     10. VENUE. The parties agree that any controversy or claim arising out of or relating to this Agreement, or any dispute arising out of the interpretation or application of this Agreement, which the parties hereto are unable to resolve, shall be resolved by the courts of competent jurisdiction of Bexar County, Texas.

     11. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of Texas applicable to agreements made and to be performed entirely in Texas.

     12. ENTlRE AGREEMENT. This Agreement shall constitute the entire agreement between the parties superseding all prior agreements, and may not be modified, amended or waived except by written agreement signed by both parties hereto.

     IN WITNESS of their intention to be bound, the parties hereto set their signatures.

DATAPOINT CORPORATION                                         Roger EDMONDS




Blake THOMAS, Executive Vice President                        Roger EDMONDS
and Chief Operating Officer

Date:    March 25, 1996                                     Date:

                                                              EXHIBIT (10)(dd)
                              EMPLOYMENT AGREEMENT


     This Agreement ("Agreement"), shall govern the employment of John R. Perkins ("Officer") as Vice President of Development and Production of Datapoint Corporation ("Datapoint"), a Delaware Corporation with a principal place of business at 8410 Datapoint Drive, San Antonio, Texas 78229-8500 and 4, rue d'Aguesseau, 75008 Paris, France. This Agreement shall be for employment effective May 1996.

     1. POSITION. The parties agree that the Officer is employed as Vice President of Development and Production of Datapoint. Officer shall report to the Executive Vice President and Chief Operating Officer and shall devote such time and attention to the duties of Development and Production as the Executive Vice President and Chief Operating Officer shall direct.

     2. TERM. The term of the Officer's employment shall be indefinite, subject to the provisions on termination set forth elsewhere herein.

     3. SALARY. Officer's salary shall be a minimum of $125,000 (one hundred and twenty-five thousand U.S. Dollars) per year, payable in line with the normal administration of Datapoint San Antonio payroll.

     4. BONUS. Officer shall be entitled to an annual performance bonus opportunity based upon a target amount of not less than thirty percent (30%) of his base salary and specific qualification criteria to be set by Datapoint in writing. In the event that specific qualification criteria has not been set and agreed to in writing for any fiscal year, Officer shall not be entitled to a performance bonus. Officer shall not be eligible for this bonus for any fiscal year which is not completed prior to termination of his employment.

     5. STOCK OPTIONS. Subject to approval by the Compensation Committee of the Board of Directors in their sole discretion, Officer shall be entitled to participate fully in any subsequent general grant of stock options to an extent commensurate with the seniority of his position and his performance.

     6. BENEFITS. Officer shall be entitled to standard Datapoint San Antonio employee benefits plus the following benefits:

     a) Participation in the Executive Medical Plan by Officer and family at no cost to Officer. b) Group term life insurance under the U.S. Executive Life plan as it may be amended from time to time.

7.   TERMINATION.

     7.1 BY OFFICER. Officer may terminate his employment at his own behest upon ninety days written notice to Datapoint without any termination liability of either party to the other, other than Datapoint's obligation to pay Officer any earned but unpaid salary and bonus or reasonable unreimbursed business expenses, and any rights of Officer under any stock option and/or indemnity agreements between Datapoint and Officer.

     7.2 BY DATAPOINT. The termination of Officer's employment at the behest of Datapoint at any time, other than for cause, shall require Datapoint to pay Officer the sum of (6) months salary and continuance of benefits. This amount shall be paid in biweekly installments equal to the payroll payments previously made to Officer prior to such termination, with the last such payment being in whatever amount is required to complete Datapoint's obligation to Officer. Officer shall also be entitled to a six (6) month employee (not Executive) medical benefit continuations, plus any performance bonus to which he might be entitled to under the provision of Section 4 hereof. Datapoint shall further remain liable to Officer for any earned but unpaid salary or reasonable unreimbursed business expenses, and any rights of Officer under any stock and/or indemnity agreements between Datapoint and Officer. This amount shall be reduced by any termination payments and/or benefits required to be separately paid to Officer by law.

     8. SUCCESSORS IN INTEREST. This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives, and shall also bind and inure to the benefit of any successor of Datapoint by merger or consolidation or any purchaser or assignee of all or substantially all of its assets, but neither this Agreement nor any rights or benefits hereunder may otherwise be assigned by either party hereto.

     9. INVALID PROVISION. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

     10. VENUE. The parties agree that any controversy or claim arising out of or relating to this Agreement, or any dispute arising out of the interpretation or application of this Agreement, which the parties hereto are unable to resolve, shall be resolved by the courts of competent jurisdiction of Bexar County, Texas.

     11. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of Texas applicable to agreements made and to be performed entirely in Texas.

     12. ENTlRE AGREEMENT. This Agreement shall constitute the entire agreement between the parties superseding all prior agreements, and may not be modified, amended or waived except by written agreement signed by both parties hereto.

     IN WITNESS of their intention to be bound, the parties hereto set their signatures.

DATAPOINT CORPORATION                                         John R. PERKINS




Blake THOMAS, Executive Vice President and                    John R. PERKINS
Chief Operating Officer

Date:                                               Date:  January 6, 1997

                                                              EXHIBIT (10)(ee)

                      AMENDMENT #2 TO EMPLOYMENT AGREEMENT


     This amendment is made as of the 7th day of October, 1997, by and between GERALD N. AGRANOFF and DATAPOINT CORPORATION, located at 8410 Datapoint Drive, San Antonio, Texas 78229-8500 ("Datapoint"), to modify the prior agreement among the parties dated September 13, 1994 ("Agreement").

     1. Performance Bonus: Section 4 of the Agreement is deleted and replaced as follows:

     "Officer shall immediately be entitled to an annual bonus payable at the close of each of Datapoint's fiscal years in an amount to be calculated as follows:

     'Datapoint's net pre-tax earnings, excluding the excess over $10,000,000, of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses, times two percent (2%).'



DATAPOINT CORPORATION



_______________________________________              _________________________
Gerald N. Agranoff                                         Asher B. Edelman,

                                                                 Chairman

                                                             EXHIBIT (10)(ff)
                    SUMMARY OF MODIFIED EMPLOYMENT AGREEMENT





     On June 12, 1997, the Company's Board of Directors modified Mr. Phillip P. Krumb's employment agreement due to his resignation as Chief Financial Officer. Mr. Krumb will remain as a Vice President and Special Assistant to the Chairman. While his modified employment agreement has not yet been reduced to writing, the modified compensation terms are as follows:

         Annual salary                                        $60,000
         Fixed benefits including executive medical plan      $  8,040
         Executive perquisites                                $  4,000
         Bonus equal to 1/4 of 1% of net pretax profits