Form 10-Q
period 1997-11-01
DATAPOINT CORP
filed 1997-12-12
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended November 1, 1997

                                       OR

     [ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from _________ to _________


                          Commission file number 1-7636

                              DATAPOINT CORPORATION

             (Exact name of registrant as specified in its charter)



          Delaware                                74-1605174
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
 incorporation or organization)


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

     As of November 1, 1997, 17,977,804 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 3,013,413 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                      Page
                                                                      Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     November 1, 1997 and August 2, 1997                                    3

    Consolidated Statements of Operations -
     Three Months Ended November 1, 1997 and
     October 26, 1996                                                       4

    Consolidated Statements of Cash Flows -
     Three Months Ended November 1, 1997 and
     October 26, 1996                                                       5

    Notes to Consolidated Financial Statements                              6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                             7



Part II. Other Information

Item 1.  Legal Proceedings                                                 11


Signature                                                                  12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
                                            (In thousands, except share data)
                                                        (Unaudited)
                                                       November 1,   August  2,
                                                             1997         1997
                                                      -----------      ---------
Assets

Current assets:
Cash and cash equivalents                                  $13,611      $15,490
Restricted cash and cash equivalents                           155          154
Accounts receivable, net of allowance for doubtful
accounts of $1,262 and $1,654, respectively                 25,432       22,731
Inventories                                                  4,779        3,962
Prepaid expenses and other current assets                    3,798        3,003
-------------------------------------------------------------------------------
Total current assets                                        47,775       45,340

Fixed assets, net                                           10,694       11,764
Other assets, net                                            5,550        5,284
-------------------------------------------------------------------------------
                                                           $64,019      $62,388
===============================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
Payables to banks                                           $8,560       $7,346
Current maturities of long-term debt                         1,068        1,271
Accounts payable                                            12,935       12,209
Accrued expenses                                            19,056       20,195
Deferred revenue                                             8,874       11,386
Income taxes payable                                         1,381        1,272
-------------------------------------------------------------------------------
Total current liabilities                                   51,874       53,679

Long-term debt, exclusive of current maturities             59,908       60,875
Other liabilities                                           13,924       11,918

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
10,000,000; shares issued and outstanding 721,976 in
1998 and 721,976, in 1997 (aggregate liquidation
preference, including dividend in arrears, $16,786
in 1998 and $16,605 in 1997).                                  722          722
Common stock of $0.25 par value. Shares authorized
40,000,000; shares issued 20,991,217, including
treasury shares of 3,013,413 in 1998 and 3,203,102
in 1997.                                                     5,248        5,248
Other capital                                              212,039      212,655
Pension liability adjustment                                (4,488)      (4,488)
Foreign currency translation adjustment                      7,654        4,613
Retained deficit                                          (277,797)    (276,202)
Treasury stock, at cost                                     (5,065)      (6,632)
-------------------------------------------------------------------------------
Total stockholders' deficit                                (61,687)     (64,084)
-------------------------------------------------------------------------------
                                                           $64,019      $62,388
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)
                                              (In thousands, except share data)
                                                       Three Months Ended
                                                     November 1,     October 26,
                                                           1997            1996
Revenue:
Sales                                                      $19,503      $17,026
Service and other                                           15,570       15,954
-------------------------------------------------------------------------------
Total revenue                                               35,073       32,980

Operating costs and expenses:
Cost of sales                                               15,429       12,772
Cost of service and other                                    9,897       10,828
Research and development                                       605          489
Selling, general and administrative                          8,469        9,993
Restructuring costs                                             --          809
Total operating costs and expenses                          34,400       34,891

Operating income (loss)                                        673       (1,911)

Non-operating income (expense):
Interest expense                                            (1,576)      (1,648)
Other, net                                                      29        1,193
-------------------------------------------------------------------------------
Loss before income taxes and extraordinary credit             (874)      (2,366)
Income taxes                                                   113           53
-------------------------------------------------------------------------------
Loss before extraordinary credit                             $(987)     $(2,419)
-------------------------------------------------------------------------------

Extraordinary credit-debt extinguishment                       174          822
-------------------------------------------------------------------------------

Net loss                                                     $(813)     $(1,597)
===============================================================================

Net loss less preferred stock dividend accumulated           $(994)     $(2,064)
===============================================================================

Net loss per common share:
Before extraordinary credit                                  $(.06)       $(.21)
Extraordinary credit - debt extinguishment                     .01          .06
-------------------------------------------------------------------------------
Net loss                                                     $(.05)       $(.15)
===============================================================================





Average common shares                                    18,894,051   13,767,313


See accompanying Notes to Consolidated Financial Statements

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)
                                                              (In Thousands)
                                                            Three Months Ended
                                                         November 1, October 26,
                                                               1997        1996

Cash flows from operating activities:
Net loss                                                      $(813)    $(1,597)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                 1,204       1,483
Provision for losses (recoveries) on accounts receivable       (154)        245
Gain on debt extinguishment                                    (174)       (822)
Deferred income taxes                                           (29)         65
Realized gain on sale of property                            (1,205)         --
Changes in assets and liabilities:
Decrease in receivables                                       1,207       3,870
Increase in inventory                                          (537)     (1,163)
Decrease in accounts payable and accrued expenses            (1,772)     (4,001)
Decrease in other liabilities and deferred credits           (2,947)       (900)
Other, net                                                     (118)       (579)
-------------------------------------------------------------------------------
Net cash used in operating activities                        (5,338)     (3,399)

Cash flows from investing activities:
Payments for fixed assets                                      (400)       (529)
Proceeds from dispositions of fixed assets                    3,200          --
Other, net                                                      129         280
-------------------------------------------------------------------------------
Net cash provided from (used in) investing activities         2,929        (249)

Cash flows from financing activities:
Proceeds from borrowings                                     18,961       3,677
Payments on borrowings                                      (19,174)     (4,744)
Restricted cash for letters of credit                            (1)        515
-------------------------------------------------------------------------------
Net cash used in financing activities                          (214)       (552)

Effect of foreign currency translation on cash                  744        (364)
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                    (1,879)     (4,564)
Cash and cash equivalents at beginning of year               15,490      23,184
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $13,611     $18,620
                                                            =======     =======

Cash payments for:
Interest                                                       $248        $290
Income taxes, net                                                42          78

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

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended August 2, 1997.

The results of operations for the three months ended November 1, 1997, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:

                                           November 1,       August 2,
                                              1997              1997
Raw materials                                 $150              $143
Work in process                              1,274             1,077
Finished and purchased products              3,355             2,742
                                             -----             -----
                                            $4,779            $3,962
                                            ======            ======


3.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.

4.   Net Income (Loss) per Common Share

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Company will adopt this new standard during the second quarter of fiscal year 1998 and will not have a material impact on earnings per share.

5.   Non-operating Income (Expense)

                                           November 1, 1997   October 26, 1996
                                           ----------------   ----------------

Interest earned                                  $119                $152
Foreign currency gains (losses)                (1,172)              1,292
Realized gain on sale of property               1,205                  --
Other                                            (123)               (251)
                                                 -----               -----

                                                  $29              $1,193
                                                  ===              ======

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)

Overview

For 1998, the Company's main objectives are as follows:

1. Product marketing to maintain stabilized revenue levels,
2. Continued review and reduction of operating costs; and
3. The vigorous pursuit of patent royalties due from the licensing and enforcement of its video conferencing and multi- speed patents.

During the first quarter of 1998, the Company had a net loss of $813 thousand, on revenue of $35.1 million, compared with a net loss of $1.6 million, on revenue of $33.0 million for the same period of the previous year. Operating income during the first quarter of 1998, was $673 thousand as compared with an operating loss of $1.9 million during the first quarter of 1997. The increase in revenue was primarily the result of strong sales in one of the Company's Northern European subsidiaries. This increase in revenue was offset by approximately $3.3 million resulting from a stronger U.S. dollar, on average, during the first quarter of 1998 as compared to the average U.S. dollar during the first quarter of 1997.

Operating expenses for the first quarter of 1998 were $9.1 million, compared with $10.5 million for the same period a year ago. The decrease was the result of continued cost cutting actions undertaken by the Company and approximately $0.6 million resulting from a stronger U.S. dollar, on average, during the first quarter of 1998 as compared to the average U.S. dollar during the first quarter of 1997. During the first quarter of 1997, the Company recorded $0.8 million in restructuring charges.

In addition, during the first quarter of 1998, the Company repurchased in the public market approximately $875 thousand face value of its 8-7/8% convertible subordinated debentures resulting in an extraordinary gain of $174 thousand.

During the first quarter of 1998, the Company sold the three buildings it owns in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of one of the buildings (approximately 40,000 square feet) for an initial lease term of five years. Of the total gain of approximately $2.3 million related to the sale, the Company recorded in non-operating income a gain of approximately $1.2 million during the first quarter of 1998. The remainder of the gain ($1.1 million) was deferred and will be amortized over the lease term.

Also included in non-operating income is approximately $1.2 million related to transaction losses resulting from the weakening U.S. dollar against foreign currencies during the last three months. This compares to a net gain of $1.3 million for the first quarter of 1997. These gains and losses on short term intercompany notes and international subsidiary U.S. dollar denominated cash are offset by translation adjustment to Stockholders' Equity and therefore have no impact on the Company's consolidated financial position.

Patents and Trademarks

Datapoint owns certain patents, copyrights, trademarks and trade secrets in both network and video conferencing technologies, which it considers valuable proprietary assets. The Company believes that in particular its video conferencing patents and multi-speed network processing patents and the related patents are of material importance to its business as a whole.

Video Conferencing Patents

Datapoint, along with John Frassanito and David A. Monroe, owns United States Patent Nos. 4,710,917 and 4,847,829 related to video teleconferencing technology. Datapoint has filed infringement actions against several companies. In 1995, the Company negotiated two settlements for such infringement for an aggregate of $1.0 million, and, in 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of the `917 and `829 patents for an undisclosed amount.

Several patent infringement suits are currently pending:

     (1) Datapoint Corporation v. Compression Labs, Inc. No. 3:93-CV-2522-D (N.D. Texas); trial is scheduled for early calendar year 1998;

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

On November 25, 1997, Datapoint filed a brief in U.S. District Court requesting that the court in Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas), which was originally filed on October 21, 1997, amend and certify the Company's video conferencing patent infringement suit against Intel Corporation as a class action suit. Datapoint has identified more than 500 infringers of its two video conferencing patents in three distinct classes, including manufacturers, communication providers and resellers. The Company has proposed that defendant class representatives include Intel Corporation, Teleos Communications, Pacific Bell, Hayes Microcomputer and Dell Computer Corporation. Through the class action, Datapoint is seeking royalty payments from the defendants.

In addition, discussions and negotiations are taking place with certain companies to enter into mutually agreeable licensing arrangements.

In John  Frassanito and David A. Monroe v. Datapoint  Corp.,  No. H-95-812 (S.D.
Tex) plaintiffs alleged that the Company usurped various patentable inventions and trade secrets in connection with the development of its MINX systems. They also asserted a cause of action for patent infringement, and a cause of action requiring Datapoint to assign certain MINX-related patents and other intellectual property. On August 16, 1996, the Court dismissed with prejudice plaintiffs' claims of patent infringement against Datapoint and dismissed without prejudice plaintiff's pendent State law claims and Datapoint's State law counter-claims for lack of subject matter jurisdiction. Plaintiffs in this action moved to intervene in the Picturetel and CLI actions. In September 1997, the Company announced that it had received a court order approving a confidential agreement that divided ownership among the parties resolving this matter without further proceedings.

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

The above actions represent the Company's continuing efforts to license and enforce its video conferencing and multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage in video conferencing and multi-speed networking technology and present the opportunity for further royalty bearing licenses. While such royalty bearing licenses and enforcement of its patents are a primary strategy of the Company's business to create long-term value for its stockholders, the ultimate outcome of the above litigation and /or negotiations cannot be determined at this time.

Results of Operations

The Company had operating income of $673 thousand and a net loss of $813 thousand for the first quarter of 1998. This compares with an operating loss of $1.9 million and a net loss of $1.6 million, for the first quarter of 1997. The following is a summary of the Company's sources of revenue:

                                        Three Months Ended
     (In thousands)                  11/01/97          10/26/96
     Sales:
       Foreign                        $18,387           $15,892
       U.S.                             1,116             1,134
                                        -----             -----
                                       19,503            17,026
     Service and other:
       Foreign                         15,310            15,663
       U.S.                               260               291
                                    ---------       -----------
                                       15,570            15,954
                                    ---------         ---------
        Total revenue                 $35,073           $32,980
                                      =======           =======

Revenue during the first quarter of 1998 increased $2.1 million, or 6.3%, compared with the same period of the prior year. The increase in revenue was primarily the result of strong sales in one of the Company's Northern European subsidiaries. This increase in revenue was offset by approximately $3.3 million resulting from a stronger U.S. dollar, on average, during the first quarter of 1998 as compared to the average U.S. dollar during the first quarter of 1997.

The gross profit margin for the first three months of 1998 was 27.8% compared with 28.4% for the same period a year ago. The decrease was primarily the result of a large volume of sales by a Northern European subsidiary of low margin product and competitive pricing pressures worldwide.

Operating expenses during the first quarter of 1998 declined $1.4 million from the same period a year ago. The decrease was the result of continued cost cutting actions undertaken by the Company and approximately $0.6 million resulting from a stronger U.S. dollar, on average, during the first quarter of 1998 as compared to the average U.S. dollar during the first quarter of 1997.

Non-operating expenses of $1.5 million during the first quarter of 1998 consisted primarily of interest expense of $1.6 million and foreign exchange losses of $1.2 million offset by the recorded gain on the sale of excess real estate of $1.2 million.

In addition, during the first quarter of 1998, the Company repurchased in the public market approximately $875 thousand face value of its 8-7/8% convertible subordinated debentures resulting in an extraordinary gain of $174 thousand.

Financial Condition

During the first three months of 1998, the Company's cash and cash equivalents decreased $1.9 million due primarily to the usage of cash in operations. The decrease in cash was chiefly a result of payments of vendor obligations and other accrued liabilities, partially offset by continued strong collections of accounts receivable. The Company used $701 thousand to repurchase 8-7/8% subordinated debentures with a face value of $875 thousand.

During the first quarter of 1998, the Company's net cash provided from investing activities was approximately $0.6 million. Approximately $1.2 million was related to the proceeds received from the sale of the buildings, offset by approximately $400 thousand which was used for the purchase of fixed assets (primarily test equipment, spares and internally used equipment).

During the first quarter of 1998, the Company used $214 thousand in financing activities, primarily consisting of paydowns of Company debt approximating $19.2 million offset by additional borrowings of $19.0 million.

As of November 1, 1997, the Company had cash and cash equivalents of $13.6 million and restricted cash and cash equivalents of $155 thousand (restricted primarily to cover various lines of credits which are reflected as payables to banks). The Company believes its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for fiscal 1998.

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 29, 1995, through November 1, 1997, is as follows:

                                                    TOTAL
Restructuring accrual as of July 29, 1995          $4,168
Fiscal 1996 additions                                 263
Fiscal 1996 payments                               (3,776)
----------------------------------------------------------
Restructuring accrual as of July 27, 1996             655
Fiscal 1997 additions                               2,425
Fiscal 1997 payments                               (2,572)
----------------------------------------------------------
Restructuring accrual as of August  2, 1997          $508
Fiscal 1998 payments                                 (159)
----------------------------------------------------------
Restructuring accrual as of November 1, 1997         $349
                                                     ====

The projected payout of the restructuring accrual balance as of November 1, 1997, which related almost entirely to unpaid employee termination costs, is as follows:

Second quarter 1998                                        $154
Third quarter 1998                                           55
Fourth quarter 1998                                          61
Beyond                                                       79
---------------------------------------------------------------
Restructuring accrual as of November 1, 1997               $349
                                                           ====

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended August 2, 1997, for a description of certain legal proceedings heretofore reported.

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




                                                  DATAPOINT CORPORATION
                                                       (Registrant)






DATE:  December 12, 1997                          /s/ Ronald G. Conn
                                                 Ronald G. Conn
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)