Form 10-Q
period 1998-01-31
DATAPOINT CORP
filed 1998-03-12
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended January 31, 1998

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

     As of January 31, 1998, 18,010,151 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 2,981,066 shares held in Treasury.

                                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                                      INDEX




                                                                   Page
                                                                  Number
Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     January 31, 1998 and August 2, 1997                             3

    Consolidated Statements of Operations -
     Quarter and Six Months Ended January 31, 1998 and
     January 25, 1997                                                4

    Consolidated Statements of Cash Flows -
     Six Months Ended January 31, 1998 and
     January 25, 1997                                                5

    Notes to Consolidated Financial Statements                       6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                      8



Part II. Other Information

Item 1.  Legal Proceedings                                          13
Item 4.  Submission of Matters to a Vote of Security Holders

Signature                                                           14

                                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
                                              (In thousands, except share data)
                                                       (Unaudited)
                                                        January 31,  August  2,
                                                          1998            1997
                                                      ----------      ---------
Assets

Current assets:
Cash and cash equivalents                                $  10,592    $  15,490
Restricted cash and cash equivalents                           148          154
Accounts receivable, net of allowance for doubtful
accounts of $1,095 and $1,654, respectively                 29,551       22,731
Inventories                                                  3,914        3,962
Prepaid expenses and other current assets                    4,075        3,003

Total current assets                                        48,280       45,340

Fixed assets, net                                            9,797       11,764
Other assets, net                                            5,320        5,284

                                                         $  63,397    $  62,388


Liabilities and Stockholders' Deficit

Current liabilities:
Payables to banks                                        $   8,978    $   7,346
Current maturities of long-term debt                           668        1,271
Accounts payable                                            14,499       12,209
Accrued expenses                                            17,110       20,195
Deferred revenue                                            10,576       11,386
Income taxes payable                                         1,828        1,272

Total current liabilities                                   53,659       53,679

Long-term debt, exclusive of current maturities             58,115       60,875
Other liabilities                                           13,250       11,918

Stockholders' deficit:
Preferred stock of $1.00 par value.
Shares authorized 10,000,000; shares issued
and outstanding 721,976 in 1998 and 721,976,
in 1997 (aggregate liquidation preference,
including dividend in arrears, $16,966 in
1998 and $16,605 in 1997).                                     722          722
Common stock of $0.25 par value. Shares
authorized 40,000,000; shares issued
20,991,217, including treasury shares of
2,981,066 in 1998 and 3,203,102 in 1997.                     5,248        5,248
Other capital                                              212,039      212,655
Pension liability adjustment                                (4,488)      (4,488)
Foreign currency translation adjustment                      5,310        4,613
Retained deficit                                          (275,656)    (276,202)
Treasury stock, at cost                                     (4,802)      (6,632)

Total stockholders' deficit                                (61,627)     (64,084)

                                                         $  63,397    $  62,388

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                             (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                                Quarter Ended            Six Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                       Jan. 31, 1998  Jan. 25, 1997  Jan. 31, 1998 Jan. 25, 1997
                                                       -------------  -------------  ------------- -------------
Revenue:
  Sales                                                  $ 24,866      $ 18,524      $ 44,369      $ 35,550
  Service and other                                        15,578        15,757        31,148        31,711

  Total revenue                                            40,444        34,281        75,517        67,261

Operating costs and expenses:
  Cost of sales                                            19,803        12,936        35,232        25,708
  Cost of service and other                                 9,941        11,270        19,838        22,098
  Research and development                                    600           465         1,205           954
  Selling, general and administrative                       8,098         8,353        16,567        18,345
  Reorganization/restructuring costs                           52         1,549            52         2,358

  Total operating costs and expenses                       38,494        34,573        72,894        69,463


  Operating income (loss)                                   1,950          (292)        2,623        (2,202)

Non-operating income (expense):
  Interest expense                                         (1,475)       (1,681)       (3,051)       (3,329)
  Other, net                                                2,063         2,154         2,091         3,346

    Income (loss) before income taxes and
     extraordinary credit                                   2,538           181         1,663        (2,185)
Income tax expense (benefit)                                  575           (33)          688            20

  Income (loss) before extraordinary credit                 1,963           214           975        (2,205)


Extraordinary credit -- debt extinguishment                   381            81           555           903


  Net income (loss)                                      $  2,344      $    295      $  1,530      $ (1,302)


Basic Earnings  Per Common Share:
  Income  before extraordinary credit                    $    .10      $    .24      $    .03      $    .06
  Extraordinary credit                                        .02           .01           .03           .06

        Net income per common share                      $    .12      $    .25      $    .06      $    .12


Diluted Earnings  Per Common Share:
   Income  before extraordinary credit                   $    .09      $    .23      $    .03      $    .06
   Extraordinary credit                                       .02            --           .03           .06

      Net income per common share                        $    .11      $    .23      $    .06      $    .12



See accompanying notes to consolidated financial statements

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)

                                                                       (In Thousands)
                                                                         Six Months Ended
                                                                    January 31,    January 25,
                                                                      1998            1997

Cash flows from operating activities:
   Net income (loss)                                              $  1,530      $ (1,302)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                                   1,800         3,151
     Provision for losses (recoveries) on accounts receivable         (164)          134
     Gain on debt extinguishment                                      (555)         (903)
     Deferred income taxes                                             (15)          (60)
     Realized gain on sale of property                              (1,205)         --
   Changes in assets and liabilities:
          (Increase) decrease in receivables                        (6,026)        2,052
          (Increase) decrease in inventory                              66        (1,317)
         Decrease in accounts payable and accrued expenses          (1,000)       (7,660)
         Increase in other liabilities and deferred credits            551           199
     Other, net                                                       (797)         (233)

       Net cash used in operating activities                        (5,815)       (5,939)

Cash flows from investing activities:
   Payments for fixed assets                                          (978)       (2,054)
   Proceeds from dispositions of fixed assets                        3,200          --
   Other, net                                                         (585)         (213)

       Net cash provided from (used in) investing activities         1,637        (2,267)

Cash flows from financing activities:
   Proceeds from borrowings                                         26,549         5,959
   Payments on borrowings                                          (27,587)       (8,131)
   Restricted cash for letters of credit                                 6           551

       Net cash used in financing activities                        (1,032)       (1,621)

Effect of foreign currency translation on cash                         312        (1,119)


Net decrease in cash and cash equivalents                           (4,898)      (10,946)
Cash and cash equivalents at beginning of year                      15,490        23,184

Cash and cash equivalents at end of period                        $ 10,592      $ 12,238


Cash payments for:
   Interest                                                         $3,091        $3,351
   Income taxes, net                                                   $54          $386

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

The results of operations for the quarter-ended ended January 31, 1998, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:
                                             January 31,       August 2,
                                                1998              1997
Raw materials                                   $150              $143
Work in process                                1,028             1,077
Finished and purchased products                2,736             2,742
                                               -----             -----
                                              $3,914            $3,962
                                              ======            ======


3.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.


4.   Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The Company adopted this new standard during the second quarter of fiscal year 1998 and the following table sets forth the computation of basic and diluted earnings per share ("EPS"):


                                                                 Quarter Ended
                                                 01/31/98                           01/25/97
                                    Income       Shares       EPS               Income       Shares       EPS
Income before extraordinary
  credit                            $1,963                                      $ 214
Preferred stock dividends
  accumulated                         (180)                                      (181)
Gain on the exchange and
  retirement of preferred stock                                                  3,810
Basic EPS                           $1,783       17,966       $.10              $3,843       15,857       $.24
--------------------------------------------------------------------------------------------------------------

Dilutives:
  Stock Options                    --             1,065      --                --               182       --
  Convertible preferred stock      --            --          --                     181       1,444      --
  ---------------------------------------------------------------------------------------------------------
Diluted EPS                         $1,783       19,031       $.09              $4,024       17,483       $.23
--------------------------------------------------------------------------------------------------------------


                                                               Six Months Ended
                                                 01/31/98                           01/25/97

                                    Income       Shares       EPS               Income       Shares       EPS
Income (loss) before extraordinary
 credit                             $975                                        $(2,205)
Preferred stock dividends
 accumulated                        (361)                                          (648)
Gain on exchange and
  retirement of preferred stock                                                    3,810
Basic EPS                           $614         17,904       $.03              $    957     14,894       $.06
--------------------------------------------------------------------------------------------------------------

Dilutives:
  Stock Options                    --             1,052      --                --               182      --
  ---------------------------------------------------------------------------------------------------------
Diluted EPS                         $614         18,956       $.03              $957         15,076       $.06
--------------------------------------------------------------------------------------------------------------

The following options to purchase shares of common stock were outstanding at January 31, 1998, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                          Price Range                        Options

                         $3.38 - $4.57                       1,271,000
                         $5.25 - $7.25                         264,000



5.   Non-operating Income (Expense)

                                       Quarter  Ended       Six Months Ended
(In thousands)                      01/31/98   01/25/97   01/31/98   01/25/97

Interest earned                     $   124    $   170    $   242    $   322
Foreign currency gains                1,966      2,172        793      3,464
Realized gain on sale of property      --         --        1,205       --
Other                                   (27)      (188)      (149)      (440)
                                    -------    -------    -------    -------

                                    $ 2,063    $ 2,154    $ 2,091    $ 3,346
                                    =======    =======    =======    =======

6.  Preferred Stock Exchange

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, liquidation preference $20 per share ("the $1.00 Preferred Stock"), tendered in its exchange offer described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for 3.25 shares of Common Stock. For purposes of calculating net income applicable to common shareholders and related per share amounts, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.24 and $.25 for the three month and six month periods, respectively, ending January 25, 1997.


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

The Company had operating income of $2.0 million and net income $2.3 million for the second quarter of 1998 and operating income of $2.6 million and net income of $1.5 million for the first six months of 1998. This compares with an operating loss of $292 thousand and net income of $295 thousand for the second quarter of 1997 and an operating loss of $2.2 million and net loss of $1.3 million for the first six months of 1997.

Revenue during the second quarter of 1998 increased $6.2 million, or 18%, compared with the same period of the prior year. The increase in revenue was primarily the result of strong sales in one of the Company's Northern European subsidiaries. For the first six months of 1998, total revenue increased $8.3 million or 12.3% when compared with the same period of the prior year. The increase in revenue reflects the offset of approximately $4.4 million and $7.8 million, respectively, resulting from a stronger U.S. dollar, on average, during the first quarter of 1998 and the first six months of fiscal 1998, respectively, as compared to the same periods of 1997.

During the second quarter of 1998, the Company repurchased in the public market approximately $1.8 million at face value of its 8 7/8% convertible subordinated debentures. This brings the total of repurchased bonds to $2.7 million for the first six months of 1998. These purchases resulted in an extraordinary gain of $381 thousand for the second quarter and $555 thousand for the first six months of fiscal 1998.

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

Non-operating income of $588 thousand during the second quarter of 1998 consisted primarily of interest expense of $1.5 million and transaction gains, resulting from the strengthening U.S. dollar against foreign currencies, of $2.0 million. Non-operating income and expenses for the first six months of 1998, includes interest expense of $3.1 million offset by a recorded gain on the sale of excess real estate of $1.2 million and foreign exchange gains of $793 thousand. These foreign exchange gains on short term intercompany notes and international subsidiary U.S. dollar denominated cash are offset by translation adjustment to Stockholders' Equity and therefore have no impact on the Company's consolidated financial position. Non-operating income and expenses for the quarter ended January 25, 1997, included interest expense of $1.7 million offset by $2.2 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter. Non-operating income and expenses for the first six months of 1997, included interest expense of $3.3 million offset by $3.5 million of transaction gains.

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, liquidation preference $20 per share ("the $1.00 Preferred Stock"), tendered in its exchange offer described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. The tendered shares approximate 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders and related per share amounts, a gain on exchange and retirement of preferred stock has been added to net income or loss. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock. The effect of this gain on income before extraordinary items per common share was approximately $.24 and $.25 for the three month and six month periods, respectively, ending January 25, 1997.

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

Several patent infringement suits are currently pending:

     (1) Datapoint Corporation v. Compression Labs, Inc. No. 3:93-CV-2522-D (N.D. Texas); trial is scheduled for October 1998;

     (2) Datapoint Corporation v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Texas); trial is scheduled to begin March 16, 1998.

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

On November 25, 1997, Datapoint filed a brief in U.S. District Court requesting that the court in Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas), which was originally filed on October 21, 1997, to amend and certify the Company's video conferencing patent infringement suit against Intel Corporation as a class action suit. Datapoint has identified more than 500 infringers of its two video conferencing patents in three distinct classes, including manufacturers, communication providers and resellers. The Company has proposed that defendant class representatives include Intel Corporation, Teleos Communications, Pacific Bell, Hayes Microcomputer and Dell Computer Corporation. Through the class action, Datapoint is seeking royalty payments from the defendants.

Multi-speed Networking Patents

Datapoint is also the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to network technology. The Company believes these patents cover most products introduced by various suppliers to the networking industry and dominates certain types of dual-speed technology on networking recently introduced by various industry leaders. Datapoint has asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

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

These actions have been consolidated for discovery, and for purposes of claim construction. In addition, discussions are taking place with certain companies which may include one or more of the above companies in an attempt to reach agreement on licensing arrangements.

On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. His decision has yet been rendered.

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

Results of Operations

The Company had operating income of $2.0 million and net income $2.3 million for the second quarter of 1998 and operating income of $2.6 million and net income of $1.5 million for the first six months of 1998. This compares with an operating loss of $292 thousand and net income of $295 thousand for the second quarter of 1997 and an operating loss of $2.2 million and net loss of $1.3 million for the first six months of 1997. The following is a summary of the Company's sources of revenue:

                       Quarter  Ended     Six Months Ended
    (In thousands)   01/31/98  01/25/97  01/31/98  01/25/97

   Sales:
  U.S                $   757   $   963   $ 1,873   $ 2,097
  Foreign             24,109    17,561    42,496    33,453
                     -------   -------   -------   -------
                      24,866    18,524    44,369    35,550
Service and other:
  U.S                    304       341       564       632
  Foreign             15,274    15,416    30,584    31,079
                     -------   -------   -------   -------
                      15,578    15,757    31,148    31,711
                     -------   -------   -------   -------

Total revenue        $40,444   $34,281   $75,517   $67,261
                     =======   =======   =======   =======

Revenue during the second quarter of 1998 increased $6.2 million, or 18%, compared with the same period of the prior year. The increase in revenue was primarily the result of strong sales in one of the Company's Northern European subsidiaries. For the first six months of 1998, total revenue increased $8.3 million or 12.3% when compared with the same period of the prior year. The increase in revenue reflects the offset of approximately $4.4 million and $7.8 million, respectively, resulting from a stronger U.S. dollar, on average, during the first quarter of 1998 and the first six months of fiscal 1998, respectively, as compared to the same periods of 1997.

The gross profit margin for the second quarter of 1998 and the first six months of 1998 was 26.5% and 27.1%, respectively, compared with 29.4% and 28.9%, respectively, for the same periods of the prior year. The decrease was primarily the result of a large volume of sales by a Northern European subsidiary of lower margin product and competitive pricing pressures worldwide offset by higher service margins due to continued cost cutting actions and higher revenue levels during fiscal 1998.

Operating expenses during the second quarter of 1998 declined $120 thousand from the same period a year ago and for the first six months of 1998 decreased $1.5 million when compared with the same period of the prior year. The decrease was the result of continued cost cutting actions undertaken by the Company.

Non-operating income of $588 thousand during the second quarter of 1998 consisted primarily of interest expense of $1.5 million and transaction gains, resulting from the strengthening U.S. dollar against foreign currencies, of $2.0 million. Non-operating income and expenses for the first six months of 1998, includes interest expense of $3.1 million offset by a recorded gain on the sale of excess real estate of $1.2 million and foreign exchange gains of $793 thousand. These foreign exchange gains on short term intercompany notes and international subsidiary U.S. dollar denominated cash are offset by translation adjustment to Stockholders' Equity and therefore have no impact on the Company's consolidated financial position. Non-operating income and expenses for the quarter ended January 25, 1997, included interest expense of $1.7 million offset by $2.2 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter. Non-operating income and expenses for the first six months of 1997, included interest expense of $3.3 million offset by $3.5 million of transaction gains.

In addition, during the second quarter of 1998, the Company repurchased in the public market approximately $1.8 million at face value of its 8-7/8% convertible subordinated debentures. This brings the total of repurchased bonds to $2.7 million for the first six months of 1998. These purchases resulted in an extraordinary gain of $381 thousand for the second quarter and $555 thousand for the first six months of fiscal 1998.

Financial Condition

During the first six months of 1998, the Company's cash and cash equivalents decreased $4.9 million due primarily to the usage of cash in operations. The decrease in cash was chiefly a result of payment of the semi-annual bond interest payment and the repurchase of $2.7 million face value of the 8 7/8% subordinated debentures for $2.2 million.

During the first six months of 1998, the Company's net cash provided from investing activities was approximately $1.6 million. Approximately $3.2 million was related to the proceeds received from the sale of the buildings, offset by approximately $1.0 million which was used for the purchase of fixed assets (primarily test equipment, spares and internally used equipment).

During the first six months of 1998, the Company used $1.0 million in financing activities, primarily consisting of paydowns of Company debt.

As of January 31, 1998, the Company had cash and cash equivalents of $10.6 million and restricted cash and cash equivalents of $148 thousand (restricted primarily to cover various lines of credits which are reflected as payables to banks). The Company believes its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for fiscal 1998.

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 29, 1995, through January 31, 1998, is as follows:

                                                             TOTAL
Restructuring accrual as of July 29, 1995                   $4,168
Fiscal 1996 additions                                          263
Fiscal 1996 payments                                        (3,776)
-------------------------------------------------------------------
Restructuring accrual as of July 27, 1996                      655
Fiscal 1997 additions                                        2,425
Fiscal 1997 payments                                        (2,572)
-------------------------------------------------------------------
Restructuring accrual as of August  2, 1997                   $508
Fiscal 1998 additions                                           52
Fiscal 1998 payments                                          (305)
-------------------------------------------------------------------
Restructuring accrual as of January 31, 1998                  $255
                                                              ====

The projected payout of the restructuring accrual balance as of January 31, 1998, which related almost entirely to unpaid employee termination costs, is as follows:

Third quarter 1998                                                 $58
Fourth quarter 1998                                                114
First quarter 1999                                                  34
Second  quarter 1999                                                33
Beyond                                                              16
----------------------------------------------------------------------
Restructuring accrual as of January 31, 1998                      $255
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

     Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, the availability of products, changes in competition, economic conditions, new product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on January 28, 1998, the holders of the Company's Common Stock elected seven directors, ratified the appointment of Ernst & Young LLP, certified public accountants, as the Company's independent auditors for fiscal year 1998, and approved the Company's 1997 Employee Stock Option Plan, and the holders of the Company's $1.00 Preferred Stock elected two directors. The votes on the above proposals were cast as follows:

1. Election of Directors by holders of Common Stock:
                                        FOR                           WITHHELD
    Gerald N. Agranoff               13,062,792                       218,241
    Asher B. Edelman                 13,054,507                       226,506
    Irving J. Garfinkel              13,060,642                       220,391
    Daniel R. Kail                   13,060,924                       220,109
    Phillip P. Krumb                 13,069,417                       211,016
    Didier M. M. Ruffat              13,121,613                       159,420
    Blake D. Thomas                  13,119,606                       161,427

2. Election of Directors by holders of Preferred Stock:
                                       FOR                            WITHHELD

    Charles F. Robinson              590,020                          36,657
    Robert D. Summer                 590,020                          36,657

3. Ratification of Ernst & Young, LLP as independent auditors:

              FOR               AGAINST             ABSTAIN

           13,149,670            53,916              77,447


4. Adoption of the 1997 Employee Stock Option Plan:

  FOR              AGAINST           ABSTAIN          NOT VOTED

 6,186,033           532,006           135,138        6,427,856

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    DATAPOINT CORPORATION
                                                        (Registrant)






DATE:  March 12, 1998                             /s/ Ronald G. Conn
                                                  Ronald G. Conn
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)