Form 10-Q
period 1998-05-02
DATAPOINT CORP
filed 1998-06-16
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended May 2, 1998

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

     As of May 2, 1998, 18,035,269 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 2,955,948 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                              Page
                                                             Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     May 2, 1998 and August 2, 1997                                  3

    Consolidated Statements of Operations -
     Quarter and Nine Months Ended May 2, 1998 and
     April 26, 1997                                                  4

    Consolidated Statements of Cash Flows -
     Nine Months Ended May 2, 1998 and
     April 26, 1997                                                  5

    Notes to Consolidated Financial Statements                       6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7



Part II. Other Information

Item 1.  Legal Proceedings                                          12

Signature                                                           13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                               (In thousands, except share data)
                                                                  (Unaudited)
                                                                      May 2,          August  2,
                                                                         1998            1997
                                                                  ------------      ---------
Assets

Current assets:
   Cash and cash equivalents                                          $8,821           $15,490
   Restricted cash and cash equivalents                                   --               154
   Accounts receivable, net of allowance for doubtful
     accounts of $1,163 and $1,654, respectively                      33,039            22,731
   Inventories                                                         4,936             3,962
   Prepaid expenses and other current assets                           4,033             3,003
----------------------------------------------------------------------------------------------
   Total current assets                                               50,829            45,340

Fixed assets, net                                                      9,783            11,764
Other assets, net                                                      5,453             5,284
----------------------------------------------------------------------------------------------
                                                                     $66,065           $62,388
==============================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
   Payables to banks                                                  $6,869            $7,346
   Current maturities of long-term debt                                  668             1,271
   Accounts payable                                                   19,221            12,209
   Accrued expenses                                                   17,310            20,195
   Deferred revenue                                                   10,210            11,386
   Income taxes payable                                                2,015             1,272
----------------------------------------------------------------------------------------------
      Total current liabilities                                       56,293            53,679

Long-term debt, exclusive of current maturities                       58,115            60,875
Other liabilities                                                     13,417            11,918

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
10,000,000;  shares issued and outstanding 721,976 in
1998 and 721,976,  in 1997 (aggregate  liquidation
preference, including dividend in arrears, $17,147 in
1998 and $16,605 in 1997).                                               722               722
Common stock of $0.25 par value.  Shares authorized
40,000,000; shares issued  20,991,217, including
treasury shares of 2,955,948 in 1998 and 3,203,102 in 1997.            5,248             5,248
Other capital                                                        212,039           212,655
Pension liability adjustment                                          (4,488)           (4,488)
Foreign currency translation adjustment                                6,456             4,613
Retained deficit                                                    (277,135)         (276,202)
Treasury stock, at cost                                               (4,602)           (6,632)
 ----------------------------------------------------------------------------------------------
   Total stockholders' deficit                                       (61,760)          (64,084)
-----------------------------------------------------------------------------------------------
                                                                     $66,065           $62,388
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                (In thousands, except share data)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended                  Nine Months Ended
------------------------------------------------------------------------------------------------------------------
                                                    May 2, 1998       Apr. 26, 1997     May 2, 1998      Apr. 26, 1997
                                                    -----------       -------------     -----------      -------------
Revenue:
  Sales                                                 $20,624          $21,973           $64,993          $57,523
  Service and other                                      15,480           15,787            46,628           47,498
------------------------------------------------------------------------------------------------------------------
  Total revenue                                          36,104           37,760           111,621          105,021

Operating costs and expenses:
  Cost of sales                                          15,934           16,774            51,166           42,482
  Cost of service and other                               9,967           10,052            29,805           32,150
  Research and development                                  641              564             1,847            1,518
  Selling, general and administrative                     8,160            8,612            24,726           26,957
  Reorganization/restructuring costs                         --               55                52            2,413
------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                     34,702           36,057           107,596          105,520
------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                                 1,402            1,703             4,025             (499)

Non-operating income (expense):
  Interest expense                                       (1,561)          (1,670)           (4,612)          (4,999)
  Other, net                                               (838)           1,270             1,253            4,616
------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes and
     extraordinary credit                                  (997)           1,303               666             (882)
Income tax expense                                          328              492             1,016              512
------------------------------------------------------------------------------------------------------------------

  Income (loss) before extraordinary credit              (1,325)             811              (350)          (1,394)
------------------------------------------------------------------------------------------------------------------

Extraordinary credit -- debt extinguishment                  --              253               555            1,156
------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                     $(1,325)          $1,064              $205            $(238)
==================================================================================================================

Net income (loss) applicable to common shareholders:
  Net income (loss)                                     $(1,325)          $1,064              $205             (238)
  Preferred stock dividends accumulated                    (181)            (181)             (542)            (829)
  Gain on exchange and retirement of preferred stock         --               --                --            3,810
-------------------------------------------------------------------------------------------------------------------
  Net income (loss) applicable to common shareholder    $(1,506)            $883             $(337)          $2,743
===================================================================================================================

Basic and Diluted Earnings (Loss) Per Common Share:
  Income (loss) before extraordinary credit              $(.08)             $.04            $(.05)             $.10
  Extraordinary credit                                       --              .01              .03               .07
==================================================================================================================
        Net income (loss)  per common share              $(.08)             $.05            $(.02)             $.17
==================================================================================================================

Average Common  Shares Outstanding:
    Basic                                            18,026,258         17,666,876       17,945,046    15,818,095
    Diluted                                          18,026,258         17,696,298       17,945,046    15,818,095

See accompanying notes to consolidated financial statements

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)

                                                                                     (In Thousands)


                                                                                       Nine Months Ended
                                                                                     May 2,      April 26,
                                                                                       1998            1997

Cash flows from operating activities:
   Net income (loss)                                                                $205             $(238)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                                                 2,670             3,937
     Provision for losses (recoveries) on accounts receivable                       (161)               74
     Gain on debt extinguishment                                                    (555)           (1,156)
     Deferred income taxes                                                            41                (5)
     Realized gain on sale of property                                            (1,205)            --
   Changes in assets and liabilities:
          Increase in receivables                                                 (7,868)             (790)
          Increase in inventory                                                     (787)             (794)
          Increase (decrease) in accounts payable and accrued expenses             3,187            (6,674)
          (Increase) decrease in other liabilities and deferred credits               69                (4)
     Other, net                                                                     (453)             (723)
----------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                      (4,857)           (6,373)

Cash flows from investing activities:
   Payments for fixed assets                                                      (1,580)           (2,843)
   Proceeds from dispositions of fixed assets                                      3,200                --
   Other, net                                                                       (583)              186
----------------------------------------------------------------------------------------------------------
       Net cash provided from (used in) investing activities                       1,037            (2,657)

Cash flows from financing activities:
   Proceeds from borrowings                                                       45,709            10,016
   Payments on borrowings                                                        (49,199)          (10,384)
   Restricted cash for letters of credit                                             154               709
----------------------------------------------------------------------------------------------------------
       Net cash provided from (used in) financing activities                      (3,336)              341

Effect of foreign currency translation on cash                                       487            (1,714)
-----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (6,669)          (10,403)
Cash and cash equivalents at beginning of year                                    15,490            23,184
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $8,821           $12,781
                                                                                  ======           =======

Cash payments for:
   Interest                                                                       $3,362            $3,687
   Income taxes, net                                                                $280              $546

See accompanying Notes to Consolidated Financial Statements.

                     DATAPOINT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)



1.  Preparation of Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by Datapoint Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments, which are necessary for a fair statement of the results of the interim periods presented. All adjustments made in the interim statements are of a normal recurring nature.

It is recommended that these statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended August 2, 1997.

The results of operations for the quarter-ended ended May 2, 1998, are not necessarily indicative of the results to be expected for the full year.



2.  Inventories

Inventories consist of:
                                           May 2,          August 2,
                                            1998              1997
Raw materials                               $216              $143
Work in process                              986             1,077
Finished and purchased products            3,734             2,742
                                           -----             -----
                                          $4,936            $3,962
                                          ======            ======



3.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.



4.   Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The Company adopted this new standard during the second quarter of fiscal year 1998.

Basic earnings (loss) per common share is based on the weighted average shares outstanding during the period after deducting preferred stock dividend requirements and, for the nine months ended April 26, 1997 includes the gain on exchange and retirement of preferred stock, see Note 6. Diluted earnings (loss) per share includes in average shares outstanding employee stock options which are dilutive.

5.   Non-operating Income (Expense)

                                           Quarter  Ended               Nine Months Ended
                                      05/02/98     04/26/97         05/02/98      04/26/97

Interest earned                            $99          $99             $341          $421
Foreign currency gains (losses)           (827)       1,463              (34)        4,927
Realized gain on sale of property           --           --            1,205            --
Other                                     (110)        (292)            (259)         (732)
                                          -----        -----            -----         -----

                                         $(838)      $1,270           $1,253        $4,616
                                         ======      ======           ======        ======

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

The Company had operating income of $1.4 million and a net loss of $1.3 million for the third quarter of 1998 and operating income of $4.0 million and net income of $205 thousand for the first nine months of 1998. This compares with operating income of $1.7 million and net income of $1.1 million for the third quarter of 1997 and an operating loss of $499 thousand and a net loss of $238 thousand for the first nine months of 1997.

Revenue during the third quarter of 1998 decreased $1.7 million, or 4.4%, compared with the same period of the prior year. Approximately $1.2 million of the decrease in revenue was the result of a stronger U.S. dollar, on average, during the third quarter of 1998 as compared to the same period of 1997. For the first nine months of 1998, total revenue increased $6.6 million or 6.3% when compared with the same period of the prior year. The increase in revenue was primarily due to the receipt of several new contracts awarded to the Company's Spanish, Italian and British subsidiaries and continued strong hardware sales in the Swedish subsidiary. This revenue increase reflects the offset of approximately $8.2 million, resulting from a stronger U.S. dollar, on average, during the first nine months of fiscal 1998, as compared to the same period of 1997.

While the Company did not repurchase any of its 8 7/8% convertible subordinated debentures during the third quarter of fiscal 1998, the Company did repurchase in the public market approximately $2.7 million at face value of its 8 7/8% convertible subordinated debentures during the first nine months of 1998. These purchases resulted in an extraordinary gain of $555 thousand for the first nine months of fiscal 1998.

Non-operating expense of $2.4 million during the third quarter of 1998 consisted primarily of interest expense of $1.6 million, and transaction losses, resulting from the weakening U.S. dollar against foreign currencies, of $827 thousand. Non-operating income and expense for the first nine months of 1998, includes interest expense of $4.6 million offset by a recorded gain on the sale of excess real estate of $1.2 million and foreign exchange losses of $34 thousand. These foreign exchange losses on short term intercompany notes and international subsidiary U.S. dollar denominated cash are offset by translation adjustment to Stockholders' Equity and therefore have no impact on the Company's consolidated financial position. Non-operating income and expense for the quarter ended April 26, 1997, included interest expense of $1.7 million offset by $1.5 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter. Non-operating income and expense for the first nine months of 1997, included interest expense of $5.0 million offset by $4.9 million of transaction gains.

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

The status of the patent infringement litigation is as follows:

     (1) Datapoint Corporation v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Texas). This case was tried in March and April of 1998 with an adverse result. Notice of Appeal has been filed.

     (2) Datapoint Corporation v. Compression Labs, Inc. No. 3:93-CV-2522-D (N.D. Texas); Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.); Datapoint Corporation v. Videolan Technologies, Inc.; Videolan Technologies, Inc. v. Datapoint Corporation, No. 96 CV-604-H (W.D. Kentucky) et al; Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas). These cases will be dismissed subject to being reopened if the Company is successful in its appeal of certain of the issues adversely determined in the PictureTel litigation described above.

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

These actions have been consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued April of 1998. The Company has filed objections to certain portions of this report. A hearing on such objections has been scheduled for June of 1998. These objections ultimately may have to be resolved at the Appellate Court level.

The above actions represent the Company's continuing efforts to license and enforce its video conferencing and multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage in video conferencing and multi-speed networking technology and present the opportunity for further royalty bearing licenses. While such royalty bearing licenses and enforcement of its patents are a primary strategy of the Company's business to create long-term value for its stockholders, the ultimate outcome of the above litigation, appeals with respect to the litigation, and /or negotiations cannot be determined at this time.


Results of Operations

The Company had operating income of $1.4 million and a net loss $1.3 million for the third quarter of 1998 and operating income of $4.0 million and net income of $205 thousand for the first nine months of 1998. This compares with operating income of $1.7 million and net income of $1.1 million for the third quarter of 1997 and an operating loss of $499 thousand and net loss of $238 thousand for the first nine months of 1997. The following is a summary of the Company's sources of revenue:

                                 Quarter  Ended                    Nine Months Ended
    (In thousands)          05/02/98         04/26/97          05/02/98         04/26/97

   Sales:
    U.S.                        $671             $709            $2,544           $2,806
    Foreign                   19,953           21,264            62,449           54,717
                              ------           ------            ------           ------
                              20,624           21,973            64,993           57,523
  Service and other:
    U.S.                         276              268               840              900
    Foreign                   15,204           15,519            45,788           46,598
                              ------           ------            ------           ------
                              15,480           15,787            46,628           47,498
                              ------           ------            ------           ------

  Total revenue              $36,104          $37,760          $111,621         $105,021
                             =======          =======          ========         ========

Revenue during the third quarter of 1998 decreased $1.7 million, or 4.4%, compared with the same period of the prior year. Approximately $1.2 million of the decrease in revenue was the result of a stronger U.S. dollar, on average, during the third quarter of 1998 as compared to the same period of 1997. For the first nine months of 1998, total revenue increased $6.6 million or 6.3% when compared with the same period of the prior year. The increase in revenue was primarily due to the receipt of several new contracts awarded to the Company's Spanish, Italian and British subsidiaries and continued strong hardware sales in the Swedish subsidiary. This revenue increase reflects the offset of approximately $8.2 million, resulting from a stronger U.S. dollar, on average, during the first nine months of fiscal 1998, as compared to the same period of 1997.

The gross profit margin for the third quarter of 1998 and the first nine months of 1998 was 28.3% and 27.5%, respectively, compared with 29.0% and 28.9%, respectively, for the same periods of the prior year. The decrease was primarily the result of a large volume of sales by a Northern European subsidiary of lower margin product and competitive pricing pressures worldwide offset by higher service margins due to continued cost cutting actions and higher revenue levels during fiscal 1998.

Operating expenses during the third quarter of 1998 declined $375 thousand from the same period a year ago and for the first nine months of 1998 decreased $1.9 million when compared with the same period of the prior year. This decrease reflects approximately $200 thousand and $1.4 million, respectively, resulting from a stronger U.S. dollar, on average, during these periods in fiscal year 1998 as compared to the same periods of 1997. The remainder was due to the result of continued cost cutting actions undertaken by the Company.

Non-operating expense of $2.4 million during the third quarter of 1998 consisted primarily of interest expense of $1.6 million, and transaction losses, resulting from the weakening U.S. dollar against foreign currencies, of $827 thousand. Non-operating income and expense for the first nine months of 1998, includes interest expense of $4.6 million offset by a recorded gain on the sale of excess real estate of $1.2 million and foreign exchange losses of $34 thousand. These foreign exchange losses on short term intercompany notes and international subsidiary U.S. dollar denominated cash are offset by translation adjustment to Stockholders' Equity and therefore have no impact on the Company's consolidated financial position. Non-operating income and expense for the quarter ended April 26, 1997, included interest expense of $1.7 million offset by $1.5 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter. Non-operating income and expense for the first nine months of 1997, included interest expense of $5.0 million offset by $4.9 million of transaction gains.

While the Company did not repurchase any of its 8 7/8% convertible subordinated debentures during the third quarter of fiscal 1998, the Company did repurchase in the public market approximately $2.7 million at face value of its 8 7/8% convertible subordinated debentures during the first nine months of 1998. These purchases resulted in an extraordinary gain of $555 thousand for the first nine months of fiscal 1998.

Financial Condition

During the first nine months of 1998, the Company's cash and cash equivalents decreased $6.7 million due primarily to the usage of cash in operations. The decrease in cash was chiefly a result of the semi-annual bond interest payment and the repurchase of $2.7 million face value of the 8 7/8% subordinated debentures for $2.2 million.

During the first nine months of 1998, the Company's net cash provided from investing activities was approximately $1.0 million. Approximately $3.2 million was related to the proceeds received from the sale of the buildings, offset by approximately $1.6 million which was used for the purchase of fixed assets (primarily test equipment, spares and internally used equipment).

During the first nine months of 1998, the Company used $3.3 million in financing activities, primarily consisting of paydowns of Company debt.

As of May 2, 1998, the Company had cash and cash equivalents of $8.8 million. The Company believes its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for fiscal 1998.

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 29, 1995, through May 2, 1998, is as follows:

                                                            TOTAL
Restructuring accrual as of July 29, 1995                  $4,168
Fiscal 1996 additions                                         263
Fiscal 1996 payments                                       (3,776)
------------------------------------------------------------------
Restructuring accrual as of July 27, 1996                     655
Fiscal 1997 additions                                       2,425
Fiscal 1997 payments                                       (2,572)
------------------------------------------------------------------
Restructuring accrual as of August  2, 1997                  $508
Fiscal 1998 additions                                          52
Fiscal 1998 payments                                         (379)
------------------------------------------------------------------
Restructuring accrual as of May 2, 1998                      $181
                                                             ====

The projected payout of the restructuring accrual balance as of May 2, 1998, which related almost entirely to unpaid employee termination costs, is as follows:

Fourth quarter 1998                                            $68
First quarter 1999                                              68
Second  quarter 1999                                            29
Beyond                                                          16
------------------------------------------------------------------
Restructuring accrual as of May 2, 1998                       $181
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

The Company is a Plaintiff in a number of actions related to its patents and trademarks, which are more fully described in the Management's Discussion and Analysis overview section of this Form 10Q.

                                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  DATAPOINT CORPORATION
                                                       (Registrant)






DATE:  June 16, 1998                              /s/ Ronald G.Conn
                                                  Ronald G. Conn
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)