Form 10-Q/A
period 1997-11-01
DATAPOINT CORP
filed 1998-10-30
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

Reason for Amendment

During Fiscal Year 1998, management reassessed the characteristics of its inter-company notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long-term in nature and not payable in the foreseeable future. As a result, in fiscal year 1998, transaction gains and losses are now included in the foreign currency translation adjustment to Stockholders' Deficit. In prior years, these transaction gains and losses were included in non-operating income.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                      Page
                                                                      Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     November 1, 1997 and August 2, 1997                                    4

    Consolidated Statements of Operations -
     Three Months Ended November 1, 1997 and
     October 26, 1996                                                       5

    Consolidated Statements of Cash Flows -
     Three Months Ended November 1, 1997 and
     October 26, 1996                                                       6

    Notes to Consolidated Financial Statements                              7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                             8



Part II. Other Information

Item 1.  Legal Proceedings                                                 12


Signature                                                                  13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
                                            (In thousands, except share data)
                                                        (Unaudited)
                                                       November 1,   August  2,
                                                             1997         1997
                                                      -----------      ---------
Assets

Current assets:
Cash and cash equivalents                                  $13,611      $15,490
Restricted cash and cash equivalents                           155          154
Accounts receivable, net of allowance for doubtful
accounts of $1,262 and $1,654, respectively                 25,432       22,731
Inventories                                                  4,779        3,962
Prepaid expenses and other current assets                    3,798        3,003
-------------------------------------------------------------------------------
Total current assets                                        47,775       45,340

Fixed assets, net                                           10,694       11,764
Other assets, net                                            5,550        5,284
-------------------------------------------------------------------------------
                                                           $64,019      $62,388
===============================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
Payables to banks                                           $8,560       $7,346
Current maturities of long-term debt                         1,068        1,271
Accounts payable                                            12,935       12,209
Accrued expenses                                            19,056       20,195
Deferred revenue                                             8,874       11,386
Income taxes payable                                         1,381        1,272
-------------------------------------------------------------------------------
Total current liabilities                                   51,874       53,679

Long-term debt, exclusive of current maturities             59,908       60,875
Other liabilities                                           13,924       11,918

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
10,000,000; shares issued and outstanding 721,976 in
1998 and 721,976, in 1997 (aggregate liquidation
preference, including dividend in arrears, $16,786
in 1998 and $16,605 in 1997).                                  722          722
Common stock of $0.25 par value. Shares authorized
40,000,000; shares issued 20,991,217, including
treasury shares of 3,013,413 in 1998 and 3,203,102
in 1997.                                                     5,248        5,248
Other capital                                              212,039      212,655
Pension liability adjustment                                (4,488)      (4,488)
Foreign currency translation adjustment                      6,874        4,613
Retained deficit                                          (277,017)    (276,202)
Treasury stock, at cost                                     (5,065)      (6,632)
-------------------------------------------------------------------------------
Total stockholders' deficit                                (61,687)     (64,084)
-------------------------------------------------------------------------------
                                                           $64,019      $62,388
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)
                                              (In thousands, except share data)
                                                       Three Months Ended
                                                     November 1,     October 26,
                                                           1997            1996
Revenue:
Sales                                                      $19,503      $17,026
Service and other                                           15,570       15,954
-------------------------------------------------------------------------------
Total revenue                                               35,073       32,980

Operating costs and expenses:
Cost of sales                                               15,429       12,772
Cost of service and other                                    9,897       10,828
Research and development                                       605          489
Selling, general and administrative                          8,469        9,993
Restructuring costs                                             --          809
Total operating costs and expenses                          34,400       34,891

Operating income (loss)                                        673       (1,911)

Non-operating income (expense):
Interest expense                                            (1,576)      (1,648)
Other, net                                                     809        1,193
-------------------------------------------------------------------------------
Loss before income taxes and extraordinary credit             (94)      (2,366)
Income taxes                                                   113           53
-------------------------------------------------------------------------------
Loss before extraordinary credit                             $(207)     $(2,419)
-------------------------------------------------------------------------------

Extraordinary credit-debt extinguishment                       174          822
-------------------------------------------------------------------------------

Net loss                                                     $(33)     $(1,597)
===============================================================================

Net loss less preferred stock dividend accumulated           $(214)     $(2,064)
===============================================================================

Net loss per common share:
Before extraordinary credit                                  $(.02)       $(.21)
Extraordinary credit-debt extinguishment                       .01          .06
-------------------------------------------------------------------------------
Net loss                                                     $(.01)       $(.15)
===============================================================================

Average common shares                                    18,894,051   13,767,313


See accompanying Notes to Consolidated Financial Statements
                                       5

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)
                                                              (In Thousands)
                                                            Three Months Ended
                                                         November 1, October 26,
                                                               1997        1996

Cash flows from operating activities:
Net loss                                                      $(33)    $(1,597)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                 1,204       1,483
Provision for losses (recoveries) on accounts receivable       (154)        245
Gain on debt extinguishment                                    (174)       (822)
Deferred income taxes                                           (29)         65
Realized gain on sale of property                            (1,205)         --
Changes in assets and liabilities:
Decrease in receivables                                       1,207       3,870
Increase in inventory                                          (537)     (1,163)
Decrease in accounts payable and accrued expenses            (1,772)     (4,001)
Decrease in other liabilities and deferred credits           (2,947)       (900)
Other, net                                                     (118)       (579)
-------------------------------------------------------------------------------
Net cash used in operating activities                        (4,558)     (3,399)

Cash flows from investing activities:
Payments for fixed assets                                      (400)       (529)
Proceeds from dispositions of fixed assets                    3,200          --
Other, net                                                      129         280
-------------------------------------------------------------------------------
Net cash provided from (used in) investing activities         2,929        (249)

Cash flows from financing activities:
Proceeds from borrowings                                     18,961       3,677
Payments on borrowings                                      (19,174)     (4,744)
Restricted cash for letters of credit                            (1)        515
-------------------------------------------------------------------------------
Net cash used in financing activities                          (214)       (552)

Effect of foreign currency translation on cash                  (36)       (364)
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                    (1,879)     (4,564)
Cash and cash equivalents at beginning of year               15,490      23,184
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $13,611     $18,620
                                                            =======     =======

Cash payments for:
Interest                                                       $248        $290
Income taxes, net                                                42          78

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

5.   Non-operating Income (Expense)

                                           November 1, 1997   October 26, 1996
                                           ----------------   ----------------

Interest earned                                  $119                $152
Foreign currency gains (losses)                  (392)              1,292
Realized gain on sale of property               1,205                  --
Other                                            (123)               (251)
                                                 -----               -----

                                                 $809              $1,193
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

During the first quarter of 1998, the Company had a net loss of $33 thousand, on revenue of $35.1 million, compared with a net loss of $1.6 million, on revenue of $33.0 million for the same period of the previous year. Operating income during the first quarter of 1998, was $673 thousand as compared with an operating loss of $1.9 million during the first quarter of 1997. The increase in revenue was primarily the result of strong sales in one of the Company's Northern European subsidiaries. This increase in revenue was offset by approximately $3.3 million resulting from a stronger U.S. dollar, on average, during the first quarter of 1998 as compared to the average U.S. dollar during the first quarter of 1997.

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

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long term in nature and not payable in the foreseeable future. As a result, during the first quarter of fiscal year 1998, transaction losses of $0.8 million related to these notes are included as a foreign currency translation adjustment to Stockholders' Deficit. Prior to fiscal year 1998, similar gains and losses were included in non-operating income and expense as the intercompany notes were designated as short term, but were offset by translation adjustment to Stockholder's Deficit. During the same period of 1997, total transaction gains of $1.3 million were included in non-operating income, but were offset by translation adjustment to Stockholders' Deficit, and therefore had no impact on the Company's consolidated position.

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

Results of Operations

The Company had operating income of $673 thousand and a net loss of $33 thousand for the first quarter of 1998. This compares with an operating loss of $1.9 million and a net loss of $1.6 million, for the first quarter of 1997. The following is a summary of the Company's sources of revenue:

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

Non-operating expenses of $0.8 million during the first quarter of 1998 consisted primarily of interest expense of $1.6 million and foreign exchange losses of $0.4 million offset by the recorded gain on the sale of excess real estate of $1.2 million.

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

During the first quarter of 1998, the Company's net cash provided from investing activities was approximately $2.9 million. Approximately $3.2 million was related to the proceeds received from the sale of the buildings, offset by approximately $400 thousand which was used for the purchase of fixed assets (primarily test equipment, spares and internally used equipment).

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

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 29, 1995, through November 1, 1997, is as follows:

                                                    TOTAL
Restructuring accrual as of July 29, 1995          $4,168
Fiscal 1996 additions                                 263
Fiscal 1996 payments                               (3,776)
----------------------------------------------------------
Restructuring accrual as of July 27, 1996            $655
Fiscal 1997 additions                               2,425
Fiscal 1997 payments                               (2,572)
----------------------------------------------------------
Restructuring accrual as of August  2, 1997          $508
Fiscal 1998 payments                                 (159)
----------------------------------------------------------
Restructuring accrual as of November 1, 1997         $349
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




                                                  DATAPOINT CORPORATION
                                                       (Registrant)






DATE:  October 30, 1998                          /s/ Ronald G. Conn
                                                 Ronald G. Conn
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)