Form 10-Q/A
period 1998-01-31
DATAPOINT CORP
filed 1998-10-30
CIK 205239

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

                                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                                      INDEX




                                                                   Page
                                                                  Number
Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     January 31, 1998 and August 2, 1997                             4

    Consolidated Statements of Operations -
     Quarter and Six Months Ended January 31, 1998 and
     January 25, 1997                                                5

    Consolidated Statements of Cash Flows -
     Six Months Ended January 31, 1998 and
     January 25, 1997                                                6

    Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                      9



Part II. Other Information

Item 1.  Legal Proceedings                                          14
Item 4.  Submission of Matters to a Vote of Security Holders        14

Signature                                                           15

                                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
                                              (In thousands, except share data)
                                                       (Unaudited)
                                                        January 31,  August  2,
                                                          1998            1997
                                                      ----------      ---------
Assets

Current assets:
Cash and cash equivalents                                $  10,592    $  15,490
Restricted cash and cash equivalents                           148          154
Accounts receivable, net of allowance for doubtful
accounts of $1,095 and $1,654, respectively                 29,551       22,731
Inventories                                                  3,914        3,962
Prepaid expenses and other current assets                    4,075        3,003

Total current assets                                        48,280       45,340

Fixed assets, net                                            9,797       11,764
Other assets, net                                            5,320        5,284

                                                         $  63,397    $  62,388


Liabilities and Stockholders' Deficit

Current liabilities:
Payables to banks                                        $   8,978    $   7,346
Current maturities of long-term debt                           668        1,271
Accounts payable                                            14,499       12,209
Accrued expenses                                            17,110       20,195
Deferred revenue                                            10,576       11,386
Income taxes payable                                         1,828        1,272

Total current liabilities                                   53,659       53,679

Long-term debt, exclusive of current maturities             58,115       60,875
Other liabilities                                           13,250       11,918

Stockholders' deficit:
Preferred stock of $1.00 par value.
Shares authorized 10,000,000; shares issued
and outstanding 721,976 in 1998 and 721,976,
in 1997 (aggregate liquidation preference,
including dividend in arrears, $16,966 in
1998 and $16,605 in 1997).                                     722          722
Common stock of $0.25 par value. Shares
authorized 40,000,000; shares issued
20,991,217, including treasury shares of
2,981,066 in 1998 and 3,203,102 in 1997.                     5,248        5,248
Other capital                                              212,039      212,655
Pension liability adjustment                                (4,488)      (4,488)
Foreign currency translation adjustment                      6,292        4,613
Retained deficit                                          (276,638)    (276,202)
Treasury stock, at cost                                     (4,802)      (6,632)

Total stockholders' deficit                                (61,627)     (64,084)

                                                         $  63,397    $  62,388

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                             (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                                Quarter Ended            Six Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                       Jan. 31, 1998  Jan. 25, 1997  Jan. 31, 1998 Jan. 25, 1997
                                                       -------------  -------------  ------------- -------------
Revenue:
  Sales                                                  $ 24,866      $ 18,524      $ 44,369      $ 35,550
  Service and other                                        15,578        15,757        31,148        31,711

  Total revenue                                            40,444        34,281        75,517        67,261

Operating costs and expenses:
  Cost of sales                                            19,803        12,936        35,232        25,708
  Cost of service and other                                 9,941        11,270        19,838        22,098
  Research and development                                    600           465         1,205           954
  Selling, general and administrative                       8,098         8,353        16,567        18,345
  Reorganization/restructuring costs                           52         1,549            52         2,358

  Total operating costs and expenses                       38,494        34,573        72,894        69,463


  Operating income (loss)                                   1,950          (292)        2,623        (2,202)

Non-operating income (expense):
  Interest expense                                         (1,475)       (1,681)       (3,051)       (3,329)
  Other, net                                                  301         2,154         1,109         3,346

    Income (loss) before income taxes and
     extraordinary credit                                     776           181           681        (2,185)
Income tax expense (benefit)                                  575           (33)          688            20

  Income (loss) before extraordinary credit                   201           214           (7)        (2,205)


Extraordinary credit -- debt extinguishment                   381            81           555           903


  Net income (loss)                                      $    582      $    295      $    548      $ (1,302)


Basic Earnings  Per Common Share:
  Income  before extraordinary credit                    $    .00      $    .24      $   (.02)     $    .06
  Extraordinary credit                                        .02           .01           .03           .06

        Net income per common share                      $    .02      $    .25      $    .01      $    .12


Diluted Earnings  Per Common Share:
   Income  before extraordinary credit                   $    .00      $    .23      $   (.02)     $    .06
   Extraordinary credit                                       .02            --           .03           .06

      Net income per common share                        $    .02      $    .23      $    .01      $    .12



See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)

                                                                       (In Thousands)
                                                                         Six Months Ended
                                                                    January 31,    January 25,
                                                                      1998            1997

Cash flows from operating activities:
   Net income (loss)                                              $    548      $ (1,302)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                                   1,800         3,151
     Provision for losses (recoveries) on accounts receivable         (164)          134
     Gain on debt extinguishment                                      (555)         (903)
     Deferred income taxes                                             (15)          (60)
     Realized gain on sale of property                              (1,205)         --
   Changes in assets and liabilities:
         (Increase) decrease in receivables                         (6,026)        2,052
         (Increase) decrease in inventory                               66        (1,317)
         Decrease in accounts payable and accrued expenses          (1,000)       (7,660)
         Increase in other liabilities and deferred credits            551           199
     Other, net                                                       (797)         (233)

       Net cash used in operating activities                        (6,797)       (5,939)

Cash flows from investing activities:
   Payments for fixed assets                                          (978)       (2,054)
   Proceeds from dispositions of fixed assets                        3,200          --
   Other, net                                                         (585)         (213)

       Net cash provided from (used in) investing activities         1,637        (2,267)

Cash flows from financing activities:
   Proceeds from borrowings                                         26,549         5,959
   Payments on borrowings                                          (27,587)       (8,131)
   Restricted cash for letters of credit                                 6           551

       Net cash used in financing activities                        (1,032)       (1,621)

Effect of foreign currency translation on cash                       1,294        (1,119)


Net decrease in cash and cash equivalents                           (4,898)      (10,946)
Cash and cash equivalents at beginning of year                      15,490        23,184

Cash and cash equivalents at end of period                        $ 10,592      $ 12,238


Cash payments for:
   Interest                                                         $3,091        $3,351
   Income taxes, net                                                   $54          $386

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

                                                                 Quarter Ended
                                                 01/31/98                           01/25/97
                                    Income       Shares       EPS               Income       Shares       EPS
Income before extraordinary
  credit                            $  201                                      $ 214
Preferred stock dividends
  accumulated                         (180)                                      (181)
Gain on the exchange and
  retirement of preferred stock                                                  3,810
Basic EPS                           $   21       17,966       $.00              $3,843       15,857       $.24
--------------------------------------------------------------------------------------------------------------

Dilutives:
  Stock Options                         --        1,065         --                  --         182          --
  Convertible preferred stock           --           --         --                 181       1,444          --
  ------------------------------------------------------------------------------------------------------------
Diluted EPS                         $   21       19,031       $.00              $4,024       17,483       $.23
--------------------------------------------------------------------------------------------------------------


                                                               Six Months Ended
                                                 01/31/98                           01/25/97

                                    Income       Shares       EPS               Income       Shares       EPS
Income (loss) before extraordinary
 credit                            $  (7)                                      $(2,205)
Preferred stock dividends
 accumulated                        (361)                                         (648)
Gain on exchange and
  retirement of preferred stock                                                  3,810
Basic EPS                          $(368)       17,904       $(.02)            $   957     14,894       $.06
--------------------------------------------------------------------------------------------------------------

Dilutives:
  Stock Options                       --         1,052                              --        182         --
  -----------------------------------------------------------------------------------------------------------
Diluted EPS                        $(368)       18,956       $(.02)            $   957     15,076       $.06
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

                          Price Range                        Options

                         $3.38 - $4.57                       1,271,000
                         $5.25 - $7.25                         264,000


5.   Non-operating Income (Expense)

                                       Quarter  Ended       Six Months Ended
(In thousands)                      01/31/98   01/25/97   01/31/98   01/25/97

Interest earned                     $   124    $   170    $   242    $   322
Foreign currency gains (losses)         204      2,172       (189)     3,464
Realized gain on sale of property      --         --        1,205       --
Other                                   (27)      (188)      (149)      (440)
                                    -------    -------    -------    -------

                                    $   301    $ 2,154    $ 1,109    $ 3,346
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

The Company had operating income of $2.0 million and net income of $0.6 million for the second quarter of 1998 and operating income of $2.6 million and net income of $0.5 million for the first six months of 1998. This compares with an operating loss of $292 thousand and net income of $295 thousand for the second quarter of 1997 and an operating loss of $2.2 million and net loss of $1.3 million for the first six months of 1997.

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

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long term in nature and not payable in the foreseeable future. As a result, during the second quarter and first six months of fiscal year 1998, transaction gains of $1.8 million and $1.0 million, respectively, related to these notes are included as a foreign currency translation adjustment to Stockholders' Deficit. Prior to fiscal year 1998, similar gains and losses were included in non-operating income and expense as the intercompany notes were designated as short term, but were offset by translation adjustment to Stockholder's Deficit. During the second quarter and first six months of 1997, total transaction gains of $2.2 million and $3.5 million, respectively, were included in non-operating income, but were offset by translation adjustment to Stockholders' Deficit, and therefore had no impact on the Company's consolidated position.

Non-operating expense of $1.2 million during the second quarter of 1998 consisted primarily of interest expense. Non-operating income and expense for the first six months of 1998, includes interest expense of $3.1 million offset by a recorded gain on the sale of excess real estate of $1.2 million.
Non-operating income and expense for the quarter ended January 25, 1997, included interest expense of $1.7 million offset by $2.2 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter as described in the previous paragraph. Non-operating income and expense for the first six months of 1997, included interest expense of $3.3 million offset by $3.5 million of transaction gains as described in the previous paragraph.

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

Results of Operations

The Company had operating income of $2.0 million and net income of $0.6 million for the second quarter of 1998 and operating income of $2.6 million and net income of $0.5 million for the first six months of 1998. This compares with an operating loss of $292 thousand and net income of $295 thousand for the second quarter of 1997 and an operating loss of $2.2 million and net loss of $1.3 million for the first six months of 1997. The following is a summary of the Company's sources of revenue:

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

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long term in nature and not payable in the foreseeable future. As a result, during the second quarter and first six months of fiscal year 1998, transaction gains of $1.8 million and $1.0 million, respectively, related to these notes are included as a foreign currency translation adjustment to Stockholders' Deficit. Prior to fiscal year 1998, similar gains and losses were included in non-operating income and expense as the intercompany notes were designated as short term, but were offset by translation adjustment to Stockholder's Deficit. During the second quarter and first six months of 1997, total transaction gains of $2.2 million and $3.5 million, respectively, were included in non-operating income, but were offset by translation adjustment to Stockholders' Deficit, and therefore had no impact on the Company's consolidated position.

Non-operating expense of $1.2 million during the second quarter of 1998 consisted primarily of interest expense. Non-operating income and expense for the first six months of 1998, includes interest expense of $3.1 million offset by a recorded gain on the sale of excess real estate of $1.2 million.
Non-operating income and expense for the quarter ended January 25, 1997, included interest expense of $1.7 million offset by $2.2 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter as described in the previous paragraph. Non-operating income and expense for the first six months of 1997, included interest expense of $3.3 million offset by $3.5 million of transaction gains as described in the previous paragraph.

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