Form 10-Q/A
period 1998-05-02
DATAPOINT CORP
filed 1998-10-30
CIK 205239

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

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                              Page
                                                             Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     May 2, 1998 and August 2, 1997                                  4

    Consolidated Statements of Operations -
     Quarter and Nine Months Ended May 2, 1998 and
     April 26, 1997                                                  5

    Consolidated Statements of Cash Flows -
     Nine Months Ended May 2, 1998 and
     April 26, 1997                                                  6

    Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8



Part II. Other Information

Item 1.  Legal Proceedings                                          14

Signature                                                           15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                               (In thousands, except share data)
                                                                  (Unaudited)
                                                                      May 2,          August  2,
                                                                         1998            1997
                                                                  ------------      ---------
Assets

Current assets:
   Cash and cash equivalents                                          $8,821           $15,490
   Restricted cash and cash equivalents                                   --               154
   Accounts receivable, net of allowance for doubtful
     accounts of $1,163 and $1,654, respectively                      33,039            22,731
   Inventories                                                         4,936             3,962
   Prepaid expenses and other current assets                           4,033             3,003
----------------------------------------------------------------------------------------------
   Total current assets                                               50,829            45,340

Fixed assets, net                                                      9,783            11,764
Other assets, net                                                      5,453             5,284
----------------------------------------------------------------------------------------------
                                                                     $66,065           $62,388
==============================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
   Payables to banks                                                  $6,869            $7,346
   Current maturities of long-term debt                                  668             1,271
   Accounts payable                                                   19,221            12,209
   Accrued expenses                                                   17,310            20,195
   Deferred revenue                                                   10,210            11,386
   Income taxes payable                                                2,015             1,272
----------------------------------------------------------------------------------------------
      Total current liabilities                                       56,293            53,679

Long-term debt, exclusive of current maturities                       58,115            60,875
Other liabilities                                                     13,417            11,918

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
10,000,000;  shares issued and outstanding 721,976 in
1998 and 721,976,  in 1997 (aggregate  liquidation
preference, including dividend in arrears, $17,147 in
1998 and $16,605 in 1997).                                               722               722
Common stock of $0.25 par value.  Shares authorized
40,000,000; shares issued  20,991,217, including
treasury shares of 2,955,948 in 1998 and 3,203,102 in 1997.            5,248             5,248
Other capital                                                        212,039           212,655
Pension liability adjustment                                          (4,488)           (4,488)
Foreign currency translation adjustment                                6,588             4,613
Retained deficit                                                    (277,267)         (276,202)
Treasury stock, at cost                                               (4,602)           (6,632)
 ----------------------------------------------------------------------------------------------
   Total stockholders' deficit                                       (61,760)          (64,084)
-----------------------------------------------------------------------------------------------
                                                                     $66,065           $62,388
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                (In thousands, except share data)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended                  Nine Months Ended
------------------------------------------------------------------------------------------------------------------
                                                    May 2, 1998       Apr. 26, 1997     May 2, 1998      Apr. 26, 1997
                                                    -----------       -------------     -----------      -------------
Revenue:
  Sales                                                 $20,624          $21,973           $64,993          $57,523
  Service and other                                      15,480           15,787            46,628           47,498
------------------------------------------------------------------------------------------------------------------
  Total revenue                                          36,104           37,760           111,621          105,021

Operating costs and expenses:
  Cost of sales                                          15,934           16,774            51,166           42,482
  Cost of service and other                               9,967           10,052            29,805           32,150
  Research and development                                  641              564             1,847            1,518
  Selling, general and administrative                     8,160            8,612            24,726           26,957
  Reorganization/restructuring costs                         --               55                52            2,413
------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                     34,702           36,057           107,596          105,520
------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                                 1,402            1,703             4,025             (499)

Non-operating income (expense):
  Interest expense                                       (1,561)          (1,670)           (4,612)          (4,999)
  Other, net                                                 12            1,270             1,121            4,616
------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes and
     extraordinary credit                                  (147)           1,303               534             (882)
Income tax expense                                          328              492             1,016              512
------------------------------------------------------------------------------------------------------------------

  Income (loss) before extraordinary credit                (475)             811              (482)          (1,394)
------------------------------------------------------------------------------------------------------------------

Extraordinary credit -- debt extinguishment                  --              253               555            1,156
------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                     $  (475)          $1,064              $ 73            $(238)
==================================================================================================================

Net income (loss) applicable to common shareholders:
  Net income (loss)                                     $  (475)          $1,064              $ 73            $(238)
  Preferred stock dividends accumulated                    (181)            (181)             (542)            (829)
  Gain on exchange and retirement of preferred stock         --               --                --            3,810
-------------------------------------------------------------------------------------------------------------------
  Net income (loss) applicable to common shareholder    $  (656)            $883             $(469)          $2,743
===================================================================================================================

Basic and Diluted Earnings (Loss) Per Common Share:
  Income (loss) before extraordinary credit              $(.04)             $.04            $(.03)             $.10
  Extraordinary credit                                       --              .01              .03               .07
==================================================================================================================
        Net income (loss)  per common share              $(.04)             $.05            $ .00              $.17
==================================================================================================================

Average Common  Shares Outstanding:
    Basic                                            18,026,258         17,666,876       17,945,046    15,818,095
    Diluted                                          18,026,258         17,696,298       17,945,046    15,818,095

See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)

                                                                                     (In Thousands)


                                                                                       Nine Months Ended
                                                                                     May 2,      April 26,
                                                                                       1998            1997

Cash flows from operating activities:
   Net income (loss)                                                                $ 73             $(238)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                                                 2,670             3,937
     Provision for losses (recoveries) on accounts receivable                       (161)               74
     Gain on debt extinguishment                                                    (555)           (1,156)
     Deferred income taxes                                                            41                (5)
     Realized gain on sale of property                                            (1,205)            --
   Changes in assets and liabilities:
          Increase in receivables                                                 (7,868)             (790)
          Increase in inventory                                                     (787)             (794)
          Increase (decrease) in accounts payable and accrued expenses             3,187            (6,674)
          (Increase) decrease in other liabilities and deferred credits               69                (4)
     Other, net                                                                     (453)             (723)
----------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                      (4,989)           (6,373)

Cash flows from investing activities:
   Payments for fixed assets                                                      (1,580)           (2,843)
   Proceeds from dispositions of fixed assets                                      3,200                --
   Other, net                                                                       (583)              186
----------------------------------------------------------------------------------------------------------
       Net cash provided from (used in) investing activities                       1,037            (2,657)

Cash flows from financing activities:
   Proceeds from borrowings                                                       45,709            10,016
   Payments on borrowings                                                        (49,199)          (10,384)
   Restricted cash for letters of credit                                             154               709
----------------------------------------------------------------------------------------------------------
       Net cash provided from (used in) financing activities                      (3,336)              341

Effect of foreign currency translation on cash                                       619            (1,714)
-----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (6,669)          (10,403)
Cash and cash equivalents at beginning of year                                    15,490            23,184
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $8,821           $12,781
                                                                                  ======           =======

Cash payments for:
   Interest                                                                       $3,362            $3,687
   Income taxes, net                                                                $280              $546

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

The results of operations for the quarter-ended May 2, 1998, are not necessarily indicative of the results to be expected for the full year.



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

5.   Non-operating Income (Expense)

                                           Quarter  Ended               Nine Months Ended
                                      05/02/98     04/26/97         05/02/98      04/26/97

Interest earned                            $99          $99             $341          $421
Foreign currency gains (losses)             23       1,463              (166)        4,927
Realized gain on sale of property           --           --            1,205            --
Other                                     (110)        (292)            (259)         (732)
                                          -----        -----            -----         -----

                                         $  12      $1,270            $1,121        $4,616
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

The Company had operating income of $1.4 million and a net loss of $0.5 million for the third quarter of 1998 and operating income of $4.0 million and net income of $73 thousand for the first nine months of 1998. This compares with operating income of $1.7 million and net income of $1.1 million for the third quarter of 1997 and an operating loss of $499 thousand and a net loss of $238 thousand for the first nine months of 1997.

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

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long term in nature and not payable in the foreseeable future. As a result, during the third quarter of fiscal year 1998, transaction losses of $0.9 million related to these notes are included as a foreign currency translation adjustment to Stockholders' Deficit. During the first nine months of fiscal year 1998, transaction gains of $132 thousand related to these notes are included as a foreign currency translation adjustment to Stockholders' Deficit. Prior to fiscal year 1998, similar gains and losses were included in non-operating income and expense as the intercompany notes were designated as short term, but were offset by translation adjustment to Stockholder's Deficit. During the third quarter and first nine months of 1997, total transaction gains of $1.5 million and $4.9 million, respectively, were included in non-operating income, but were offset by translation adjustment to Stockholders' Deficit, and therefore had no impact on the Company's consolidated position.

Non-operating expense of $1.6 million during the third quarter of 1998 consisted primarily of interest expense. Non-operating income and expense for the first nine months of 1998, includes interest expense of $4.6 million offset by a recorded gain on the sale of excess real estate of $1.2 million. Non-operating income and expense for the quarter ended April 26, 1997, included interest expense of $1.7 million offset by $1.5 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter as described in the previous paragraph. Non-operating income and expense for the first nine months of 1997, included interest expense of $5.0 million offset by $4.9 million of transaction gains as described in the previous paragraph.

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


Results of Operations

The Company had operating income of $1.4 million and a net loss of $0.5 million for the third quarter of 1998 and operating income of $4.0 million and net income of $73 thousand for the first nine months of 1998. This compares with operating income of $1.7 million and net income of $1.1 million for the third quarter of 1997 and an operating loss of $499 thousand and net loss of $238 thousand for the first nine months of 1997. The following is a summary of the Company's sources of revenue:

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

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long term in nature and not payable in the foreseeable future. As a result, during the third quarter of fiscal year 1998, transaction losses of $0.9 million related to these notes are included as a foreign currency translation adjustment to Stockholders' Deficit. During the first nine months of fiscal year 1998, transaction gains of $132 thousand related to these notes are included as a foreign currency translation adjustment to Stockholders' Deficit. Prior to fiscal year 1998, similar gains and losses were included in non-operating income and expense as the intercompany notes were designated as short term, but were offset by translation adjustment to Stockholder's Deficit. During the third quarter and first nine months of 1997, total transaction gains of $1.5 million and $4.9 million, respectively, were included in non-operating income, but were offset by translation adjustment to Stockholders' Deficit, and therefore had no impact on the Company's consolidated position.

Non-operating expense of $1.6 million during the third quarter of 1998 consisted primarily of interest expense. Non-operating income and expense for the first nine months of 1998, includes interest expense of $4.6 million offset by a recorded gain on the sale of excess real estate of $1.2 million. Non-operating income and expense for the quarter ended April 26, 1997, included interest expense of $1.7 million offset by $1.5 million of transaction gains as a result of the strengthening U.S. dollar against foreign currencies during the quarter as described in the previous paragraph. Non-operating income and expense for the first nine months of 1997, included interest expense of $5.0 million offset by $4.9 million of transaction gains as described in the previous paragraph.

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




                                                  DATAPOINT CORPORATION
                                                       (Registrant)






DATE:  October 30, 1998                           /s/ Ronald G.Conn
                                                  Ronald G. Conn
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)