Form 10-K
period 1998-08-01
DATAPOINT CORP
filed 1998-10-30
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended August 1, 1998

                                       OR

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from _________ to
       ---------

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

Common Stock, $.25 par value         National Association of Securities Dealers'
                                       Over-the-Counter Bulletin Board
$1.00 Exchangeable Preferred Stock,
   $1.00 par value                   National Association of Securities Dealers'
                                       Over-the-Counter Bulletin Board
8-7/8% Convertible Subordinated
   Debentures Due 2006                         Over-the-Counter

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No .

    As of October 13, 1998, 18,158,572 shares of Datapoint Corporation Common Stock were outstanding (excluding 2,832,645 shares held in Treasury), and the aggregate market value (based upon the last reported sale price of the Common Stock on the National Association of Securities Dealers' Over-the-Counter Bulletin Board -- Composite Tape on October 13, 1998) of the shares of Common Stock held by non-affiliates was approximately $8.5 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

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

    Throughout the 1980's and the early 1990's, the Company's business was characterized by a significant decline in total revenue, recurring significant losses, and a reduction of the domestic workforce. This was primarily due to (1) a mass entry of competitors in the networking marketplace compounded by (2) a marketplace demand for "Open Systems" products and standard interfaces, both of which had a negative impact on the traditional networking and data processing components of the Datapoint business. The marketplace was forced into a sameness of design that lead to highly competitive pricing being the only significant product differentiator. These adverse effects were, in turn, worsened by the increasing availability of low-cost, off-the-shelf software applications packages written in a number of industry-standard programming languages. Between 1994 and 1996, the Company was able to maintain a consistent and slightly increasing revenue level while, at the same time, restructuring its operations mostly through significant workforce reductions worldwide. The aim was to reduce its cost base to support such revenue levels. At the end of 1996, the Company sold its European based Automotive Dealer Management Systems business ("EADS") to Kalamazoo Computer Group, plc, a public limited company organized under the laws of England ("Kalamazoo"), (as discussed more fully below). The decline in revenue levels in 1997 reflects the result of this sale.

    Since fiscal year 1996, the Company pursued, and is continuing to pursue, actions to provide cash infusions, including the sale of surplus real estate and/or selected assets of the Company in order to improve its financial condition. In this regard, on May 28, 1996, the Company entered into an agreement with Kalamazoo, providing for the sale by Datapoint to Kalamazoo of Datapoint's EADS for a purchase price of $33.0 million.

    In addition, on October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years.

    Subsequent  to year-end,  the Company  signed a letter of intent to sell the building it owns in Gouda, Netherlands to a private unaffiliated group for approximately $2.2 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of approximately 18,000 square feet for an initial lease term of five years and approximately 12,000 square feet for an initial lease term of one year. The Company closed on the sale of the building on October 26, 1998.

     During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "Exchange Offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for
3.25 shares of Common Stock. The exchange offer expired December 10, 1996. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders in 1997, and related per share amounts, a gain of $3,810 on exchange and retirement of preferred stock was added to net income. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock.

Patents and Trademarks

     Datapoint owns certain patents, copyrights, trademarks and trade secrets in both network and video conferencing technologies, which it considers valuable proprietary assets. The Company believes that in particular its video conferencing patents and multi-speed network processing patents and the related patents are important to its business as a whole.

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

     (2) Datapoint Corporation v. Compression Labs, Inc. No. 3:93-CV-2522-D (N.D. Texas); Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.); Datapoint Corporation v. Videolan Technologies, Inc.; Videolan Technologies, Inc. v. Datapoint Corporation, No. 96 CV-604-H (W.D. Kentucky) et al; Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas). These cases have been dismissed subject to being reopened if the Company is successful in its appeal of certain of the issues adversely determined in the PictureTel litigation described above.

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

     These actions have been consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued April of 1998. The Company has filed two sets of objections to certain portions of this report. A final hearing on such objections is expected to scheduled for November of 1998. These objections ultimately may have to be resolved at the Appellate Court level.

     The above actions represent the Company's continuing efforts to license and enforce its video conferencing and multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage in video conferencing and multi-speed networking technology and present the opportunity for further royalty bearing licenses. While such royalty bearing licenses and enforcement of its patents are important to the Company's business to create long-term value for its stockholders, the ultimate outcome of the above litigation, appeals with respect to the litigation, and /or negotiations cannot be determined at this time.

Products

     The Company provides communication solutions to the world through data, voice, and video integration. A complete line of products for data processing, video communications, and telecommunications is available.

     The Company has enhanced its MINX video communications products, and its Networked Video Systems, NVS, which provide the capacity for large video networks and data conferencing features. A complete range of products is available from a fully interactive, broadcast-quality, full-motion video network which can accommodate over 3,000 local workstations to a single video station for a remote office. All of the video products are interoperable and provide functionality and picture quality that is unparalleled in the industry.


     In 1994, consistent with the Company's patent licensing business, the Company began patent infringement suits against several defendants related to the Company's video conferencing patents and dual protocol local area network patents. The Company's patent enforcement policy includes the identification of video conferencing products and dual protocol local area network products and applications which infringe the related patents and the execution of licensing agreements through a) normal commercial negotiations or b) pursuant to settlements of litigation brought against the patent infringers. The Company has been successful in asserting its U.S. video conferencing patents resulting in payments for licenses. On June 16, 1996, the Company entered into an agreement with NEC America, Inc. for the licensing of Datapoint's video conferencing patents. The Company is also taking steps through an industry-wide program to license and enforce its multi-speed networking patents through negotiations and/or litigation. Currently, four patent infringement suits are pending with respect to Datapoint's patents on its dual protocol local area networking technology. These patents cover certain ARCNET and Fast Ethernet products recently introduced by various suppliers to the local area network industry and dominates certain types of dual-speed LAN Adaptor Products recently introduced by various industry leaders. Such royalty bearing licenses and enforcement of its patents are a primary strategy of the Company's business to create long-term value for its stockholders.

     The Company's Networking products are industry-standard. The file servers are based upon a scalable architecture using the Intel microprocessor. The multi-processor functionality is provided for the Company's highly sophisticated RMS network operating system. The same systems can be used for Windows NT, UNIX and other operating systems. The Company offers high-performance, Pentium PRO and Pentium II file servers. All systems support RAID disks and popular network protocols such as TCP/IP and NetBios.

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

     The  Company  resells a complete  set of  telecommunications  products  and services to meet the requirements of large call centers, customer service organizations, and telemarketing firms. Power dialers to increase call efficiency for outbound communications applications, interactive voice response systems which allow customers to interrogate an organization's database with a simple telephone, and automatic call distribution systems that manage large volumes of incoming calls comprise the portfolio of telecommunications products. The Company has an agreement with Lucent to market their Definity line of automatic call distributors through several of the Company's European subsidiaries. The Company also has Intelligent Call Exchange ("ICE") from Computer Talk Technology, Inc. ("CTT") in its product portfolio. This PC based call center is the first of a new generation of technology products addressing a much wider marketplace and takes advantage of the large base of skilled engineers the Company has throughout Europe. In addition, the Company markets the Electronic Data Gathering Expertise ("EDGE") telebusiness software from International Management Associates, Ltd., ("IMA") to enhance its call center capabilities and provide vertical market applications for industries throughout Europe. Also, during the fiscal year, the Company entered into a Value Added Reseller agreement with Nortel (Northern Telecom) Europe allowing Datapoint to sell and support Nortel's Symposium portfolio of multimedia products. As part of the agreement, the Company will create a unique Symposium competency center to provide customers with solutions support and integration facilities. This pan-European agreement is currently operational in Italy, but will be extended to encompass other European countries. Telecommunications solutions are provided with the combined expertise in networking, data processing, and telecommunications products.

     The supplier and value-added reseller relationships that the Company continues to develop, allow its customers worldwide to enhance their productivity with sensible, cost-effective computer-based networking, telephony and video communication solutions.

Markets

Customers

    Datapoint sells generally to business and government customers, including the U.S. government, financial institutions, insurance companies, educational institutions, and manufacturers. During fiscal years 1996 through 1998, no one customer accounted for 10 percent or more of consolidated revenues.

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

International

    Datapoint's products are marketed to end-users in over forty countries through a network of wholly-owned subsidiaries and independent distributors. Datapoint distributes its products internationally through wholly-owned sales and service operations in Belgium, France, Germany, Holland, Italy, Norway, Spain, Sweden, Switzerland and the United Kingdom and through authorized distributors worldwide. During fiscal years 1998, 1997 and 1996, approximately 99 percent, 99 percent and 96 percent, respectively, of Datapoint's international revenue was derived from customers in Western Europe.

Customer Service

    In the United States, Datapoint has entered into an agreement with Decision Servcom, Inc. ("DSI"), whereby DSI would serve as the non-exclusive authorized service agent for Datapoint's proprietary data processing products. Maintenance of equipment outside the United States is provided by Datapoint's international subsidiaries and distributors. The service operations of the Company's international subsidiaries produced 41 percent of total company revenues and 52 percent of total company gross profit for the fiscal year ended August 1, 1998. In fiscal year 1996, Datapoint entered into a subcontract with Kalamazoo to provide hardware maintenance service to Kalamazoo's European Automotive Dealer System network.

Manufacturing, Raw Materials, and Supplies

    The majority of Datapoint's products are purchased from third parties. The products are then resold badged/unbadged within Datapoint configurations upon the completion of testing and packaging.

    Datapoint seeks, and maintains where practical, multiple sources of supply for the products, components, and raw materials which it uses. However, certain products and components are purchased only from single sources, and Datapoint could experience manufacturing delays if such suppliers should fail to meet Datapoint's requirements. The delay of any components, whether for supply or quality reasons, can become critical to product flows. The Company's general experience has been good in terms of minimizing exposure; however, guarantees regarding possible future situations and rectifying actions that could arise cannot be made.

Research and Product Development

    The technology involved in the design and operation of Datapoint's products is complex and subject to constant change. Accordingly, Datapoint is committed to a program of research and development which is oriented toward the development of new hardware and software products and the improvement and expansion of its existing products and services.

    Datapoint incurred expense of $2.5 million, $2.1 million, and $2.7 million in the fiscal years ended August 1, 1998, August 2, 1997, and July 27, 1996, respectively, on research and development activities. Datapoint maintains its principal research and development facility in San Antonio, Texas.

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

Backlog

    The backlog of firm orders for the sale or lease of the Company's products as of August 1, 1998 and August 2, 1997 was $8.5 million and $9.6 million, respectively. Calculations were based on then existing end-user purchase prices for products and gave effect to appropriate discounts for products to be sold. The backlog amounts are not necessarily indicative of the Company's future results, since an increasing amount of the Company's revenues are derived from orders obtained in the period of shipment. Furthermore, a portion of the Company's backlog may be cancelable at the customer's option, under certain conditions, without financial penalty. All orders included in the backlog at August 1, 1998, are currently scheduled for delivery during the subsequent 12 months. All orders are subject to the Company's ability to meet delivery commitments. The Company records only firm orders as backlog, and generally such orders are cancelable only by the Company. In the event that a new product is released, a customer is allowed to upgrade (i.e., cancel) an existing order and place a new order for the new product. This is done at the Company's discretion with no financial penalty to the customer.

    Backlog is also not a reliable indicator of future results, as changes in product mix and costs may significantly impact reported results. Therefore, the Company believes that the backlog data is not meaningful to an understanding of the Company's business or future reported results.

Patents and Trademarks

     Datapoint owns certain patents, copyrights, trademarks and trade secrets in both network and video conferencing technologies, which it considers valuable proprietary assets. The Company believes that in particular its video conferencing patents and multi-speed network processing patents and the related patents are important to its business as a whole.

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

     (2) Datapoint Corporation v. Compression Labs, Inc. No. 3:93-CV-2522-D (N.D. Texas); Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.); Datapoint Corporation v. Videolan Technologies, Inc.; Videolan Technologies, Inc. v. Datapoint Corporation, No. 96 CV-604-H (W.D. Kentucky) et al; Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas). These cases have been dismissed subject to being reopened if the Company is successful in its appeal of certain of the issues adversely determined in the PictureTel litigation described above.

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

     These actions have been consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued April of 1998. The Company has filed two sets objections to certain portions of this report. A final hearing on such objections is expected to be scheduled for November of 1998. These objections ultimately may have to be resolved at the Appellate Court level.

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

Employees

     At August 1, 1998, the Company had 652 employees. The Company considers its relations with its employees to be satisfactory.

Environmental Matters

    Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of Datapoint.

ITEM 2.  Properties.

    Datapoint's principal executive offices are located in Paris, France and in San Antonio, Texas. Datapoint believes that its facilities are generally well maintained, in good operating condition and are adequately equipped for their present use. Information regarding the principal plants and properties, excluding leases assigned or subleased, as of August 1, 1998, is as follows:

                               Approximate
                                Facility
      Location       Use       Sq. Footage  Owned or Leased Land Area

San Antonio, Texas   Office      38,000     Leased; expires October 1, 2002
Gouda, Netherlands   Office      52,000     Owned; 1 acre (Subject to mortgage)*
Paris, France        Office       7,000     Leased; expires June 30, 1999

    Additionally, at August 1, 1998, excluding leases assigned or subleased, the Company leased sales and service offices having an aggregate of 302,000 square feet in metropolitan areas worldwide, pursuant to lease agreements which expire between 1998 and 2009. The aggregate annual rental of all of these sales and service offices is approximately $3.1 million and most of these leases are subject to rental increases under certain escalation provisions and renewals on similar terms.

    *Subsequent to year end, the Company signed a letter of intent to sell the building it owns in Gouda, Netherlands to a private unaffiliated group for approximately $2.2 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of approximately 18,000 square feet for an initial lease term of five years and approximately 12,000 square feet for an initial lease term of one year. The Company closed on the sale of the building on October 26, 1998.


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

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Datapoint Corporation announced in early August that its securities would no longer be listed on the New York Stock Exchange under the symbol "DPT", effective at the end of business Friday, August 21, 1998. The New York Stock Exchange's decision was an administrative event for Datapoint and did not reflect any material change in the Company's financial health. As of August 24, 1998, the common stock is quoted on the National Association of Securities Dealers' Over-the Counter Bulletin Board under the symbol "DTPT". As of October 13, 1998, there were approximately 2,958 holders of record and 18,158,572 outstanding shares of Common Stock. The prices below represent the high and low prices for composite transactions for stock traded during the applicable period. The Company has not paid cash dividends to date on its common stock and has no present intention to pay cash dividends on its common stock in the near future. As of October 13, 1998, the closing price of the stock was $0.63.

             Fiscal
              year                             High              Low

             1998   Q4                         2.25             1.13
                    Q3                         3.13             1.50
                    Q2                         3.44             2.50
                    Q1                         4.13             2.06

                                               High              Low
             1997   Q4                         3.13              .94
                    Q3                         1.13              .88
                    Q2                         1.50             1.00
                    Q1                         1.63              .94

ITEM 6.  Selected Financial Data.

Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)

                                                               1998           1997           1996            1995           1994
----------------------------------------------------------------------------------------------------------------------------------

Operating Results for the Fiscal Year
Total revenue                                                $151,445       $142,121       $179,541        $174,901       $172,936
Operating income (loss)                                         5,074          2,033          1,017         (18,232)       (81,021)
Income (loss) before extraordinary credit
  and effect of change in accounting principle                 (1,224)         1,173         19,015         (28,343)       (94,765)
Net income (loss)                                                (669)         2,383         19,342         (28,343)       (93,425)
Basic earnings (loss) per common share:
   Income (loss) before extraordinary credit                    (.11)            .01           1.28          (2.29)         (6.69)
   Gain on the exchange and retirement of preferred stock          --            .24             --              --            --
   Extraordinary credit                                          .03             .07            .02              --           .09
     Net income (loss) per share                                (.08)            .32           1.30          (2.29)         (6.60)
Diluted earnings (loss) per common share:
    Income (loss) before extraordinary credit                   (.11)            .01           1.11          (2.29)         (6.69)
   Gain on the exchange and retirement of preferred stock          --            .24             --              --            --
   Extraordinary credit                                          .03             .07            .02              --           .09
     Net income (loss) per share                                (.08)            .32           1.13          (2.29)         (6.60)


Financial Position at End of Fiscal Year
Current assets                                                $50,807        $45,340          $69,995       $67,506        $79,915
Fixed assets, net                                               9,468         11,764           14,625        18,877         29,088
Total assets                                                   66,816         62,388           93,818       101,751        127,434
Current liabilities                                            61,376         53,679           76,965       100,256         98,202
Long-term debt                                                 58,115         60,875           63,945        64,923         70,561
Stockholders' equity (deficit)                                (64,437)       (64,084)         (55,202)      (74,116)       (50,761)

Other Information
Average common shares outstanding                          17,967,924     16,109,774       13,455,878    13,194,667     14,430,574
Number of common stockholders of record                         2,966          3,070            3,142         3,274          3,378
Preferred shares outstanding                                  721,976        721,976        1,868,071     1,846,456      1,784,456
Dividends paid or accumulated on preferred stock                 $722         $1,009           $1,885        $1,815         $1,784
Number of employees                                               652            641              705           991          1,444

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Throughout 1998, the Company's main objectives to preserve and improve the Company's cash liquidity and financial position and to allow the Company to meet its future operating cash flow requirements were as follows:

1. Product marketing to maintain stabilized revenue levels,
2. Continued review and reduction of operating costs, and
3. The vigorous pursuit of patent royalties due from the licensing and enforcement of its video conferencing and multi-speed networking patents.

During 1998, the Company had a net loss of $669 thousand compared with net income of $2.4 million for the previous year. Included in the net income of $19.3 million for 1996 is a $32.2 million non-operating gain related to the sale of EADS in the fourth quarter of 1996.

During 1998, the Company had total revenue of $151.4 million, an increase of $9.3 million from the previous year. The increase in revenue was primarily due to the receipt of several new contracts awarded to the Company's Spanish, Italian and British subsidiaries and continued strong hardware sales in the Swedish subsidiary. This revenue increase reflects the offset of approximately $8.7 million, resulting from a stronger U.S. dollar, on average, during fiscal 1998, as compared to the same period of 1997.

Operating expenses (research and development plus selling, general & administrative) for 1998 were $35.8 million, a decrease of $1.7 million from the $37.5 million recorded in 1997. Approximately $1.5 million of the decrease is related to the effect of the strengthening U.S. dollar when compared with the same period a year ago. The Company recorded restructuring charges of $96 thousand in 1998, compared with $2.4 million recorded in the prior year.

During 1998 and 1997, the Company repurchased approximately $2.7 million and $2.9 million, in face value, of its 8 7/8% convertible subordinated debentures. This resulted in an extraordinary gain of $555 thousand and $1.2 million, respectively.

In previous fiscal years, included in non-operating income and expense were transaction gains or losses resulting from the strengthening or weakening of the U.S. dollar against foreign currencies. These exchange gains or losses related to short term intercompany notes and international subsidiary U.S. dollar denominated cash were offset by translation adjustment to Stockholders' Deficit and therefore, had no impact on the Company's financial position.

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long-term in nature and not payable in the foreseeable future. As a result, during fiscal year 1998, transaction gains of $57 thousand relating to these loans are included as a foreign currency adjustment to Stockholders' Deficit, which in prior years, would have been included in non-operating income and expense, as described above. During fiscal year 1997, a transaction gain of approximately $6.2 million was included in non-operating income but was offset by translation adjustment to Stockholders' Deficit.

In addition, on October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years.

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "exchange offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for
3.25 shares of Common Stock. The exchange offer expired December 10, 1996. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders in 1997, and related per share amounts, a gain of $3,810 on exchange and retirement of preferred stock was added to net income. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock.

Subsequent to year-end, the Company signed a letter of intent to sell the building it owns in Gouda, Netherlands to a private unaffiliated group for approximately $2.2 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of approximately 18,000 square feet for an initial lease term of five years and approximately 12,000 square feet for an initial lease term of one year. The Company closed on the sale of the building on October 26, 1998.

Financial Condition and Liquidity

During 1998, the Company's cash and cash equivalents decreased $3.4 million due primarily to the usage of cash in operations.

During 1998, the Company's net cash provided from investing activities was approximately $1.0 million. Included in this amount is $3.2 million from the sale of the San Antonio, Texas office buildings offset by approximately $2.4 million of fixed asset purchases (primarily test equipment, spares, and internally-used equipment).

Net cash used in financing activities was $2.5 million in 1998, primarily related to the net paydown of the Company's borrowings. As of August 1, 1998, the Company had restricted cash of $352 thousand as compared to $154 thousand in the prior year. The 1998 and 1997 balances were restricted primarily to cover various lines of credits, reflected as payables to banks.

As of August 1, 1998, the Company had cash and cash equivalents of $12.1 million. The Company believes its available cash, cash equivalents and funds generated by operations will be sufficient to provide its working capital and cash requirements for fiscal 1999. In addition, management believes the Company will be able to discharge its obligations in the near term with cash generated from operations and other sources such as sale of selected assets and/or capital transactions.

As of August 1, 1998, the Company had included in payables to banks an amount of $1,906 and $1,747, payable by the Dutch and U.K. subsidiaries, respectively, to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The Dutch loan was secured by the building that the Company's Dutch subsidiary owned in the Netherlands, and by certain receivables of the Dutch subsidiary. Subsequent to year-end, the Company sold the Dutch building (as described above) and from the proceeds paid the $1,906 Dutch subsidiary obligation. The U.K. loan is secured by certain receivables of the U.K. subsidiary.

The Company has available lines of credit from foreign banks to its foreign subsidiaries. The availability of the unused lines of credit is subject to certain collateral restrictions. The unused lines of credit at August 1, 1998, totaled $7.1 million after borrowings of $7.9 million.

As a result of the Company's capital deficiency which existed at the end of 1994 and throughout 1995, 1996, 1997, and 1998, the Company determined not to pay the quarterly preferred dividend payments due to stockholders during the period of October 15, 1994 through October 15, 1998. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock has the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. As a result of the dividend arrearages, the number of directors constituting the Board of Directors of the Company was increased by two with the vote of the holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock). These rights continue until such time as the arrearages have been paid in full.

At August 1, 1998, the Company had available federal tax net operating losses aggregating approximately $184,000, expiring in various amounts beginning in 2001. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see note 4 to Consolidated Financial Statements).

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 29, 1995 through August 1, 1998 is as follows:

                                                           TOTAL
Restructuring accrual as of July 29, 1995                   $4,168
Fiscal 1996 additions                                          263
Fiscal 1996 payments                                        (3,776)
-------------------------------------------------------------------
Restructuring accrual as of July 27, 1996                     $655
Fiscal 1997 additions                                        2,425
Fiscal 1997 payments                                        (2,572)
-------------------------------------------------------------------
Restructuring accrual as of August 2, 1997                    $508
Fiscal 1998 additions                                           96
Fiscal 1998 payments                                          (422)
-------------------------------------------------------------------
Restructuring accrual as of August 1, 1998                    $182

The projected payout of the restructuring accrual balance as of August 1, 1998 which relates almost entirely to unpaid employee termination costs, is as follows:

First quarter 1999                                         $    42
Second quarter 1999                                            105
Third quarter 1999                                              10
Fourth quarter 1999                                             10
Beyond                                                          15
--------------------------------------------------------------------
Restructuring accrual as of August 1, 1998                 $   182

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Employee termination payments are generally paid out over a period of time rather than as one lump sum.

Results of Operations

The following is a summary of the Company's sources of revenue for each of fiscal 1998, 1997 and 1996:

(In thousands)
                                           1998           1997           1996
                                           ----           ----           ----
Sales:
   U.S.                                  $3,182         $4,241         $3,185
   Foreign                               85,742         74,127         95,691
                                         ------         ------         ------
                                         88,924         78,368         98,876
Service and other:
   U.S.                                   1,123          1,185            906
   Foreign                               61,398         62,568         79,759
                                         ------         ------         ------
                                         62,521         63,753         80,665
                                         ------         ------         ------

Total revenue                          $151,445       $142,121       $179,541
                                       ========       ========       ========


1998 Compared to 1997

During 1998, the Company had total revenue of $151.4 million, an increase of $9.3 million from the previous year. The increase in revenue was primarily due to the receipt of several new contracts awarded to the Company's Spanish, Italian and British subsidiaries and continued strong hardware sales in the Swedish subsidiary. This revenue increase reflects the offset of approximately $8.7 million, resulting from a stronger U.S. dollar, on average, during fiscal 1998, as compared to the same period of 1997.

Gross profit margins during 1998 were 27.0% compared with 29.5% for 1997. The decrease was primarily the result of a large volume of sales by a Northern European subsidiary of lower margin product and competitive pricing pressures worldwide partially offset by higher service margins due to continued cost cutting actions.

On October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years.

In previous fiscal years, included in non-operating income and expense were transaction gains or losses resulting from the strengthening or weakening of the U.S. dollar against foreign currencies. These exchange gains or losses related to short term intercompany notes and international subsidiary U.S. dollar denominated cash were offset by translation adjustment to Stockholders' Deficit and therefore, had no impact on the Company's financial position.

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long-term in nature and not payable in the foreseeable future. As a result, during fiscal year 1998, transaction gains of $57 thousand relating to these loans are included as a foreign currency adjustment to Stockholders' Deficit, which in prior years, would have been included in non-operating income and expense, as described above. During fiscal year 1997, a transaction gain of approximately $6.2 million was included in non-operating income but was offset by translation adjustment to Stockholders' Deficit.

Operating expenses (research and development plus selling, general & administrative) for 1998 were $35.8 million, a decrease of $1.7 million from the $37.5 million recorded in 1997. Approximately $1.5 million of the decrease is related to the effect of the strengthening U.S. dollar when compared with the same period a year ago. The Company recorded restructuring charges of $96 thousand during 1998, compared with $2.4 million recorded in the prior year. Research and development expenses increased from $2.1 million in 1997 to $2.5 million in 1998.

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

Included in non-operating income for 1997 is $6.2 million related to transaction gains resulting from the strengthening U.S. dollar against foreign currencies, as compared to a gain of $0.7 million for the prior year. These gains, caused by the strengthening U.S. dollar against certain foreign currencies, relate to
intercompany   notes  and  international   subsidiary  U.S.  dollar
denominated cash.

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

YEAR 2000 COMPLIANCE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities.

Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed (90%) of its assessment of all Information Technology ("IT") systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the company's significant information technology systems could be affected, particularly general ledger and the remaining financial systems (Billing, Inventory, etc.).

The Company has also assessed its non "IT" operating systems to insure compliance with Year 2000. Affected systems included those primarily related to the office and facilities' environment (telephone systems, security systems, etc.). While the Company has determined that some of these systems are not Year 2000 compliant, the Company intends to replace/modify these prior to July 31, 1999, and does not expect to have a material exposure with these systems.

The majority of the Company's products are purchased from third parties, who furnish products meeting the Company's specifications. The Company has obtained information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance. To date, the Company is not aware of any supplier/subcontractor Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that their suppliers will be Year 2000 ready. The inability of suppliers/sub-contractors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by suppliers is not determinable at this time.

The Company also sells a variety of proprietary software products which the Company developed. The Company is 90% complete with the assessment of Year 2000 compatibility of these software products and has made the results available on the Company's Internet "web" page and have communicated these results to customers on a demand basis.

For its information technology exposures, to date, the Company is approximately 10% complete on the remediation phase and expects to complete software reprogramming and replacement no later than August 1, 1999. Once software is reprogrammed and replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing and implementation phases for all significant systems is expected by August 1, 1999.

For operating equipment, the Company is beginning the remediation phases and expects to complete its remediation efforts by August 1, 1999.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.3 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.1 million (all expensed) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $1.0 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to the repair/replacement of hardware and software and will be expensed as incurred.

The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet fully completed all necessary phases of the Year 2000 program. In the event that the Company does not complete all phases, there could be circumstances in which the Company would be unable to automatically accept customer orders, ship products, invoice customers or collect payments. In these events, the Company would resort to a previously identified list of problem solving priorities, revert to some previous or manual operation and/or rely on previously identified outsourcing or incremental staffing opportunities.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer system product failure, such as, equipment shutdown, or failure to properly date business records. The amount of potential liability or lost revenue cannot be reasonable estimated at this time.

The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

NEW EUROPEAN CURRENCY

In January 1999, certain European countries are scheduled to introduce a new currency unit called the `euro'. In conjunction with the preparation for the year 2000, the Company is also modifying and/or adapting systems designed to properly handle the euro. The Company's subsidiaries will formally begin reporting in euro currency starting with the August 1999 results (FY 2000). While Datapoint will more than likely be required to deal with euro transactions prior to that time, the activity will primarily be done manually. The costs required to be able to accommodate the euro are combined with costs of becoming year 2000 compliant, and therefore not easily identifiable. However, they are not considered to be so significant so as to have a material effect on the Company's business. The projected costs and completion dates for the euro project are based upon management's best estimates. Actual results could differ materially from these estimates.

NEW ACCOUNTING STANDARDS

Comprehensive Income. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such item currently applicable to the Company is foreign currency translation adjustments and minimum pension liability adjustments. The Statement, which is required to be adopted by the Company in fiscal 1999, is not expected to materially change the Company's financial reporting or disclosures.

Segments. In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires companies to report selected segment information in interim financial statements to shareholders. The Company will adopt this new Statement in the first quarter of fiscal 1999; however, this new pronouncement will not change reported net financial results.

Software Revenue Recognition. In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2). SOP 97-2 sets forth guidelines for recognition of revenue for software sales. This SOP which is required to be adopted by the Company in fiscal 1999 is not expected to materially change the Company's financial reporting.

Market Risk Sensitive Instruments

Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies which represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. As such, the Company's operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in European countries, as a result of the sales of its products and services in these foreign markets. A hypothetical, uniform 10% strengthening of the dollar relative to the currencies in which the Company's sales were denominated would have resulted in a decrease to gross profit of approximately $3.3 million for the year ending August 2, 1998. This calculation assumes that each exchange rate would have changed in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

In addition, the Company has cash and intercompany receivables and payables which are denominated in various functional currencies of the subsidiaries and parent. At August 1, 1998, the result of a uniform 10% strengthening of the dollar relative to the currencies in which the Company's intercompany balances are denominated would result in $ 3.7 million of foreign currency transaction losses that would be reported as a translation adjustment to stockholders' deficit.

The Company's long term debt consists entirely of 8 7/8% convertible subordinated debentures. As of August 1, 1998, the carrying amount of these debentures was $58,115, with a fair value of $32,980, after consideration of repurchases through August 1, 1998. The following table presents the aggregate maturities and carrying amount of the debt principal.

                      Principal Amount by Expected Maturity
                          Fixed Interest Rate (8 7/8%)



                  1999    2000    2001   2002   2003  Thereafter  Total
Long Term Debt
   Fixed Rate     $3.1     $5.0   $5.0   $5.0   $5.0     $35.0     $58.1



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

ITEM 8.  Financial Statements and Supplementary Data.


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                      Page

Report of Ernst & Young LLP
    Independent Auditors                                               17

Consolidated Financial Statements

     Consolidated Statements of Operations for the fiscal
         years 1998, 1997 and 1996                                     18

     Consolidated Balance Sheets as of August 1, 1998
         and August 2, 1997                                            19

     Consolidated Statements of Cash Flows for the fiscal
         years 1998, 1997 and 1996                                     20

     Consolidated Statements of Stockholders' Deficit for the fiscal
         years 1998, 1997 and 1996                                     21

Notes to Consolidated Financial Statements                             22

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Datapoint Corporation

We have audited the accompanying consolidated balance sheets of Datapoint Corporation and subsidiaries (the Company) as of August 1, 1998, and August 2, 1997 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three fiscal years in the period ended August 1, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at August 1, 1998, and August 2, 1997 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended August 1, 1998 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                        Ernst & Young LLP



Dallas, Texas
October 26, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries Fiscal Years 1998, 1997 and 1996 (In thousands, except share and per share data)

                                                                            1998             1997              1996
-------------------------------------------------------------------------------------------------------------------

Revenue:
    Sales                                                                $88,924          $78,368           $98,876
    Service and other                                                     62,521           63,753            80,665
-------------------------------------------------------------------------------------------------------------------
        Total revenue                                                    151,445          142,121           179,541

Operating costs and expenses:
    Cost of sales                                                         70,029           58,060            72,483
    Cost of service and other                                             40,480           42,120            51,524
    Research and development                                               2,466            2,146             2,661
    Selling, general and administrative                                   33,300           35,337            51,593
    Reorganization/restructuring costs                                        96            2,425               263
-------------------------------------------------------------------------------------------------------------------
        Total operating costs and expenses                               146,371          140,088           178,524
-------------------------------------------------------------------------------------------------------------------

Operating  income                                                          5,074            2,033             1,017

Non-operating income (expense):
    Interest expense                                                      (6,148)          (6,776)           (8,619)
    Realized gain on sale of European based
      Auto Dealer Systems                                                     --               --            32,200
    Other, net                                                             1,195            5,924            (1,891)
--------------------------------------------------------------------------------------------------------------------
        Income before income taxes
           and extraordinary credit                                          121            1,181            22,707
Income taxes                                                               1,345                8             3,692
-------------------------------------------------------------------------------------------------------------------
        Income (loss) before extraordinary credit                        (1,224)           1,173            19,015

Extraordinary credit-debt extinguishment                                     555            1,210               327
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                          $(669)          $2,383           $19,342
===================================================================================================================
Net income (loss), adjusted for preferred stock dividends paid or accumulated plus gain on exchange and retirement of preferred
 stock - Net Income (loss) applicable to common                          $(1,391)          $5,184           $17,457
===================================================================================================================

Basic earnings (loss) per common share:
    Income (loss) before extraordinary credit                            $ (.11)             $.01             $1.28
      Gain on the exchange and retirement of preferred stock                  --              .24                --
    Extraordinary credit-debt extinguishment                                .03              .07               .02
-------------------------------------------------------------------------------------------------------------------
        Net income (loss) per common share                                $(.08)             $.32             $1.30
===================================================================================================================

Diluted earnings (loss) per common share:
    Income (loss) before extraordinary credit                            $ (.11)             $.01             $1.11
      Gain on the exchange and retirement of preferred stock                  --              .24                --
    Extraordinary credit-debt extinguishment                                 .03              .07               .02
-------------------------------------------------------------------------------------------------------------------
        Net income (loss) per common share                                $(.08)             $.32             $1.13
===================================================================================================================


Average common shares outstanding:
      Basic                                                           17,967,924       16,109,774        13,455,878
      Diluted                                                         17,967,924       16,337,163         17,193,091

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries August 1, 1998 and August 2, 1997 (In thousands, except share data)

                                                                                   1998               1997
----------------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                                                    $12,101           $15,490
    Restricted cash and cash equivalents                                             352               154
    Accounts receivable, net of allowance for doubtful
      accounts of $1,305 and $1,654, respectively                                 32,138            22,731
    Inventories                                                                    2,957             3,962
    Prepaid expenses and other current assets                                      3,259             3,003
----------------------------------------------------------------------------------------------------------
        Total current assets                                                      50,807            45,340

Fixed assets, net                                                                  9,468            11,764
Other assets, net                                                                  6,541             5,284
----------------------------------------------------------------------------------------------------------
                                                                                 $66,816           $62,388
==========================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
    Payables to banks                                                             $7,902            $7,346
    Current maturities of long-term debt                                              --               601
    Accounts payable                                                              17,341            12,209
    Accrued expenses                                                              22,592            20,865
    Deferred revenue                                                              11,643            11,386
    Income taxes payable                                                           1,898             1,272
----------------------------------------------------------------------------------------------------------
        Total current liabilities                                                 61,376            53,679

Long-term debt, exclusive of current maturities                                   58,115            60,875
Other liabilities                                                                 11,762            11,918

Commitments and contingencies

Stockholders' deficit:
    Preferred stock of $1.00 par value.  Shares  authorized  10,000,000;  shares issued  and  outstanding  721,976 in 1998 and  721,976 in 1997  (aggregate liquidation preference, including dividends in arrears,
      $17,327 in 1998 and $16,605 in 1997).                                          722               722
    Common stock of $0.25 par value.  Shares authorized 40,000,000; shares issued 20,991,217, including treasury shares of
      2,951,909 in 1998 and 3,203,102 in 1997.                                     5,248             5,248
    Other capital                                                                212,655           212,655
    Pension  liability adjustment                                                 (6,084)           (4,488)
    Foreign currency translation adjustment                                        6,242             4,613
    Retained deficit                                                            (278,655)         (276,202)
    Treasury stock, at cost                                                       (4,565)           (6,632)
-----------------------------------------------------------------------------------------------------------
        Total stockholders' deficit                                              (64,437)          (64,084)
-----------------------------------------------------------------------------------------------------------
                                                                                 $66,816           $62,388
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries Fiscal Years 1998, 1997 and 1996 (In thousands)

                                                                            1998           1997           1996
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                      $(669)        $2,383        $19,342
    Adjustments to reconcile net income (loss) to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                                        3,785          5,861          6,969
      Provision for losses (recoveries) on accounts receivable                33           (164)           170
      Realized gain on sale of property                                   (1,205)            --             --
      Realized gain on sale of EADS                                           --             --        (32,200)
      Gain on debt extinguishment                                           (555)        (1,210)          (327)
      Deferred income taxes                                                  836           (546)         1,420
      Changes in assets and liabilities:
       (Increase) Decrease in receivables                                 (7,515)         5,792          1,467
       (Increase) decrease in inventory                                    1,139           (969)         5,436
       Increase (Decrease) in accounts payable and accrued expenses        2,359        (14,472)        (6,503)
       Increase (Decrease) in other liabilities and deferred credits        (470)         5,496          2,482
        Use of restricted funds held in trust                                 --             --          3,018
      Other, net                                                             (11)           449             21
      --------------------------------------------------------------------------------------------------------
      Net cash provided from (used in) operating activities               (2,273)         2,620          1,295

Cash flows from investing activities:
    Payments for fixed assets                                             (2,354)        (3,580)        (3,725)
    Proceeds from the sale of EADS                                            --             --         29,450
    Proceeds from disposition of fixed assets                              3,200             --            278
    Other, net                                                               108           (612)          (217)
---------------------------------------------------------------------------------------------------------------
      Net cash provided from (used in) investing activities                  954         (4,192)        25,786

Cash flows from financing activities:
    Payments on borrowings                                               (84,939)       (18,272)       (44,963)
    Proceeds from borrowings                                              82,637         13,799         31,383
    Restricted cash for letters of credit                                   (198)           710          1,685
--------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                               (2,500)        (3,763)       (11,895)

Effect of foreign currency translation on cash                               430         (2,359)          (495)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (3,389)        (7,694)        14,691
Cash and cash equivalents at beginning of year                            15,490         23,184          8,493
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $12,101        $15,490        $23,184
==============================================================================================================

Cash payments for:
Interest                                                                  $6,188         $6,823         $8,625
Income taxes                                                                 807            891            514

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Datapoint Corporation and Subsidiaries Fiscal Years 1998, 1997, and 1996 (In thousands)



                                                                         Foreign
                                                    $1.00                Currency
                                        Common    Preferred   Paid In    Translation    Retained   Treasury
                                         Stock     Stock      Capital    Adjustment     Deficit     Stock       Other      Total
                                       --------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at July 29, 1995              $ 5,248    $  1,846    $212,630    $13,004    $(261,742)   $(45,102)   $    --     $(74,116)

Net income                                 --          --          --         --       19,342          --         --       19,342
Foreign currency translation
 adjustment                                --          --          --     (1,437)          --          --         --       (1,437)
Employment separation                      --          --          --         --       (2,082)      2,413         --          331
Executive retirement contribution          --          --          --         --       (1,031)      1,238         --          207
Preferred Stock conversion                 --         (28)         --         --         (439)        467         --          --
Common issued to 401(k) plan               --          --          --         --       (1,181)      1,366         --          185
Other                                      --          50          25         --       (1,093)      1,304         --          286

Balance at July 27, 1996              $ 5,248    $  1,868    $212,655    $11,567    $(248,226)   $(38,314)   $    --     $(55,202)

Net income                                 --          --          --         --        2,383          --         --        2,383
Foreign currency translation
 adjustment                                --          --          --     (6,954)          --          --         --       (6,954)
Pension liability adjustment               --          --          --         --           --          --     (4,488)      (4,488)
Preferred Stock conversion                 --      (1,146)         --         --      (29,582)     30,728         --           --
Common issued to 401(k) plan               --          --          --         --         (213)        241         --           28
Other                                      --          --          --         --         (564)        713         --          149

Balance at August 2, 1997             $ 5,248    $    722    $212,655     $4,613    $(276,202)   $ (6,632)   $(4,488)    $(64,084)

Net loss                                   --          --          --         --         (669)         --         --         (669)
Foreign currency translation
 adjustment                                --          --          --      1,629           --          --         --        1,629
Pension liability adjustment               --          --          --         --           --          --     (1,596)      (1,596)
Stock options exercised                (1,078)      1,312         234
Common issued to 401(k) plan               --          --          --         --          (59)         84         --           25
Executive retirement contribution          --          --        (658)       658           --
Other                                      --          --          --         --           11          13         --           24

Balance at August 1, 1998             $ 5,248    $    722    $212,655    $6,242     $(278,655)   $ (4,565)   $(6,084)    $(64,437)


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Datapoint Corporation and Subsidiaries August 1, 1998,  August 2, 1997
  and July 27, 1996
(Dollars in thousands, except share data)

1.  Summary of Significant Accounting Policies

Liquidity

The Company believes its available cash, cash equivalents and funds generated by operations will be sufficient to provide its working capital and cash requirements for fiscal 1999. In addition, management believes the Company will be able to discharge its obligations in the near term with cash generated from operations and other sources such as sale of selected assets and capital transactions.

Fiscal Year

The Company utilizes a 52-53 week fiscal year. References to 1998, 1997 and 1996 are for the fiscal years ended August 1, 1998, August 2, 1997 and July 27, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents include short-term, highly-liquid investments with maturities of three months or less from date of acquisition and, as a result, the carrying value approximates fair value because of the short maturity of those instruments.

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

Risk Concentration

Financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base and their dispersion across industries. The Company primarily sells to customers in Europe within, but not limited to, the banking, automotive, government, libraries, and telecommunications industries. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.


Debt

The carrying amount and the fair value of the Company's debt at August 1, 1998 are:
                                                                   Estimated
                                            Carrying Amount        Fair Value
8-7/8% convertible subordinated debentures       $58,115             $32,980

The fair value of the Company's 8-7/8% convertible subordinated debentures is based on a quoted market price at July 31, 1998.

Translation of Foreign Currencies

Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies which represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year.

Reclassifications

Certain reclassifications to the financial statements for prior years have been made to conform to the 1998 presentation.

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


Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB Statement No. 109.

No tax provision has been made for the undistributed earnings of foreign subsidiaries as management expects these earnings to be reinvested indefinitely or received substantially free of additional tax.

Net Income (Loss) per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which became effective for the Company's financial statements beginning with the period ending January 31, 1998. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The Company adopted this new standard during the second quarter of fiscal year 1998. The 1998, 1997 and 1996 computations include the effect of dividends paid or accumulated on preferred stock of $722, $1,009, and $1,885, respectively.


                                      1998                     1997                        1996
                                      ----                     ----                        ----
                             Income   Shares  EPS      Income  Shares   EPS       Income    Shares      EPS
--------------------------------------------------------------------------------------------------------------
Income (loss)  before extraordinary
  credit                     $(1,224)                    $1,173                  $19,015
Preferred stock dividends
  accumulated                   (722)                    (1,009)                  (1,885)
Gain on the exchange and
  retirement of preferred stock  --                       3,810                       --
Extraordinary credit             555                      1,210                      327                 __
------------------------------------------------------------------------------------------------------------
Basic EPS                    $(1,391) 17,968 $(.08)      $5,184    16,110 $.32   $17,457     13,456    $1.30
-------------------------------------------------------------------------------------------------------------

Dilutives:
  Stock Options                   --      --                 --       227                          1
  Convertible preferred stock     --      --                 --        --           1,885      3,736      __
  ----------------------------------------------------------------------------------------------------------
Diluted EPS                  $(1,391) 17,968 $(.08)      $5,184    16,337 $.32   $19,342     17,193    $1.13
-------------------------------------------------------------------------------------------------------------

The EPS computations for fiscal years 1998, 1997 and 1996 exclude the following shares for stock options and convertible debentures because their effect would have been antidilutive:

                                      1998           1997             1996
                                      ----           ----             ----
    Stock options                     3,711           1,183          1,762
    Convertible preferred stock       1,444           1,444             --
    Convertible debentures            3,210           3,357          3,516


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Reorganization/Restructuring Costs

                                         1998         1997          1996
------------------------------------------------------------------------
Employee termination costs                 $96        $2,425        $251
Asset write-offs                            --            --          12
------------------------------------------------------------------------
                                           $96        $2,425        $263
========================================================================

The Company's 1998, 1997, and 1996 restructuring charges primarily have been driven by management's efforts to implement cost cutting measures in light of its overall plan to return to profitability. At August 1, 1998, accrued but unpaid restructuring costs were $182.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Employee termination payments are generally paid out over a period of time rather than as one lump sum.

3.  Non-operating Income (Expense)
                                           1998          1997         1996
--------------------------------------------------------------------------
Interest earned                            $518          $526         $421
Foreign currency gains (losses)            (104)        6,195          728
Litigation settlements                       --            --       (2,945)
Gain on the sale of  buildings            1,205            --           --
Other                                      (424)         (797)         (95)
---------------------------------------------------------------------------
                                         $1,195        $5,924      $(1,891)
===========================================================================

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long-term in nature and not payable in the foreseeable future. As a result, during fiscal year 1998, transaction gains of $57 thousand relating to these loans are included as a foreign currency adjustment to Stockholders' Deficit, which in prior years, would have been included in non-operating income and expense. During fiscal year 1997, a transaction gain of approximately $6.2 million was included in non-operating income but was offset by translation adjustment to Stockholders' Deficit.


4.  Income Taxes

The provision for taxes consisted of the following:
                                                 1998         1997         1996
-------------------------------------------------------------------------------
Income (loss) before income taxes
  and extraordinary credit:
    U.S.                                      $(5,655)     $(3,262)       $(771)
    Outside the U.S.                            5,776        4,443       23,478
-------------------------------------------------------------------------------
                                                 $121       $1,181      $22,707
===============================================================================

Provision for income taxes:
U.S. federal:
    Current                                        $--          $--          $6
Outside the U.S.:
    Current                                       509          554        2,266
    Deferred                                      836         (546)       1,420
-------------------------------------------------------------------------------
                                                1,345            8        3,686
-------------------------------------------------------------------------------
Total provision                                $1,345           $8       $3,692
===============================================================================

The differences between the tax provision in the financial statements and the tax benefit computed at the U.S. federal statutory rates are:

                                                   1998      1997      1996
---------------------------------------------------------------------------
Income taxes  at statutory rate                     $42      $413    $7,947
Increase in taxes resulting from:

Benefit of U.S. tax loss not recognized           2,057     1,137       262
Foreign losses and other transactions on
 which a tax benefit could not be recognized         33        14       573
Effect of foreign tax refunds and U.S. tax
 associated with dividends paid                      --        --         6
Effect of federal tax rate less than
 (greater than) foreign tax rates                    190       152      (539)
Benefit of operating loss carryforwards             (979)   (1,713)   (4,566)
Other, net                                             2         5         9
---------------------------------------------------------------------------
Provision for income taxes                        $1,345        $8    $3,692
===========================================================================

The undistributed earnings, indefinitely reinvested in international business, of the Company's foreign subsidiaries aggregated approximately $32,000 at August 1, 1998. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

The primary components of deferred income tax assets and liabilities are as follows:

                                                          1998         1997
Deferred income tax assets:
   Property, plant and equipment                        $1,769       $3,848
   Loss and credit carryforwards                        74,641       72,035
   Accrued restructuring costs                              64          178
   Other                                                 4,071        6,328
---------------------------------------------------------------------------
                                                        80,545       82,389
Less:  valuation allowance                              76,854       78,971
---------------------------------------------------------------------------
                                                         3,691        3,418
Deferred income tax liabilities:
   Accrued retirement costs                               (461)        (441)
   Foreign exchange gains                                 (837)        (578)
   Other                                                  (716)        (672)
---------------------------------------------------------------------------
                                                        (2,014)      (1,691)
Net deferred income tax asset                           $1,677       $1,727
===========================================================================

At August 1, 1998, the net deferred income tax asset of $1,677 was presented in the balance sheet, based on tax jurisdiction, as other assets of $3,691 and other liabilities of $2,014. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdictions prior to the expiration of loss and credit carryforwards. Management believes that more likely than not, certain deferred tax assets will not be fully realized in the near future and has therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

At August 1, 1998, the Company had tax operating loss carryforwards approximating $184,000 and $17,000 for U.S.federal and foreign tax purposes, respectively, expiring in various amounts beginning in 2001 and 1999, respectively. U.S. Federal long-term capital loss carryforwards of $362 expire in various amounts beginning in 2000. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company.

The Company had unused investment, research, and alternative minimum tax credits for income tax purposes at August 1, 1998 of approximately $3,000 expiring at various dates through 2001 which may be used to offset future tax liabilities of the Company. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

5.  Inventories
                                                 1998         1997

Finished and purchased products                $1,911       $2,742
Work in process                                   972        1,077
Raw materials                                      74          143
------------------------------------------------------------------
                                               $2,957       $3,962

6.  Fixed Assets

                                                                Accumulated
                                                     Cost       Depreciation     Net

August 1, 1998
Property, plant and equipment:
 Buildings and land improvements                    $11,723       $7,433       $4,290
 Machinery, equipment, furniture and fixtures        21,821       18,558        3,263
    ------------------------------------------------------------------------------------
                                                     33,544       25,991        7,553
Field support spares                                 12,360       10,463        1,897
Equipment leased to customers                           383          365           18
----------------------------------------------------------------------------------------
                                                    $46,287      $36,819       $9,468
========================================================================================

August 2, 1997
Property, plant and equipment:
 Buildings and land improvements                    $15,050      $10,799       $4,251
 Machinery, equipment, furniture and fixtures        34,417       29,766        4,651
 Land                                                 1,237           --        1,237
----------------------------------------------------------------------------------------
                                                     50,704       40,565       10,139
Field support spares                                 12,626       11,001        1,625
Equipment leased to customers                         3,243        3,243           --
----------------------------------------------------------------------------------------
                                                    $66,573      $54,809      $11,764
========================================================================================

In addition, on October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years.

During fiscal year 1997, the Company disposed of fully depreciated and non-utilized fixed assets with an approximate cost and accumulated depreciation of $62.5 million.

Subsequent to year-end, the Company signed a letter of intent to sell the building it owns in Gouda, Netherlands to a private unaffiliated group for approximately $2.2 million (net of mortgage obligations and closing costs). The sales contract provides for the leaseback by the Company of approximately 18,000 square feet for an initial lease term of five years and approximately 12,000 square feet for an initial lease term of one year. The Company closed on the sale of the building on October 26, 1998.

7.  Lease Commitments

The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases for 1998, 1997 and 1996 was $4,419, $5,933, and $7,386, respectively. Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

At August 1, 1998, future minimum lease payments for all noncancelable leases totaled $16,900 and are payable as follows: 1999-$3,822; 2000-$3,434; 2001-$2,532; 2002-$2,094; 2003-$1,824 and $3,194 thereafter.

8.  Payables to Bank

As of August 1, 1998, the Company had included in payables to banks an amount of $1,906 and $1,747, payable by the Dutch and U.K. subsidiaries, respectively, to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The Dutch loan was secured by the building that the Company's Dutch subsidiary owned in the Netherlands, and by certain receivables of the Dutch subsidiary. Subsequent to year-end, the Company sold the Dutch building (as described above) and from the proceeds paid the $1,906 Dutch subsidiary obligation. The U.K. loan is secured by certain receivables of the U.K. subsidiary.

The Company has available lines of credit from foreign banks to its foreign subsidiaries. The unused lines of credit at August 1, 1998, totaled $7.1 million after borrowings of $7.9 million. The availability of the unused lines of credit is subject to certain collateral restrictions.The weighted average interest rate for these short term borrowings as of the fiscal year end was 7.2% , 7.7%, 9.0% for 1998, 1997, and 1996, respectively.

9.  Accrued Expenses
                                                            1998        1997
----------------------------------------------------------------------------
Salaries, commissions, bonuses and other benefits        $11,955      $7,528
Taxes other than income taxes                              4,147       4,612
Reorganization/restructuring costs                           182         508
Other                                                      6,308       8,217
----------------------------------------------------------------------------
                                                         $22,592     $20,865

10.  Long-Term Debt
                                                            1998        1997
----------------------------------------------------------------------------
8-7/8% convertible subordinated debentures               $58,115     $60,783
6.5% to 9.0% real estate notes                                --         294
Other obligations                                             --         399

                                                          58,115      61,476
Less: current maturities of long-term debt                    --         601
----------------------------------------------------------------------------
                                                         $58,115     $60,875
============================================================================

Interest on the 8-7/8% convertible subordinated debentures is payable semiannually on June 1 and December 1. The debentures are subordinated in right of payments to all senior indebtedness, as defined, and are convertible into common stock of the Company at any time prior to the close of business on June 1, 2006, unless previously redeemed. Each one thousand dollar principal amount debenture is convertible into 55.231 shares of common stock and, as of August 1, 1998, there were 3,209,750 shares reserved for possible issuance. The debentures are entitled to a mandatory sinking fund, which commenced June 1, 1991, of $5,000 annually. The Company, at its option, may increase the sinking fund payment to $10,000 and may also receive credit against mandatory sinking fund payments for debentures acquired through means other than the sinking fund. The Company has applied $40,000 in previous debenture retirements against the sinking fund requirements for 1991 through 1998. The Company also intends to apply previous debenture retirements of $1,885 through August 1, 1998, against the sinking fund requirements for 1999. The debentures are also redeemable at the option of the Company, in whole or in part, at any time at 100% of the principal amount together with accrued interest to the date of redemption. During fiscal 1998, the Company repurchased debentures with a total face value of $2,668, resulting in an extraordinary gain of $555, with no related income taxes. Subsequent to August 1, 1998, the Company repurchased debentures with a face value of $2,434 resulting in extraordinary gains of $1,284 as of October 7, 1998.

Aggregate scheduled maturities, after consideration of repurchases through August 1, 1998, of long-term debt are as follows: 1999--$3,115; 2000--$5,000;
2001--$5,000; 2002--$5,000; 2003--$5,000, and $35,000 thereafter.

11.  Stockholders' Deficit

Throughout 1998, employees of the Company exercised 158,931 options for shares of common stock. Additionally, the Company issued 10,031 shares from common stock held in treasury to participants in the U.S. 401(k) retirement and savings plan.

The $1.00 preferred stock has a liquidation preference of $20.00 per share and cumulative dividends of $1.00 annually. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock has the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. In addition, as a result of the dividend arrearages the number of directors constituting the Board of Directors of the Company was increased by two with the vote of the holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock). These rights continue until such time as the arrearages have been paid in full. Dividends of $2,888 and $2,166 were accumulated and unpaid at August 1, 1998 and August 2, 1997, respectively.

During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "exchange offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for
3.25 shares of Common Stock. The exchange offer expired December 10, 1996. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders in 1997 and related per share amounts, a gain of $3,810 on exchange and retirement of preferred stock was added to net income. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock.

12.  Stock Option Plans

At August 1, 1998, 5,594,473 shares were reserved for issuance in connection with the Company's employee stock option plans. Total options outstanding for these plans total 3,411,169.

On January 28, 1998, the stockholders approved a 1997 Employee Stock Option Plan. The plan is similar to the Company's previous employee stock option plans. Under the Company's employee stock option plans, officers and other key employees may be granted options to purchase common stock and related stock appreciation rights. Under the terms of these plans, options may be granted at no less than 75% of fair market value and expire no later than ten years from the date of grant. The Board may grant options exercisable in full or in installments, and has generally granted options at fair market value exercisable in two to four installments beginning one year from the date of grant. In the event of a change of control in the Company, all stock options would fully vest. As of August 1, 1998 and August 2, 1997, options for 1,083,067 and 833,671 shares, respectively, under the employee plans were exercisable and no stock appreciation rights had been granted. Options outstanding as of August 1, 1998 have an average exercise price of $2.85 and expire during the period September 2001 through March 2008.

                                         Employee Stock Option Plans
                                     Price Range          Number of Shares
                                       of Shares        Under      Available
                                    Under Option       Option     for Option

Outstanding at July 29, 1995          $1.38-8.00    1,441,992        425,830
----------------------------------------------------------------------------
Granted                                1.06-1.94      413,500       (413,500)
Canceled                               1.38-6.75     (667,321)       667,321
Expired                                       --           --       (109,418)
-----------------------------------------------------------------------------
Outstanding at July 27, 1996          $1.06-8.00    1,188,171        570,233
----------------------------------------------------------------------------
Authorized                                    --           --      2,000,000
Granted                                $.94-1.44    1,022,800     (1,022,800)
Exercised                                   1.38       (5,000)            --
----------------------------------------------------------------------------
Outstanding at August 2, 1997          $.94-8.00    2,205,971      1,547,433
----------------------------------------------------------------------------
Authorized                                    --           --      2,000,000
Granted                               $2.56-4.00    1,718,300     (1,718,300)
Exercised                               .94-2.69     (158,931)            --
Canceled                                .94-8.00     (354,171)       354,171
----------------------------------------------------------------------------
Outstanding at August 1, 1998          $.94-7.25    3,411,169      2,183,304
============================================================================
On December 10, 1996, the stockholders approved a 1996 Director Stock Option Plan. The plan is similar to the Company's previous director stock option plans. The 1996 Director Plan provides for a one-time grant of an option to purchase, at fair market value as of the date of the grant, 25,000 shares of common stock to each director, and an additional 50,000 shares to the present and any newly elected Chairman of the Board. A maximum of 500,000 shares of common stock are reserved for the issuance of grants under the 1996 Director Plan, and the options, which vest immediately upon grant, expire five years from the date of grant. Total director options outstanding as of August 1, 1998, total 300,000 with a weighted average exercise price of $1.65 and expire during the period December 1998 through June 2002. No stock option grants were made to directors in 1998.

                                           Director Stock Option Plans
                                    Price Range             Number of Shares
                                    of Shares            Under      Available
                                    Under Option        Option     for Option

Outstanding at July 29, 1995           $1.88-6.31      215,000        300,000
-----------------------------------------------------------------------------
Expired                                      1.88      (25,000)            --
-----------------------------------------------------------------------------
Outstanding at July 27, 1996           $2.50-6.31      190,000        300,000
-----------------------------------------------------------------------------
Authorized                                     --           --        500,000
Granted                                $1.19-1.63      275,000       (275,000)
Expired                                $1.88-2.50     (165,000)            --
-----------------------------------------------------------------------------
Outstanding at August 2, 1997          $1.19-6.31      300,000        525,000
-----------------------------------------------------------------------------
Authorized                                     --           --             --
Granted                                        --           --             --
Expired                                        --           --             --
-----------------------------------------------------------------------------
Outstanding at August 1, 1998          $1.19-6.31      300,000        525,000
-----------------------------------------------------------------------------

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

Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value of the options at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below. Because options vest over several years and additional grants are expected, the effects of the calculations below are not likely to be representative of similar future calculations:

(In thousands, except per share amounts)
                                                      1998    1997       1996
                                                     ------------------------
Net income (loss)--As reported                      $(669)   $2,383   $19,342
                 --Pro forma                       (1,395)    2,046    19,265
Basic earnings (loss) per share--As reported        $(.08)     $.32     $1.30
                               --Pro forma           (.12)      .30     $1.30

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                 1998       1997         1996
Risk-free interest rate
     Employee stock option                       5.85%       6.20%       5.87%
     Board of director stock option                --        6.23%         --
Expected dividend yield
     Employee stock option                          0           0           0
     Board of director stock option                --           0          --
Expected volatility
     Employee stock option                       .653       .668         .668
     Board of director stock option                --       .668           --
Expected lives
     Employee stock option                          6          6            6
     Board of director stock option                --          3           --
Weighted average remaining contractual life
     Employee stock option                        10          10           10
     Board of director stock option               --           5           --

The weighted average fair value of options granted for the employee stock option plans in 1998, 1997 and 1996 was $1.84, $.99, and $1.52, respectively and for the board of director options in 1997 was $1.23.

Summarized information about stock options outstanding as of August 1, 1998, is as follows:

Range of Exercise Prices            $0.94-$1.94      $2.56-$4.94   $5.25-$7.25
------------------------------------------------------------------------------
Number of shares outstanding        1,347,369        2,122,300     241,500

Weighted average exercise price
 of shares outstanding               $1.38            $3.55         $5.75

Weighted average remaining
   contractual life                 7.0 years        8.9 years    4.6 years

Number of shares exercisable        719,566          422,000       241,500

Weighted average exercise
   price of shares exercisable      $1.18            $2.77         $5.75

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

International Operations

The Company conducts the majority of its international marketing and service operations through its subsidiaries and, to a lesser extent, through various distributorship arrangements. For products manufactured domestically, the Company's policy is to transfer such products to and between affiliates at prices which reflect market conditions. Financial information on a geographic basis follows:

                                                1998         1997       1996
------------------------------------------------------------------------------
Revenue - unaffiliated customers:
  United States - domestic                    $4,305       $5,426       $4,090
                - export sales                 3,157        2,088        3,529
  Europe                                     143,471      133,845      170,806
  Other international                            512          762        1,116
------------------------------------------------------------------------------
Total revenue from unaffiliated customers    151,445      142,121      179,541

Revenue - intercompany:
  United States                                1,219        2,450        4,572
  Europe                                          56           81          105
  Eliminations                                (1,275)      (2,531)      (4,677)
 ------------------------------------------------------------------------------
Total consolidated revenue                  $151,445     $142,121     $179,541
==============================================================================

Operating income (loss):
  United States                              $(7,343)     $(5,340)    $(11,671)
  Europe                                      12,582        7,153       11,832
  Other international                            154          154          444
  Eliminations                                  (319)          66          412
------------------------------------------------------------------------------
Total operating income                        $5,074       $2,033       $1,017
==============================================================================
Identifiable assets:
  United States                               $5,648       $8,212      $16,471
  Europe                                      61,542       55,558       82,497
  Other international                            119          253          239
   Eliminations                                 (493)      (1,635)      (5,389)
-------------------------------------------------------------------------------
Total identifiable assets                    $66,816      $62,388      $93,818
==============================================================================

14.  Retirement Income Plans

Retirement expenses incurred by the Company were as follows:

                                          1998         1997          1996
-------------------------------------------------------------------------
U.S.:
  Matching contributions                   $51          $47           $55
Outside the U.S.:
  Defined benefit plans                  2,047        1,059         1,279
  Other plans                              712          730           970
-------------------------------------------------------------------------
                                         2,759        1,789         2,249
-------------------------------------------------------------------------
                                        $2,810       $1,836        $2,304
=========================================================================


U.S. Plans

The Company has adopted a 401(k) retirement and savings plan which covers all full-time employees who have been employed for at least 12 months. The Company's retirement and savings plan contribution has been a 25% matching contribution for employee contributions up to 5% of each employee's compensation. At the Board's discretion, the Company may also contribute a profit sharing amount to the plan that is contingent upon the performance level of the Company.

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. For the fiscal year ended August 1, 1998, the Company did not make a contribution, however for the fiscal years ended August 2, 1997, and July 27, 1996, the Company approved the contribution of 92,500 shares of its common stock and 50,000 shares of its Preferred Stock, respectively, to the plan for credit to the accounts of various executive officers. The shares of preferred stock were converted into 162,500 shares of common stock on December 10, 1996, as a result of the exchange offer. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria which is based upon length of employment with the Company.

Plans Outside the U.S.

Most of the Company's foreign subsidiaries provide retirement income plans which conform to the practice of the country in which they do business. The types of company-sponsored plans in use are defined benefit and defined contribution.

Five of the Company's subsidiaries, including the United Kingdom, utilize defined benefit plans with employee benefits generally being based on years of service and wages near retirement. The plans cover all full-time employees who have been employed for at least 12 months. Obligations under these plans are funded primarily through fixed rate of return investments, mostly insurance policies, except for Germany where reserves are established for the obligations. The Trustees of the Company's United Kingdom subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $6.7 million in the Edelman Value Fund, Ltd., a related party, as of August 1, 1998. The United Kingdom's defined benefit plan was capped and was converted to a defined contribution plan in fiscal year 1993.

The Company's United Kingdom subsidiary has a defined contribution plan. The plan covers all full-time salaried employees who have been employed for at least 12 months and contributions are based upon a percentage of compensation. Obligations under this plan are funded primarily through deposits in pooled investments.

                                          1998         1997          1996
-------------------------------------------------------------------------
Defined benefit plans:
 Service cost                             $275         $417          $659
 Interest cost                           2,325        2,255         2,219
 Actual return on assets                (2,388)      (2,950)       (2,508)
 Net amortization and deferral           1,835        1,337           909
 ------------------------------------------------------------------------
Net pension cost                        $2,047       $1,059        $1,279
=========================================================================

The funded plan status at August 1, 1998 and August 2, 1997 was as follows (all plans were underfunded):

                                                     1998            1997
-----------------------------------------------------------------------------
Actuarial present value of:

 Vested benefits                                   $34,690            $30,237
Accumulated benefit obligations                    $34,690            $30,244
 Projected benefit obligations                     $35,671            $31,207
Plan assets at fair value                          $25,154            $24,786
-----------------------------------------------------------------------------
Plan assets in excess of  (less than) projected
 benefit obligation                                (10,517)            (6,421)
   Unrecognized past service cost                      334                233
   Unrecognized net (gain) loss                      8,986              6,788
   Unrecognized transition net loss                    599                609
Minimum pension liability adjustment                (9,230)            (6,698)
------------------------------------------------------------------------------
Accrued pension cost                               $(9,828)           $(5,489)
===============================================================================

Unrecognized gains and losses are amortized on a straight-line basis over five years.

Actuarial assumptions used to determine funded status for 1998, 1997 and 1996 varied between subsidiaries. Discount rates used to determine projected benefit obligations range from 4.5% to 7.6% in both 1998 and 1997 and from 5.0% to 9.0% in 1996. Rates of increase in future compensation levels were 3% in 1998 and ranged from 3.0% to 3.5% in both 1997 and 1996. The long-term rates of return on plan investments range from 4.5% to 8.0% in 1998, from 4.5% to 10.0% in 1997, and from 5.0% to 10.0% in 1996.

15.  Certain Relationships and Related Transactions

Director Agranoff is the Company's Vice President, General Counsel and Corporate Secretary, and a member of the law firm Pryor, Cashman, Sherman, & Flynn. During the fiscal years 1998, 1997, and 1996, Datapoint paid legal fees of $0, $374, and $485, respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, for legal services provided by attorneys other than Mr. Agranoff.

During fiscal year 1998 and 1997, the Company paid office rent and secretarial expenses of $69 and $73, respectively, to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

The Trustees of the Company's United Kingdom subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $6.7 million in the Edelman Value Fund, Ltd., a related party, as of August 1, 1998.

On June 29, 1998, the Company had signed a letter of intent, which subsequently expired on August 20, 1998, to acquire Dimensional Media Associates ("DMA"). Mr. Robert D. Summer is the president of DMA and a board member of Datapoint. In addition to the letter, Datapoint advanced DMA $200. This advance is secured by a promissory note, payment of which has been guaranteed by a principal of DMA.


16.  Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability in relation to the financial position and results of operations.


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
                                                                    Director/
                    Age as of                                        Officer
    Name          Aug. 1, 1998  Position                              Since
A. B. Edelman            58     Director-Chairman of the Board
                                  and Chief Executive Officer          1985
B. D. Thomas             47     President , Chief Operating Officer
                                  and Director                         1992
R. G. Conn               62     Vice President and
                                  Chief Financial Officer              1997
P. P. Krumb              56     Vice President, Special Assistant
                                  to the Chairman and Director         1994
G. N. Agranoff           51     Vice President, General Counsel,
                                  Corporate Secretary and Director     1994
                                  and Director
I. J. Garfinkel          61     Director                               1991
D. R. Kail               63     Director                               1985
C. F. Robinson           52     Director                               1996
D. M. M. Ruffat          62     Director                               1993
R. D. Summer             65     Director                               1996
R. Edmonds               53     Vice President, Technical Services     1996
W. Gevers                61     Vice President, OSN                    1996
J. R.  Perkins           50     Vice President, Development            1996

    The principal occupations and business experience of each of the current directors and executive officers of the Company are described below.

     ASHER B. EDELMAN, age 58, joined Datapoint's Board of Directors as its Chairman in March 1985, and has served in that capacity and as Chairman of its Executive Committee to the present date, and as Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. since June 1984. Mr. Edelman is a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation, and is a General Partner and Manager of various investment partnerships and funds. The principal business address of Mr. Edelman is Ch. Pecholettaz 9, 1066 EPALINGES, Switzerland.

    BLAKE D. THOMAS, age 47, is currently the President and Chief Operating Officer of the Company. He is President of Blake D. Thomas, Inc., a corporation that, until 1991, published The Thomas Report, an investment newspaper that specialized in evaluating stocks traded on the New York Stock Exchange, was General Partner of Mainsail Limited Partnership from 1990 until its dissolution in December 1992; has been since 1990, General Partner of Foresail Limited Partnership, which is engaged in the business of investing in listed securities; and has been since November 1991 President of Symba, Inc., which until April 1996 was the General Partner of Windward Limited Partnership. Windward was engaged in the business of investing in listed securities and was dissolved in April 1996. He has served as a director of Datapoint since 1992. He also served from August 1994 through December 1995 as a special consultant for the Board on Datapoint general management and business affairs. In December 1995 he assumed the position of Chief Operating Officer and in 1997 was appointed President, as well. The principal business address of Mr. Thomas is 4 rue d'Aguesseau 75008, Paris, France.

    RONALD  G.  CONN,  age 62,  joined  Datapoint  as Vice  President  and Chief
Financial Officer in June 1997. Mr. Conn most recently was with the architectural/engineering firm of Pellham-Phillips-Hagerman as chief executive officer for two years. Prior to that, he owned and operated a wood products manufacturing and retail sales business for 18 years, and was general manager of one of the most successful midwestern theme parks for seven years prior to that. The principal business address of Mr. Conn is 4 rue d'Aguesseau 75008, Paris, France.

     PHILLIP P. KRUMB, age 56, is currently Vice President and Special Assistant to the Chairman. Mr. Krumb joined the Company in September 1994 and was Vice President and Chief Financial Officer from September 1994 to June 1997. Prior to joining the Company he was employed by IOMEGA Corporation for 7 years as Senior Vice President Finance and Chief Financial Officer. The principal business address of Mr. Krumb is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

     GERALD N. AGRANOFF, age 51, is currently Vice President, General Counsel and Corporate Secretary of Datapoint. Mr. Agranoff is a General Partner of Asco Partners, the General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and a General Partner of Plaza Securities Company. He has been affiliated with these companies for more than five years. Mr.
Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities, The American Energy Group, Ltd., and Canal Capital Corporation, and AgriFoods International, Inc. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years. The principal business address of Mr. Agranoff is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

    IRVING J. GARFINKEL, age 61, has been a General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) for more than five years. Mr. Garfinkel also has been a General Partner and controller of Plaza Securities Company for more than the past five years. He has served as a director of Datapoint since 1991, and is Chairman of the Audit Committee and serves on the Compensation Committee. The principal business address of Mr. Garfinkel is 717 Fifth Avenue, 4th Floor, Suite 407, New York, New York 10022.

    DANIEL R. KAIL, age 63, has been Managing Trustee of Management Assistance Inc. Liquidating Trust from January 1986 to December 31, 1996, and prior thereto had been a director, Executive Vice President and Chief Operating Officer since October 1984 of Management Assistance Inc., a computer manufacturing and servicing company. He also was a director and Executive Vice President of Canal Capital Corporation from 1987 until 1991. He has served as a director of Datapoint since 1985 and is Chairman of the Compensation Committee and a member of the Audit Committee. The principal business address of Mr. Kail is 105 North Avenue, Westport, Connecticut 06880.

    CHARLES F. ROBINSON, age 52, has been General Partner of Anglo-American Financial since its inception in 1979. He is a Director and Senior Vice-President of Anglo-American Investor Services Corp. Anglo-American Financial was one of the first market makers in stripped bonds. Through its subsidiaries, Anglo-American Financial has also acted as an options broker on the London Stock Exchange, an SEC registered Investment Advisor, and an NASD and SIPC broker-dealer selling fixed-income securities to financial institutions and individuals. He was a Chartered Accountant with Arthur Young in London where he was responsible for developing the firm's computer auditing procedures in the United Kingdom. Mr. Robinson obtained a Senior Optima in mathematics at Cambridge University and is a Fellow of the Institute of Chartered Accountants in England and Wales. The principal business address of Mr. Robinson is FSI/Anglo-American Financial, 675 Berkmar Court, Charlottesville, Virginia 22901.

    DIDIER M. M. RUFFAT, age 62, was most recently the Vice President of Digital Equipment Europe and the Managing Director of Digital Equipment France. He has served for 25 years in various capacities with France's BULL computer group, most recently as President and Chief Executive Officer of BULL Europe, and previously in senior executive positions in sales, marketing and finance. He has served as a director of Datapoint since December 1993 and is a member of the Compensation Committee. The principal business address of Mr. Ruffat is 37, rue de Chezy, 92200 Neuilly, S/Seine, FRANCE.

    ROBERT D. SUMMER, age 65, is currently President and Chief Executive Officer of Dimensional Media Associates, Inc. ("DMA"). Mr. Summer joined DMA after holding a series of high level positions in the music industry. As President and Chief Executive Officer, he guides DMA's transition from invention and product development to full operations, including the rollout of consumer, commercial and medical products. The company markets proprietary 3D optical technologies. Before joining DMA in 1995, Mr. Summer served as Executive Vice President, Sony Music Entertainment; and concurrently as President, Sony Entertainment European Community Affairs, representing the corporation's software interests to international government groups. He joined CBS Records International in 1986 as President and continued in that position through the company's acquisition by Sony in 1988. Mr. Summer joined CBS Records after nearly three decades with RCA Records, where he served in key executive posts including President, RCA/Ariola (now BMG); President, RCA Records; Vice President, RCA Records USA; Vice President, RCA Records International; and President, RCA Red Seal, the company's classical music division. Mr. Summer has served as Chairman of the Recording Industry Association of American (RIAA) and Vice President and member of The Board of Directors of the International Federation of the Phonographic Industry
(IFPI) where he served as a key negotiator for the industry. He received his bachelor's degree in engineering from Carnegie Mellon University in 1955. The principal business address of Mr. Summer is Dimensional Media Associates, Inc., 22 West 19th Street, New York, New York 10011.

     ROGER EDMONDS, age 53, was promoted to Vice President, Technical Services in February 1996. Mr. Edmonds joined the Company's United Kingdom subsidiary in 1972 as Project Leader, and has held various management positions within the Company. Mr. Edmonds is also currently Technical Director of the U.K. subsidiary. The principal business address of Mr. Edmonds is Datapoint House, 400 North Circular Road, London NW10 0JG.

    WALTER GEVERS, age 61, was promoted to Vice President, OSN in March 1996. Mr. Gevers joined the Company as Managing Director, Datapoint Belgium in January 1983. Prior to joining the Company, Mr. Gevers was employed by SAIT Electronics, Datapoint's distributor in Belgium, for nineteen years as Sales Manager. The principal business address of Mr. Gevers is rue de la Fusee 100, 1130 Bruxelles, Belgium.

     JOHN R. PERKINS, age 50, was promoted to Vice President, Development & Production in May 1996. Mr. Perkins joined the Company as Director, Engineering in 1981. Prior to joining the Company, Mr. Perkins was employed by General Electric Information Services Company as Market Planner. The principal business address of Mr. Perkins is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

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

The Audit Committee annually recommends to the Board of Directors the independent auditors for the Company and its subsidiaries. They meet with the independent auditors concerning the audit; evaluate non-audit services and the financial statements and accounting developments that may affect the Company; meet with management concerning matters similar to those discussed with the outside auditors; and make reports and recommendations to the Board of Directors and the Company's management and independent auditors from time to time as it deems appropriate. The Committee met 6 times during the fiscal year ended August 1, 1998.

The Compensation Committee makes salary recommendations regarding senior management to the Board of Directors and administers the Company's Bonus and Stock Option Plan as described below. The Committee met 2 times during the fiscal year ended August 1, 1998.

Meetings of the Board of Directors and Committees

The Board of Directors met 3 times during the fiscal year ended August 1, 1998. Each director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors (held during the period of his service) and
(b) the total number of meetings held by all committees of the Board on which he served (during the period that he served).

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Datapoint believes that, during the fiscal year ended August 1, 1998, its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934

ITEM 11  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors who are employees of Datapoint receive no additional compensation for serving on the Board of Directors or its committees. Each director who is not an employee of Datapoint receives fees as follows: Each non-employee director receives an annual fee of $15,000, payable in quarterly installments. Executive Committee members receive an additional $5,000 annual fee. Committee Chairmen receive an additional $2,000 annual fee. Board members receive an additional $1,000 annual fee for each committee they serve on plus an additional $1,000 annual fee for serving on more than one committee. Each non-employee director also receives a fee of $750 for each Board meeting attended, $500 for each committee meeting attended and $500 for attendance at each meeting on Datapoint's business other than a Board of Directors or committee meeting. Each non-employee director has the option to purchase, at his own expense, coverage for himself and his dependents under Datapoint's group medical and dental insurance plan.

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

The remainder of this Report reviews the annual and long-term components of Datapoint's executive compensation program, along with the decisions made by the committee regarding fiscal year 1998 compensation for both the CEO and the other named executive officers.

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

Messrs. Edelman's, Thomas's, Conn's, Agranoff's, and Krumb's bonuses are based on a contractually specified percentage of Datapoint's pre-tax profits, which are defined as net pre-tax earnings, excluding the excess over $10 million of the net of any extraordinary gains, due to debt repurchase or exchange, against all extraordinary losses. During fiscal year 1998, the Company incurred net losses and therefore no bonuses were paid in 1998 under these contractual arrangements. For fiscal years 1997 and 1996, an aggregate of approximately $0.4 and $2.1 million, respectively, were paid under these contractual arrangements.

The remainder of the named executives have been assigned bonus targets of a percentage of their base salary upon 100% achievement of individualized goals and objectives; a substantial portion of which are related to the financial performance of corporate functions relevant to their respective responsibilities.

Long Term Incentives

The committee believes that stock options appropriately link executive interests to the enhancement of stockholder value and utilizes them as its long-term incentive program; no additional long-term incentive programs are utilized. Stock options generally are granted at fair market value as of the date of grant, become exercisable over three years, and have a term of ten years. The stock options provide value to the recipients only when the price of Datapoint stock increases above the option grant price. In 1998, the committee granted stock options to executive officers, as well as to other executives and selected key employees. In determining the size of the grant for Mr. Edelman and other named executive officers, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; (ii) to contribute to the successful execution of Datapoint's product line broadening strategy; and (iii) to implement Datapoint's cost reduction objectives; (iv) their relative levels of responsibility; and (v) the number of options they already held.

This report has been provided by the Compensation Committee.

Daniel R. Kail, Chairman
Irving J. Garfinkel
Didier M.M. Ruffat
Robert D. Summer

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. During the fiscal year ended August 1, 1998, the Company did not make a contribution, however, for the fiscal years ended August 2, 1997 and July 27, 1996, the Company approved the contribution of 92,500 shares of its common stock and 50,000 shares of its Preferred Stock, respectively, to the plan for credit to the accounts of various executive officers. The shares of preferred stock were converted into 162,500 shares of common stock on December 10, 1996, as a result of the exchange offer. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria which is based upon length of employment with the Company.

Summary Compensation Table

The  following  table  sets  forth  certain   information   regarding  all  cash
compensation paid or accrued for services rendered by the Company's five most highly compensated executive officers for the last three fiscal years

--------------------------------------------------------------------------------------------------------------------------------
                                                         Annual Compensation                   Long-Term
                                            ----------------------------------------------
Name and                                                                       Other         Compensation            All
                                                                                          --------------------
Principal                         Fiscal                                      Annual         Stock Options          Other
Position                           Year         Salary         Bonus       Compensation     Granted (#)(12)     Compensation
--------------------------------------------------------------------------------------------------------------------------------
Asher B. Edelman   (1)             1998        $300,534          -         $110,987 (3)         225,000               -
Chairman of the Board and          1997         300,534      $196,126 (2)   134,613 (3)          60,000          $30,000 (10)
Chief Executive Officer            1996         299,956     1,152,918 (2)   148,752 (3)          40,000           17,952 (10)

Blake D. Thomas (4)                1998        $250,000          -          $51,354 (3)         180,000               -
President and                      1997         250,000     $117,676 (2)     56,178 (3)          50,000               -
Chief Operating Officer            1996         145,166(6)   691,751 (2)          0             100,000               -

Ronald G. Conn (5)                 1998        $175,000          -          $30,602 (3)          25,000               -
Chief Financial Officer            1997          20,254(6)       -               -               50,000               -
                                   1996           -              -               -                  -                 -

Gerald N. Agranoff (7)             1998        $200,000          -          $ 7,200 (9)         180,000               -
Vice President, General            1997         200,000     $ 78,450 (2)      7,200 (9)          50,000           $4,000 (10)
Counsel and Corp. Secretary        1996         172,481      400,000 (8)      7,200 (9)             -                 -

Roger Edmonds (11)                 1998        $138,020     $ 41,406 (8)         -               37,500               -
Vice President,  Technical         1997         136,735       41,021 (8)         -               25,000               -
   Services                        1996           -              -               -                  -                 -

Table Footnotes
(1)   Asher B. Edelman was named Chief Executive Officer in February 1993.
(2)   Represents contractual bonus based on the Company's net pre-tax earnings.
(3)   Represents payments incident to foreign assignment.
(4) Blake D. Thomas commenced employment with the Company in December of fiscal 1996 as Executive Vice President and Chief Operating Officer.
      On June 12, 1997, he was promoted to President in addition to Chief Operating Officer.
(5) Ronald G. Conn commenced employment with the Company in June of fiscal 1997 as Chief Financial Officer.
(6)   Amount reflects partial year of employment.
(7) Gerald N.Agranoff commenced employment with the Company in October of fiscal 1995 as Vice President, General Counsel and Corporate Secretary.
(8)   Represents a performance bonus.
(9)   Represents  auto allowance.
(10) Represents vested portion of the Company's common stock contributions to the Supplemental Executive Retirement Plan on behalf of named employee.
(11) Mr. Edmonds in previous years was not one of the top five compensated officers of the Company.
(12)  Excludes options granted as a member of the Company's Board of Directors.

Stock Option Grants in Last Fiscal Year (1)

The following table sets forth certain information regarding all stock option grants made to five of the Company's most highly compensated executive officers for the last fiscal year.

                    -------------------------------------------------------
                                Options Granted in Fiscal 1998
                    -------------------------------------------------------
                                    % of Total
                                                                           -----------------------------
                                      Options                               Potential Gain at Assumed
                      Number of     Granted to     Exercise                Annual Rates of Stock Price
                       Options     Employees in     Price      Expiration  Appreciation for Option Term (3)
                       ------------------------------------------------------------------------------------
    Name               Granted (2)  Fiscal Year     Per Share      Date       5%            10%
-----------------------------------------------------------------------------------------------------

Asher B. Edelman           150,000       8.77%        4         10/7/07      $377,337       $956,245
Asher B. Edelman            75,000       4.38%        2.5625     3/4/08      $120,866       $306,297
Blake D. Thomas            120,000       7.01%        4         10/7/07      $301,870       $764,996
Blake D. Thomas             60,000       3.51%        2.5625     3/4/08       $96,693       $245,038
Ronald G. Conn              25,000       1.46%        2.5625     3/4/08       $40,289       $102,099
Gerald N. Agranoff         120,000       7.01%        4         10/7/07      $301,870       $764,996
Gerald N. Agranoff          60,000       3.51%        2.5625     3/4/08       $96,693       $245,038
Roger Edmonds               25,000       1.46%        4         10/7/07       $62,890       $159,374
Roger Edmonds               12,500       0.73%        2.5625     3/4/08       $20,144        $51,050
-----------------------------------------------------------------------------------------------------

Gain for all stockholders at assumed annual rates of stock
  price appreciation                                                      $14,181,038    $35,937,504

(1)  No Stock Appreciation Rights (SARs) have ever been granted by Datapoint.
(2) Each grant becomes exercisable in three equal annual installments commencing on the first anniversary date.
(3) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.
(4) These amounts represent the increase in the market value of Datapoint's outstanding shares (18.0 million) as of August 1, 1998, that would result from the same stock price assumptions used to show the potential realizable value for the named executives.

Aggregated  Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

The following table sets forth certain information regarding stock options exercised by the Company's five most highly compensated executive officers for the last fiscal year.



                        Number of                                                   Value of Unexercised
                         Shares                       Number of Unexercised         In-the-Money Options
                       Acquired on      Value       Options at August 1, 1998        at August 1, 1998
        Name            Exercise       Realized    Exercisable   Unexercisable   Exercisable  Unexercisable
-------------------------------------------------------------------------------------------------------------

Asher B. Edelman            0             0              221,667        278,333       $10,312        $11,248
Blake D. Thomas             0             0              108,334        246,666       $17,187        $15,623
Ronald G. Conn              0             0               16,667         33,333            $0             $0
Gerald N. Agranoff          0             0               91,667        213,333        $6,249         $9,373
Roger Edmonds               0             0               23,333         54,167        $2,343         $4,687
-------------------------------------------------------------------------------------------------------------

Performance Table

Set forth below is a table comparing the five-year cumulative total return for Datapoint common stock with the Dow Jones 65-Composite Average, a broad equity market index, and the Dow Jones computer systems index, excluding IBM.


                             DATAPOINT CORPORATION
                              STOCK PRICE ANALYSIS

----------------------------------------------------------------------------------------------------
 Year          Datapoint  Common Stock    Dow Jones Computer           Dow Jones 65-Computer
                                          systems index (w/o IBM)      Composite average
               actual YE       Base YE      actual YE       Base YE      actual YE       Base YE
----------------------------------------------------------------------------------------------------
FY  98            1.25          17.86        1,201.56       810.39        2,786.06       173.10

FY  97            2.25          32.14         971.17        655.00        2,538.86       157.74

FY  96            1.13          16.07         477.75        322.22        1,746.32       108.50

FY  95            1.50          21.43         460.48        310.57        1,577.65        98.02

FY  94            3.75          53.57         181.90        122.68        1,635.12       101.59

FY  93            7.00         100.00         148.27        100.00        1,609.55       100.00

The table assumes $100 invested on August 1, 1993, in Datapoint common stock and each of the Dow Jones indexes, and that all dividends were reinvested. During the five-year period Datapoint did not pay any dividends on its common stock.

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

Effective October 1, 1994, Datapoint entered into an agreement with Mr. Agranoff providing for his employment as Vice President, General Counsel and Corporate Secretary. This agreement, as amended, now provides for a minimum annual base salary of $200,000, an annual bonus opportunity of 2% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause.

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

Effective September 19, 1994, Datapoint entered into an agreement with Mr. Krumb providing for his employment as Vice President and Chief Financial Officer at a minimum annual base salary of $175,000. The agreement provided for an annual bonus opportunity of 1% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may be entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause. The agreement also provided for certain relocation accommodations which were terminated at the end of 1995. Effective June 12, 1997, Mr. Krumb resigned as Chief Financial Officer, but remained as a Vice President of the Company and Special Assistant to the Chairman. Effective November 8, 1997, Mr. Krumb's annual base salary was $60,000. For the period September 1, 1998 through December 31, 1998, Mr. Krumb's salary was adjusted to an annual base salary of $120,000 due to the extra time and effort that Mr. Krumb is devoting to the Company's special projects and business. The agreement provides for an annual bonus opportunity equal to 1/4 of 1% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), and certain executive benefits.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(a) Security Ownership of Certain Beneficial Owners. The following persons are known to the Company to be beneficial owners of more than five percent (5%) of the Company's securities as defined under Exchange Act Rule 13(d)(3).

                                                            Preferred Stock
                                   Common Stock              Beneficially       Percent
Name and Address               Beneficially Owned                Owned          of Class

Asher B. Edelman (1)          (See Table under Security
c/o Datapoint Corporation    Ownership of Management)(1)
717 Fifth Avenue
New York, NY 10222

Lloyd I. Miller (2)                                             47,900 (2)       6.6% (2)

    (1) Mr.  Edelman is part of a "group" as that term is used in  Exchange  Act
Section 13(d)(3). See subsection (b) below for detailed description as to the amount and nature of beneficial ownership by the members of the group.

    (2) Mr. Miller filed an original Schedule 13D on February 7, 1997, reporting 47,900 Preferred shares, 28,600 of which are owned by LIM, Inc., a Florida corporation of which he is sole shareholder, and 19,300 of which are owned by Trust C under a September 20, 1983 Amended and Restated Trust Agreement for which Trust Mr. Miller serves as Investment Advisor. Mr. Miller reported a percentage ownership of 7.53%, but that percentage, based upon currently outstanding Preferred shares of 721,976 as of October 13, is now 6.6%.

(b)  Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock, Preferred Stock and Convertible Debentures by each director, by each of the executive officers named in the table, and by the directors and executive officers as a group as of October 13, 1998.

                                                                                                   Convertible
                                    Common Stock                                Preferred Stock    Debentures
                                    Beneficially              Percent           Beneficially        Beneficially
 Name of Officer/Director           Owned (1)                 of Class(13)      Owned(2)            Owned(3)
-------------------------           -----------------         ------------      ----------       -----------

 Gerald N. Agranoff (O&D)             148,333(4)(5)(7)           *                  - 0 -              - 0 -
 Ronald G. Conn (O)                    16,667(4)                 *                  - 0 -              - 0 -
 Asher B. Edelman (O&D)             3,685,238(4)(5)(6)(13)     20.5%              14,200**          $141,000*
 Roger Edmonds (O)                     40,000(4)                 *                  - 0 -              - 0 -
 Irving J. Garfinkel (D)               25,000(4)(5)(7)           *                  - 0 -              - 0 -
 Walter Gevers (O)                     85,000(4)                 *                  - 0 -              - 0 -
 Daniel R. Kail (D)                    25,000(4)                 *                  - 0 -              - 0 -
 Phillip P. Krumb (O&D)               121,333(4)(8)              *                  - 0 -              - 0 -
 John Perkins (O)                      30,294(4)(9)              *                  - 0 -              - 0 -
 Charles F. Robinson (D)               25,000(4)(10)(13)         *                 3,000*(10)        $47,000*(10)
 Didier Ruffat (D)                     50,000(4)                 *                  - 0 -              - 0 -
 Robert D. Summer (D)                  32,300(4)(11)             *                  - 0 -              - 0 -
 Blake D. Thomas (O&D)                318,847(4)(12)(13)        1.8%                - 0 -              - 0 -

 Executive Officers and
    Directors of Datapoint as
    a group (13 persons)            4,603,012                  25.5%

* Indicates less than 1% ownership as a percent of the outstanding class(13) **The percent of the outstanding class is 2.0% (13)


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

(4) The tabulation includes shares of Common Stock which may be deemed to be beneficially owned by such persons by reason of stock options currently exercisable or which may become exercisable within sixty (60) days after that date. The number of shares deemed to be beneficially owned by reason of such options is: Mr. Edelman, 305,000; Mr. Agranoff, 148,333; Mr. Thomas, 165,000; Mr. Conn, 16,667; Mr. Krumb, 108,333; Mr.
         Ruffat, 50,000; Mr. Summer, 25,000; Mr. Garfinkel, 25,000; Mr. Kail, 25,000; Mr. Robinson, 25,000; Mr. Edmonds, 40,000; Mr. Gevers, 85,000;
         Mr. Perkins 30,000; and all officers and directors as a group, 1,048,333.

(5) Gerald N. Agranoff, Asher B. Edelman and Irving Garfinkel are Trustees of the Datapoint Corporation Supplemental Executive Retirement Plan (the "Datapoint Plan") which owns 316,435 Common shares. In the above tabulation, such shares have been excluded within each party's Common shares listing and the listing for the directors and executive officers as a group. Messrs. Agranoff, Edelman and Garfinkel each disclaim beneficial ownership of these shares except to the extent of pecuniary interests in such shares with which each party may currently be vested under the Plan. Mr. Edelman has a current vested interest in 145,288 shares under the Datapoint Plan which have been excluded. Mr. Agranoff is currently vested with 10,701 Common shares under the Datapoint Plan. Mr. Garfinkel has no current vested interest under the Datapoint Plan. Mr. Krumb is vested with 9,283 Common shares and Mr. Perkins with 4,344 Common shares under the Datapoint Plan which have not been included in their listed beneficial ownership.

(6) Mr. Edelman's listed beneficial ownership of 3,685,238 shares of Common Stock is explained in detail in this paragraph, and is based upon his beneficial ownership reported on Schedule 13D. Mr. Edelman reports beneficial ownership jointly, as a group, with the following named persons or entities. Those whose shares have been included within Mr. Edelman's listed total are reported as beneficially owned pursuant to Rule 13d-3 by Mr. Edelman. As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership and Citas Partners (which is the sole general partner of Felicitas Partners, L.P.), Mr. Edelman may be deemed to own beneficially the 441,348, 994,383 and 6,290 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the listed ownership. Also included are the 361,267 shares owned by Canal Capital Corporation ("Canal"), in which company Mr. Edelman and various persons and entities with which he is affiliated own interests. By virtue of investment management agreements between A.
         B. Edelman Management Company Inc. and Canal, A. B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal. A. B. Edelman Management Company Inc. therefore may be deemed to be the beneficial owner of the 361,267 shares owned by Canal. Mr. Edelman is the sole stockholder of A. B. Edelman Management Company Inc. and these shares are included. A. B.
         Edelman Management Company, Inc. is also the sole general partner of Edelman Value Partners, L.P. which currently owns 449,175 shares of Common Stock which are included. Also included are the 201,460 shares owned by Mr. Edelman's spouse Maria Regina M. Edelman, 5,000 shares held by Mr. Edelman in a Keough account, 21,000 shares beneficially owned by Mr. Edelman's daughters in accounts for which he is the custodian, and 858,900 shares owned by Edelman Value Fund, Ltd., for which Mr. Edelman serves as the sole investment manager. Also included are Mr. Edelman's presently exercisable options to purchase 305,000 shares. Also included are the 41,415 shares owned by Edelman Family Partners, L.P. for which Mr. Edelman serves as a general partner. As a Trustee of the Canal Capital Corporation Retirement Plan ("Canal Plan") which owns 121,181 shares and the Datapoint Plan described above which owns 316,435 shares, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the shares owned by each such Plan, which are excluded. Also excluded from the listed ownership are 54,007 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian and the 17,204 shares owned directly by Penelope C. Edelman. Mr. Edelman disclaims beneficial ownership of these excluded shares. Although disclaimed and excluded for purposes of Rule 13d-3, certain of the disclaimed and excluded shares are nevertheless reported by Mr. Edelman as beneficially owned on his Form 4's pursuant to the rules promulgated under Section 16 of the Exchange Act. Mr. Edelman's beneficial ownership total does not include the additional Common Stock which would be acquired upon the conversion of the Preferred Stock and the Convertible Debentures as described below. Upon such exchange, Mr. Edelman's listed beneficial ownership would increase to 3,686,638 and his percentage of the outstanding class would be 20.5%. This percentage upon exchange is the listed percentage above pursuant to Rule 13d-3(d)(1).

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

(8) Mr. Krumb owns 13,000 Common shares directly in addition to the 108,333 shares represented by exercisable options.

(9) Mr. Perkins owns 294 Common shares directly in addition to the 30,000 shares represented by exercisable options.

(10) Mr. Robinson owns 3,000 Preferred shares and $47,000.00 in Convertible Debentures directly in addition to the 25,000 shares represented by exercisable options. These Preferred shares and Convertible Debentures, if converted to Common Stock, represent 8,596 Common shares and would increase Mr. Robinson's total listed above to 33,596 shares.

(11) Mr. Summer owns 7,300 Common shares directly in addition to the 25,000 shares represented by exercisable options.

(12) Mr. Thomas owns 135,447 Common shares directly in addition to the 165,000 shares represented by exercisable options. Mr. Thomas is also attributed beneficial ownership of 16,500 Common shares owned by Foresail Limited Partnership as its sole general partner and 1,900 Common shares held in Mr. Thomas' self-employed pension plan.

(13) The percentage of the outstanding class calculations are based upon 18,158,572 Common shares, 721,976 Preferred shares and $55,681,000 Convertible Debentures outstanding as of October 13, 1998. For purposes of calculating Mr. Edelman's and Mr. Robinson's percentages of Common shares under Rule 13d-3(d)(1), as well as the percentage of officers and directors as a group, the common shares underlying their respective Preferred Stock and their respective Convertible Debentures upon exchange are added to the outstanding share total as if the exchange has occurred.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Agranoff had provided various tax, legal and real estate consulting services prior to serving as Vice President, General Counsel and Corporate
Secretary for the Company. During the fiscal years 1998, 1997, and 1996, Datapoint paid legal fees of $0, $374, and $485, respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, for legal services provided by attorneys other than Mr. Agranoff.

During fiscal year 1998 and 1997, the Company paid office rent and secretarial expenses of $69 and $73, respectively, to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

The Trustees of the Company's United Kingdom subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $6.7 million in the Edelman Value Fund, Ltd., a related party, as of August 1, 1998.

On June 29, 1998, the Company had signed a letter of intent, which subsequently expired on August 20, 1998, to acquire Dimensional Media Associates ("DMA"). Mr. Robert D. Summer is the president of DMA and a board member of Datapoint. In addition to the letter, Datapoint advanced DMA $200. This advance is secured by a promissory note, payment of which has been guaranteed by a principal of DMA.

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

    (b) The Company did not file any Reports on Form 8-K during the quarter ended August 1, 1998.

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

(4)(b) Certificate of Designation, Preferences, Rights and Limitations of Series of $1.00 Preferred Stock (filed as Exhibit (4)(e) the Company's Registration Statement on Form S-4 dated April 30, 1992 and incorporated herein by reference).

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

(10)(t) Employment Agreement with B. Thomas (filed as Exhibit (10)(t) to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on September 27, 1996 and incorporated herein by reference).

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

(10)(cc)          Employment Agreement with R. Edmonds.

(10)(dd)          Employment Agreement with J. Perkins.

(10)(ee)          Amendment  No. 2 to Employment Agreement with G. Agranoff.

(10)(ff) Amendment No. 1 to Summary of Modified Employment Agreement - with P. Krumb.

(10)(gg) 1997 Employee Stock Option Plan (filed as Annex A to the Company's Definitive Proxy Statement on Schedule 14(a) dated December 23, 1997, and incorporated herein by reference).

(23)              Consent of Independent Auditors.

(27)              Article 5, Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             DATAPOINT CORPORATION
                                                   (Registrant)

                                             BY: /s/ Ronald G. Conn
                                                 Asher B. Edelman
                                                 Chief Executive Officer and
                                                 Chairman of The Board
                                             By Ronald G. Conn, Attorney In Fact


DATED:  October 30, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                 Title                             Date


/s/ Ronald G. Conn              Chief Financial Officer        October 30, 1998
-------------------------------
        Ronald G. Conn         (Principal Accounting Officer)



Ronald G. Conn, pursuant to powers of attorney which are being filed with this report, has signed below as attorney-in-fact for the following directors of the
Registrant:

                 Gerald N. Agranoff          Charles F. Robinson
                 Irving Garfinkel            Daniel Kail
                 Robert D. Summer            Phillip P. Krumb
                 Blake D. Thomas             Didier M.M. Ruffat



/s/ Ronald G. Conn                                      October  30, 1998
----------------------------------------------
    Ronald G. Conn

                                   Schedule II

                     DATAPOINT CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)



                                                                   (a)             (b)
                                   Balance        Charged        Charged
                                        at           to          (to) from        Other            Balance
                                  Beginning       Costs and        Other        Additions          at End
    Classification                   of Year       Expenses      Accounts       (Deductions)       of Year



Allowance for doubtful accounts:

Year ended August 1, 1998           $1,654             $33         $179            $(561)           $1,305

Year ended August 2, 1997           $2,791           $(164)        $(18)           $(955)           $1,654

Year ended July 27, 1996            $3,012            $170        $(102)           $(289)           $2,791


(a) Transfers to and from other balance sheet reserve accounts.
(b)  Accounts  written-off  net  of  recoveries,   other  expense  accounts  and
translation adjustments.

                                   EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the following registration statements and related prospectuses of our report dated October 26, 1998, with respect to the consolidated financial statements and schedule of Datapoint Corporation included in this Annual Report on Form 10-K for the year ended August 1, 1998: Registration Statement No. 2-60374 on Form S-8, Registration Statement No. 2-87765 on Form S-8, Registration Statement No. 33-19328 on Form S-8, Registration Statement No. 33-19427 on Form S-8, and Registration Statement No. 33-57102 on Form S-8, Registration Statement No. 333-53265 on Form S-8, and Registration Statement No. 333-53267 on Form S-8.

                                        Ernst & Young  LLP


Dallas, Texas
October 26, 1998