Form 10-Q
period 1998-10-31
DATAPOINT CORP
filed 1998-12-11
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended October 31, 1998

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

     As of October 31, 1998, 18,160,043 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 2,831,174 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                      Page
                                                                     Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     October 31, 1998 and August 1, 1998                                   3

    Consolidated Statements of Operations -
     Three Months Ended October 31, 1998 and
     November 1, 1997                                                      4

    Consolidated Statements of Cash Flows -
     Three Months Ended October 31, 1998 and
     November 1, 1997                                                      5

    Notes to Consolidated Financial Statements                             6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                            7



Part II. Other Information

Item 1.  Legal Proceedings                                                13


Signature                                                                 14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                            (In thousands, except share data)
                                                               (Unaudited)
                                                               October 31,         August 1,
                                                                   1998             1998
                                                               ------------      ---------
Assets

Current assets:
 Cash and cash equivalents                                       $9,338           $12,101
 Restricted cash and cash equivalents                               499               352
 Accounts receivable, net of allowance for doubtful
  accounts of $1,161 and $1,305, respectively                    32,054            32,138
 Inventories                                                      3,821             2,957
 Prepaid expenses and other current assets                        3,039             3,259
-------------------------------------------------------------------------------------------
   Total current assets                                          48,751            50,807

Fixed assets, net                                                 6,536             9,468
Other assets, net                                                 6,989             6,541
-------------------------------------------------------------------------------------------
                                                                $62,276           $66,816
===========================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
 Payables to banks                                               $6,094            $7,902
 Accounts payable                                                13,691            17,341
 Accrued expenses                                                21,301            22,592
 Deferred revenue                                                12,516            11,643
 Income taxes payable                                             1,360             1,898
-------------------------------------------------------------------------------------------
  Total current liabilities                                      54,962            61,376

Long-term debt, exclusive of current maturities                  55,681            58,115
Other liabilities                                                13,627            11,762

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
 10,000,000; shares issued and outstanding 721,976 in
 1999 and 721,976, in 1998 (aggregate liquidation
 preference, including dividend in
 arrears, $17,508  in 1999 and $17,327 in 1998).                    722               722
Common stock of $0.25 par value.  Shares authorized
 40,000,000; shares issued  20,991,217, including
 treasury shares of 2,831,174 in 1999 and
 2,951,909 in 1998.                                               5,248             5,248
Other capital                                                   212,654           212,655
Pension liability adjustment                                     (6,084)           (6,084)
Foreign currency translation adjustment                           8,357             6,242
Retained deficit                                               (279,322)         (278,655)
Treasury stock, at cost                                          (3,569)           (4,565)
--------------------------------------------------------------------------------------------
   Total stockholders' deficit                                  (61,994)          (64,437)
--------------------------------------------------------------------------------------------
                                                                $62,276           $66,816
===========================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)
                                             (In thousands, except share data)
                                                     Three Months Ended
                                                 October 31,       November 1,
                                                     1998               1997
Revenue:
 Sales                                               $17,974          $19,503
 Service and other                                    14,736           15,570
-------------------------------------------------------------------------------
      Total revenue                                   32,710           35,073

Operating costs and expenses:
 Cost of sales                                        13,642           15,429
 Cost of service and other                            10,562            9,897
 Research and development                                585              605
 Selling, general and administrative                   7,684            8,469
  Total operating costs and expenses                  32,473           34,400

     Operating income                                    237              673

Non-operating income (expense):
 Interest expense                                     (1,489)          (1,576)
 Other, net                                              112              809
-------------------------------------------------------------------------------
Loss before income taxes and extraordinary credit     (1,140)             (94)
 Income taxes                                             57              113
-------------------------------------------------------------------------------
Loss before extraordinary credit                     $(1,197)           $(207)
-------------------------------------------------------------------------------

 Extraordinary credit-debt extinguishment              1,284              174
-------------------------------------------------------------------------------

Net income (loss)                                        $87             $(33)
===============================================================================

Net income (loss), adjusted for preferred stock
 dividends paid or accumulated - Net
 loss applicable to common                              $(94)           $(214)
===============================================================================

Basic and diluted earnings (loss) per common share:
 Loss before extraordinary credit                       $(.08)           $(.02)
 Extraordinary credit-debt extinguishment                 .07              .01
      -------------------------------------------------------------------------
   Net loss per common share                            $(.01)           $(.01)
===============================================================================

Average common shares outstanding:
      Basic and Diluted                               18,101,316     17,812,596


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)
                                                          (In Thousands)
                                                         Three Months Ended
                                                     October 31,    November 1,
                                                         1998            1997

Cash flows from operating activities:
 Net income (loss)                                      $87              $(33)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                          884             1,204
 Recoveries on accounts receivable                     (196)             (154)
 Gain on debt extinguishment                         (1,284)             (174)
 Deferred income taxes                                  125               (29)
 Realized gain on sale of property                     (273)           (1,205)
Changes in assets and liabilities:
 Decrease in receivables                              3,852             1,207
 Increase in inventory                                 (740)             (537)
 Decrease in accounts payable and accrued expenses   (6,409)           (1,772)
 Decrease in other liabilities and deferred credits    (220)           (2,947)
 Other, net                                             473              (118)
-------------------------------------------------------------------------------
  Net cash used in operating activities              (3,701)           (4,558)

Cash flows from investing activities:
 Payments for fixed assets                             (609)             (400)
 Proceeds from dispositions of fixed assets           2,111             3,200
 Other, net                                             218               129
-------------------------------------------------------------------------------
  Net cash provided from investing activities         1,720             2,929

Cash flows from financing activities:
 Proceeds from borrowings                            22,186            18,961
 Payments on borrowings                             (23,381)          (19,174)
 Restricted cash for letters of credit                 (147)               (1)
-------------------------------------------------------------------------------
  Net cash used in financing activities              (1,342)             (214)

Effect of foreign currency translation on cash          560               (36)
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents            (2,763)           (1,879)
Cash and cash equivalents at beginning of year       12,101            15,490
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $9,338           $13,611
                                                      ======           =======

Cash payments for:
 Interest                                              $274              $248
 Income taxes, net                                      570                42

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

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended August 1, 1998.

The results of operations for the three months ended October 31, 1998, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:
                                            October  31,       August 1,
                                                1998              1998
Raw materials                                    $24               $74
Work in process                                  849               972
Finished and purchased products                2,948             1,911
                                               -----             -----
                                              $3,821            $2,957
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

5.   Non-operating Income (Expense)

                                             October 31,        November 1,
                                                 1998                1997
Interest earned                                  $150                $119
Foreign currency loss                            (196)               (392)
Realized gain on sale of property                 273               1,205
Other                                            (115)               (123)
                                                 -----               -----
                                                 $112                $809
                                                 ====                ====

6.    New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other nonowner changes in stockholders' equity. The only such items currently applicable to the Company are foreign currency translation adjustments and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999. On this basis, these nonowner reductions to stockholders' deficit, including net income, totaled $2.2 million for each of the first quarters of 1999 and 1998.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires companies to report selected segment information in interim financial statements to shareholders in the second year of adoption. The Company will adopt this new Statement in its annual report for fiscal 1999; however, this new pronouncement will not change reported net financial results.

 In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2). SOP 97-2 sets forth guidelines for recognition of revenue for software sales. This SOP, which was adopted by the Company in the first quarter of fiscal 1999, did not materially change the Company's financial reporting.

In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP will be adopted by the Company effective beginning in the first quarter of fiscal year 2000. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)

Overview


During the first quarter of 1999, the Company had net income of $87 thousand, on revenue of $32.7 million, compared with a net loss of $33 thousand, on revenue of $35.1 million for the same period of the previous year. Operating income during the first quarter of 1999, was $237 thousand as compared with operating income of $673 thousand during the first quarter of 1998. The decrease in revenue was primarily the result of unusually strong sales in one of the Company's Northern European subsidiaries in the first quarter of the previous year. This decrease in revenue was offset by approximately $.4 million resulting from a weaker U.S. dollar, on average, during the first quarter of 1999 as compared to the average U.S. dollar during the first quarter of 1998.

Operating expenses (excluding cost of revenue) for the first quarter of 1999 were $8.3 million, compared with $9.1 million for the same period a year ago.

In addition, during the first quarter of 1999, the Company repurchased in the public market approximately $2.4 million face value of its 8-7/8% convertible subordinated debentures resulting in an extraordinary gain of $1.3 million. This compares to repurchases of $875 thousand face value of its 8-7/8% convertible subordinated debentures resulting in an extraordinary gain of $174 thousand during the first quarter of 1998.

During the first  quarter of 1999,  the  Company  sold the  building it owned in
Gouda, Netherlands to a private unaffiliated group for approximately $2.1 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of approximately 18,000 square feet for an initial term of five years and approximately 12,000 square feet for an initial lease term of one year. The Company recorded in non-operating income a gain of approximately $.3 million during the first quarter of 1999. The remainder of the gain ($.9 million) was deferred and will be amortized over the lease terms.

Subsequent to the end of the first quarter of fiscal 1999, the Company retained the firm of Dain Rauscher Wessels, financial advisors, to assist in exploring strategic alternatives for the company, both of a financing and capital nature.

During the first quarter of 1998, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 40,000 square feet) for an initial lease term of five years. Of the total gain of approximately $2.3 million related to the sale, the Company recorded in non-operating income a gain of approximately $1.2 million during the first quarter of 1998. The remainder of the gain ($1.1 million) was deferred and is being amortized over the lease term.

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

     These actions have been consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued in April of 1998. The Company has filed two sets of objections to certain portions of this report. The District Court overruled these objections and the Company intends to appeal to the United States Court of Appeals for the Federal Circuit.

     The above actions represent the Company's continuing efforts to license and enforce its video conferencing and multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage in video conferencing and multi-speed networking technology and present the opportunity for royalty bearing licenses. While such royalty bearing licenses and enforcement of its patents are important to the Company's business to create long-term value for its stockholders, the ultimate outcome of the above litigation, appeals with respect to the litigation, and /or negotiations cannot be determined at this time.

Results of Operations

The Company had operating income of $237 thousand and net income of $87 thousand for the first quarter of 1999. This compares with a operating income of $673 thousand and a net loss of $33 thousand, for the first quarter of 1998. The following is a summary of the Company's sources of revenue:

                                           Three Months Ended
     (In thousands)                     10/31/98          11/01/97
     Sales:
       Foreign                           $17,090           $18,387
       U.S.                                  884             1,116
                                             ---             -----
                                          17,974            19,503
     Service and other:
       Foreign                            14,461            15,310
       U.S.                                  275               260
                                     -----------       -----------
                                          14,736            15,570
                                       ---------         ---------
        Total revenue                    $32,710           $35,073
                                         =======           =======

Revenue during the first quarter of 1999 decreased $2.4 million, or 6.7%, compared with the same period of the prior year. The decrease in revenue was primarily the result of unusually strong sales in one of the Company's Northern European subsidiaries in the first quarter of the previous year. This decrease in revenue was offset by approximately $.4 million resulting from a weaker U.S. dollar, on average, during the first quarter of 1999 as compared to the average U.S. dollar during the first quarter of 1998.

The Company's Swedish subsidiary has derived, and is expecting to derive, a substantial amount of low margin PC hardware sales (approximately 15% of FY1998 revenues) from various agencies of the Swedish government through the government's primary suppliers. The government has not yet completed its bi-annual selection process to designate two primary and one alternate supplier for the next two-year period. While the Company is a major distributor of one of the suppliers being considered, there are no assurances that this supplier will again be selected as primary.

The gross profit margin for the first three months of 1999 was 26.0% compared with 27.8% for the same period a year ago. While the sales gross profit margin increased 3.2%, service margin decreased 8.1% due to a declining revenue base and increased cost associated with the establishment of a service division of the Company's United Kingdom subsidiary. This division has already received orders for field engineering and system engineering services, which are currently in progress, of approximately $9.0 million.

Operating expenses (excluding cost of revenue) during the first quarter of 1999 declined $805 thousand from the same period a year ago. The decrease was primarily the result of continued cost cutting actions undertaken by the Company.

Non-operating expenses of $1.4 million during the first quarter of 1999 consisted primarily of interest expense of $1.5 million and foreign exchange losses of $196 thousand offset by the recorded gain on the sale of excess real estate of $273 thousand.

In addition, during the first quarter of 1999, the Company repurchased in the public market approximately $2.4 million face value of its 8-7/8% convertible subordinated debentures resulting in an extraordinary gain of $1.3 million.

Financial Condition

During the first three months of 1999, the Company's cash and cash equivalents decreased $2.8 million due primarily to the usage of cash in operations. The decrease in cash was chiefly a result of payments of vendor obligations and other accrued liabilities, partially offset by continued strong collections of accounts receivable.

During the first quarter of 1999, the Company's net cash provided from investing activities was approximately $1.7 million. Approximately $2.1 million was related to the proceeds received from the sale of the buildings, offset by approximately $600 thousand which was used for the purchase of fixed assets (primarily test equipment, spares and internally used equipment).

During the first quarter of 1999, the Company used $1.3 million in financing activities, primarily consisting of paydowns of Company debt approximating $23.4 million offset by additional borrowings of $22.2 million. The Company used $1.1 million to repurchase 8-7/8% subordinated debentures with a face value of $2.4 million.

As of October 31, 1998 the Company had cash and cash equivalents of $9.3 million and restricted cash and cash equivalents of $499 thousand (restricted primarily to cover various lines of credits which are reflected as payables to banks). The Company believes its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for fiscal 1999.

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 27, 1996, through October 31, 1998, is as follows:

                                                                     TOTAL
Restructuring accrual as of July 27, 1996                              655
Fiscal 1997 additions                                                2,425
Fiscal 1997 payments                                                (2,572)
---------------------------------------------------------------------------
Restructuring accrual as of August  2, 1997                           $508
Fiscal 1998 additions                                                   96
Fiscal 1998 payments                                                  (422)
---------------------------------------------------------------------------
Restructuring accrual as of August 1, 1998                            $182
Fiscal 1999 payments                                                   (17)
---------------------------------------------------------------------------
Restructuring accrual as of October 31, 1998                          $165
                                                                      ====
The projected payout of the restructuring accrual balance as of October 31, 1998, which related almost entirely to unpaid employee termination costs, is as follows:

Second quarter 1999                                          $91
Third quarter 1999                                            45
Fourth quarter 1999                                           11
Beyond                                                        18
----------------------------------------------------------------
Restructuring accrual as of October 31, 1998                $165
                                                             ====

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Employee termination payments are generally paid out over a period of time rather than as one lump sum.

Year 2000 Information and Readiness Disclosure Act of 1998:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information concerning market risk is contained on page 15 of the Registrant's 1998 annual report and is incorporated by reference to such annual report.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended August 1, 1998, for a description of certain legal proceedings heretofore reported.

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




                                              DATAPOINT CORPORATION
                                                    (Registrant)






DATE:  December 11, 1998                      /s/ Ronald G. Conn
                                              Ronald G. Conn
                                              Chief Financial Officer
                                              (Chief Accounting Officer)