Form 10-Q
period 1999-01-30
DATAPOINT CORP
filed 1999-03-15
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended January 30, 1999

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

     As of January 30, 1999, 18,233,638 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 2,757,579 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                  Page
                                                                 Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     January 30, 1999 and August 1, 1998                                  3

    Consolidated Statements of Operations -
     Three and Six Months Ended January 30, 1999
       and January 31, 1998                                               4

    Consolidated Statements of Cash Flows -
     Six Months Ended January 30, 1999 and
     January 31, 1998                                                     5

    Notes to Consolidated Financial Statements                            6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                           7



Part II. Other Information

Item 1.  Legal Proceedings                                               13


Signature                                                                14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries
                                              (In thousands, except share data)
                                                         (Unaudited)
                                                      January 30,     August  1,
                                                            1999           1998
                                                     ------------   -----------
Assets

Current assets:
Cash and cash equivalents                                  $5,552       $12,101
Restricted cash and cash equivalents                          465           352
Accounts receivable, net of allowance for doubtful
 accounts of $1,126 and $1,305, respectively              32,214         32,138
Inventories                                                 2,975         2,957
Prepaid expenses and other current assets                   3,676         3,259
-------------------------------------------------------------------------------
Total current assets                                       44,882        50,807

Fixed assets, net                                           6,472         9,468
Other assets, net                                           6,980         6,541
-------------------------------------------------------------------------------
                                                          $58,334       $66,816
===============================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
Payables to banks                                          $5,210        $7,902
Accounts payable                                           17,471        17,341
Accrued expenses                                           21,001        22,592
Deferred revenue                                           10,570        11,643
Income taxes payable                                        1,558         1,898
-------------------------------------------------------------------------------
Total current liabilities                                   5,810        61,376

Long-term debt, exclusive of current maturities            55,041        58,115
Other liabilities                                          13,074        11,762

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
10,000,000;  shares issued and outstanding 690,447 in
1999 and 721,976,  in 1998 (aggregate  liquidation
preference, including dividend in arrears, $16,916
in 1999 and $17,327 in 1998).                                 691           722
Common stock of $0.25 par value.  Shares authorized
40,000,000; shares issued  20,991,217, including
treasury shares of 2,757,579 in 1999 and 2,951,909
in 1998.                                                    5,248         5,248
Other capital                                             212,655       212,655
Pension liability adjustment                               (6,084)       (6,084)
Foreign currency translation adjustment                     6,595         6,242
Retained deficit                                         (281,734)     (278,655)
Treasury stock, at cost                                    (2,962)       (4,565)
--------------------------------------------------------------------------------
Total stockholders' deficit                               (65,591)      (64,437)
--------------------------------------------------------------------------------
                                                          $58,334       $66,816
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)


                                                                          (In thousands, except share data)
                                                                     Quarter Ended                       Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                              Jan. 30, 1999   Jan. 31, 1998     Jan. 30, 1999     Jan. 31, 1998

Revenue:
  Sales                                                         $22,968          $24,866           $40,942          $44,369
  Service and other                                              15,332           15,578            30,068           31,148
--------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                  38,300           40,444            71,010           75,517

Operating costs and expenses:
  Cost of sales                                                  18,339           19,803            31,981           35,232
  Cost of service and other                                      10,872            9,941            21,434           19,838
  Research and development                                          553              600             1,138            1,205
  Selling, general and administrative                             8,538            8,098            16,222           16,567
  Reorganization/restructuring costs                                638               52               638               52
--------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                             38,940           38,494            71,413           72,894
--------------------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                                          (640)           1,950              (403)           2,623

Non-operating income (expense):
  Interest expense                                               (1,441)          (1,475)           (2,930)          (3,051)
  Other, net                                                         67              301               179            1,109
--------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes and
     extraordinary credit                                        (2,014)             776            (3,154)             681
Income tax expense                                                  206              575               263              688
--------------------------------------------------------------------------------------------------------------------------------

  Income (loss) before extraordinary credit                      (2,220)             201            (3,417)              (7)
--------------------------------------------------------------------------------------------------------------------------------

Extraordinary credit -- debt extinguishment                         376              381             1,660              555
--------------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                             $(1,844)            $582           $(1,757)            $548
================================================================================================================================
Net income (loss),  adjusted for preferred  stock
  dividends paid or accumulated plus gain on exchange
  and retirement of preferred stock - Net Income (loss)
  applicable to common                                          $(1,865)            $401           $(1,959)            $186
===========================================================================================================================


Basic and Diluted Earnings (Loss)  Per Common Share:
  Income (loss)  before extraordinary credit                     $(.13)             $--          $(.21)            $(.02)
  Gain on exchange of preferred stock                              .01               --            .01                --
  Extraordinary credit                                             .02               .02           .09               .03
================================================================================================================================
        Net income (loss) per common share                       $(.10)             $.02         $(.11)            $ .01
================================================================================================================================

Common Shares Outstanding:
    Basic                                                   18,193,089          17,966,153       18,147,203      17,904,383
    Diluted                                                 18,193,089          19,030,688       18,147,203      18,956,475

See accompanying Notes to Consolidated Financial Statements


   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)
                                                       (In Thousands)
                                                      Six Months Ended
                                                 January 30,    January 31,
                                                       1999           1998

Cash flows from operating activities:
 Net income (loss)                               $(1,757)             $548
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                  1,760             1,800
    Recoveries on accounts receivable               (172)             (164)
    Gain on debt extinguishment                   (1,660)             (555)
    Deferred income taxes                            (46)              (15)
    Realized gain on sale of property               (273)           (1,205)
  Changes in assets and liabilities:
    (Increase) decrease in receivables             1,033            (6,026)
    Decrease in inventory                            103                66
    Decrease in accounts payable and accrued
      expenses                                    (2,288)           (1,000)
    Increase (decrease) in other liabilities and
      deferred credits                            (1,714)              551
    Other, net                                      (226)             (797)
-------------------------------------------------------------------------------
     Net cash used in operating activities        (5,240)           (6,797)

Cash flows from investing activities:
  Payments for fixed assets                       (1,534)             (978)
  Proceeds from dispositions of fixed assets       2,111             3,200
  Other, net                                         108              (585)
-------------------------------------------------------------------------------
     Net cash provided from investing activities     685             1,637

Cash flows from financing activities:
  Proceeds from borrowings                         40,885            26,549
  Payments on borrowings                          (43,089)          (27,587)
  Restricted cash for letters of credit              (113)                6
-------------------------------------------------------------------------------
     Net cash used in financing activities         (2,317)           (1,032)

Effect of foreign currency translation on cash        323             1,294
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents          (6,549)           (4,898)
Cash and cash equivalents at beginning of period   12,101            15,490
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period         $5,552           $10,592
                                                   ======           =======

Cash payments for:
   Interest                                        $2,972            $3,091
   Income taxes, net                                 $572               $54

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 1, 1998.

The results of operations for the three and six months ended January 30, 1999, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:
                                            January  30,       August 1,
                                                1999              1998
Raw materials                                    $44               $74
Work in process                                  786               972
Finished and purchased products                2,145             1,911
                                               -----             -----
                                              $2,975            $2,957
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

As a result of dividend arrearages, each holder of the $1.00 preferred stock has the right to exchange each share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. For purposes of calculating net income applicable to common shareholders in 1999 and related per share amounts, a gain of $151 thousand on such exchanges of preferred stock was added to net income. This gain is the excess of the carrying value of preferred stock exchanged (including accumulated dividends) over the fair value of the common stock issued. Net income (loss) applicable to common stock is computed as follows:

                                           Quarter Ended      Six Months Ended
                                        01/30/99  01/31/98  01/30/99  01/31/98
Income (loss) before
  extraordinary credit                  $(2,220)    $201     $(3,417)   $(7)
Preferred stock dividends accumulated      (172)    (181)       (353)  (362)
Gain on the exchange of preferred stock     151       --         151     --
Extraordinary credit                        376      381       1,660    555
                                            ---      ---       -----    ---
Net income (loss) applicable to common  $(1,865)    $401     $(1,959)  $186
                                        ========    ====     ========  ====

5.   Non-operating Income (Expense)
                                       Quarter Ended         Six Months Ended
(In thousands)                       01/30/99   01/31/98    01/30/99   01/31/98

Interest earned                        $66        $124        $216       $242
Foreign currency gains (losses)         79         204        (117)      (189)
Realized gain on sale of property       --          --         273      1,205
Other                                  (78)        (27)       (193)      (149)
                                       ----        ----       -----     -----
                                       $67        $301        $179     $1,109
                                       ===        ====        ====     ======
6.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income or loss, plus certain other nonowner changes in stockholders' equity. The only such items currently applicable to the Company are foreign currency translation adjustments and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999. On this basis, these nonowner reductions (increases) to stockholders' deficit, including net income or loss, for the second quarter of 1999 and the first six months of 1999, totaled $(3.6) million and $(1.4) million, respectively. For the second quarter of 1998 and the first six months of 1998, these nonowner reductions totaled, zero and $2.2 million, respectively.

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)

Overview

The Company had an operating loss of $640 thousand and a net loss of $1.8 million for the second quarter of 1999 and an operating loss of $403 thousand and a net loss of $1.8 million for the first six months of 1999. This compares with operating income of $2.0 million and net income of $582 thousand for the second quarter of 1998 and operating income of $2.6 million and net income of $548 for the first six months of 1998. Revenue during the second quarter of 1999 decreased $2.1 million, or 5.3%, compared with the same period of the prior year. For the first six months of 1999, total revenue decreased $4.5 million, or 6.0%, when compared with the same period of the prior year. This decrease was primarily in sale revenue and was offset by approximately $1.0 million and $1.2 million, respectively, resulting from a weaker U.S. dollar, on average, during the second quarter of 1999 and the first six months of 1999, as compared to the average U.S. dollar during the same periods of 1998.

Operating expenses (excluding cost of revenue and restructuring) for the second quarter of 1999 were $9.1 million, compared with $8.7 million for the same period a year ago. For the first six months of 1999, operating expenses were $17.4 million compared with $17.8 million for the prior year. During the second quarter of 1999, the Company incurred restructuring costs of $638 thousand, primarily related to severance actions in the United States and France for twenty employees.

During the second quarter of 1999, the Company repurchased in the public market $640 thousand face value of its 8 7/8% convertible subordinated debentures. This brings the total of repurchased bonds to $3.1 million for the first six months of 1999. These purchases resulted in an extraordinary gain of $376 thousand for the second quarter and approximately $1.7 million for the first six months of fiscal 1999. This compares with repurchases in the public market, during the second quarter of 1998, of approximately $1.8 million face value. This brought the total of repurchased bonds to $2.7 million for the first six months of 1998 and resulted in an extraordinary gain of $381 thousand for the second quarter and $555 thousand for the first six months of fiscal 1998.

During the first  quarter of 1999,  the  Company  sold the  building it owned in
Gouda, Netherlands to a private unaffiliated group for approximately $2.1 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of approximately 18,000 square feet for an initial term of five years and approximately 12,000 square feet for an initial lease term of one year. The Company recorded in non-operating income a gain of approximately $.3 million during the first quarter of 1999. The remainder of the gain ($.9 million) was deferred and is being amortized over the lease terms.

During the second quarter of fiscal 1999, the Company retained the firm of Dain Rauscher Wessels, financial advisors, to assist in exploring strategic alternatives for the company, both of a financing and capital nature. In this regard, the Company has been engaged in active negotiations regarding a potential sale of its European operations.

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

The status of the patent infringement litigation is as follows:

     (1) Datapoint Corporation v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Texas). This case was tried in March and April of 1998 with an adverse result. An appeal has been filed and the Company is awaiting oral argument date.

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

     These actions have been consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued in April of 1998. The Company has filed two sets of objections to certain portions of this report. The District Court overruled these objections and the Company has appealed to the United States Court of Appeals for the Federal Circuit.

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

Results of Operations

For the second quarter and for the first six months of fiscal year 1999, the Company had operating losses of $640 thousand and $403 thousand, respectively, and a net loss of $1.8 million for each of the periods. For the same periods of the prior year, the Company had operating income of $2.0 million and $2.6 million, respectively, and net income for each of the periods of $582 thousand and $548 thousand, respectively. The following is a summary of the Company's sources of revenue (approximately ninety-nine percent of Datapoint's international revenue is derived from customers in Western Europe):

                              Quarter  Ended              Six Months Ended
    (In thousands)       01/30/99     01/31/98          01/30/99   01/31/98

   Sales:
    U.S.                     $824         $757            $1,708     $1,873
    Foreign                22,144       24,109            39,234     42,496
                           ------       ------            ------     ------
                           22,968       24,866            40,942     44,369
  Service and other:
    U.S.                      281          304               557        564
    Foreign                15,051       15,274            29,511     30,584
                           ------       ------            ------     ------
                           15,332       15,578            30,068     31,148
                           ------       ------            ------     ------

  Total revenue           $38,300      $40,444           $71,010    $75,517
                          =======      =======           =======    =======

Revenue during the second quarter of 1999 decreased $2.1 million, or 5.3%, compared with the same period of the prior year. For the first six months of 1999, total revenue decreased $4.5 million, or 6.0%, when compared with the same period of the prior year. This decrease was primarily in sale revenue and was offset by approximately $1.0 million and $1.2 million, respectively, resulting from a weaker U.S. dollar, on average, during the second quarter of 1999 and the first six months of 1999, as compared to the average U.S.
dollar during the same periods of 1998.

The gross profit margin for the second quarter of 1999 and the first six months of 1999 was 23.7% and 24.8%, respectively, compared with 26.5% and 27.1%, respectively, for the same periods of the prior year. In comparing the second quarter of fiscal 1999 with the second quarter of 1998, sales margin decreased 0.2% and service margin decreased 7.1%. For the first six months of 1999, the sales gross profit margin increased 1.3%, and service margin decreased 7.6% when compared to the same period of the prior year. The service margin decreases are due to a declining revenue base and increased cost associated with the establishment of a service division of the Company's United Kingdom subsidiary. This division has already received orders for field engineering and system engineering services, which are currently in progress, of approximately $9.0 million.

Operating expenses (excluding cost of revenue and restructuring) for the second quarter of 1999 were $9.1 million, compared with $8.7 million for the same period a year ago. For the first six months of 1999, operating expenses were $17.4 million compared with $17.8 million for the prior year. During the second quarter of 1999, the Company incurred restructuring costs of $638 thousand, primarily related to severance actions in the United States and France for twenty employees.

Non-operating expenses for the second quarter of 1999 and for the first six months of 1999, consisted primarily of interest expense of $1.4 million and $2.9 million respectively. Non-operating income and expenses for the first six months of 1998, included interest expense of $3.1 million offset by a recorded gain on the sale of excess real estate of $1.2 million.

During the second quarter of 1999, the Company repurchased in the public market $640 thousand face value of its 8 7/8% convertible subordinated debentures. This brings the total of repurchased bonds to $3.1 million for the first six months of 1999. These purchases resulted in an extraordinary gain of $376 thousand for the second quarter and approximately $1.7 million for the first six months of fiscal 1999. This compares with repurchases in the public market, during the second quarter of 1998, of approximately $1.8 million face value. This brought the total of repurchased bonds to $2.7 million for the first six months of 1998 and resulted in an extraordinary gain of $381 thousand for the second quarter and $555 thousand for the first six months of fiscal 1998.

Financial Condition

During the first six months of 1999, the Company's cash and cash equivalents decreased $6.5 million due primarily to the usage of cash in operations. The decrease in cash was a result of payments of vendor obligations and other accrued liabilities and the semi-annual bond interest payment.

During the first six months of 1999, the Company's net cash provided from investing activities was approximately $685 thousand. Approximately $2.1 million was related to the proceeds received from the sale of the buildings, offset by approximately $1.5 million which was used for the purchase of fixed assets (primarily test equipment, spares and internally used equipment).

During the first six months of 1999, the Company used $2.3 million in financing activities, primarily consisting of paydowns of Company debt approximating $43.1 million offset by additional borrowings of $40.9 million. The Company used approximately $1.4 million to repurchase 8-7/8% subordinated debentures with a face value of $3.1 million.

As of January 30, 1999, the Company had cash and cash equivalents of $5.6 million and restricted cash and cash equivalents of $465 thousand (restricted primarily to cover various lines of credits which are reflected as payables to banks). The Company believes its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for the remainder of fiscal 1999.

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 27, 1996, through January 30, 1999, is as follows:

                                                                   TOTAL
Restructuring accrual as of July 27, 1996                            655
Fiscal 1997 additions                                              2,425
Fiscal 1997 payments                                              (2,572)
-------------------------------------------------------------------------
Restructuring accrual as of August  2, 1997                         $508
Fiscal 1998 additions                                                 96
Fiscal 1998 payments                                                (422)
-------------------------------------------------------------------------
Restructuring accrual as of August 1, 1998                          $182
Fiscal 1999 additions                                                638
Fiscal 1999 payments                                                (181)
-------------------------------------------------------------------------
Restructuring accrual as of January 30, 1999                        $639
                                                                    ====

The projected payout of the restructuring accrual balance as of January 30, 1999, which related almost entirely to unpaid employee termination costs, is as follows:

Third quarter 1999                                                  $375
Fourth quarter 1999                                                  194
First quarter 2000                                                    52
Beyond                                                                18
------------------------------------------------------------------------
Restructuring accrual as of January 30, 1999                        $639
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

For its information technology exposures, to date, the Company is approximately 20% complete on the remediation phase and expects to complete software reprogramming and replacement no later than August 1, 1999. Once software is reprogrammed and replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing and implementation phases for all significant systems is expected by August 1, 1999.

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

New European Currency

In January 1999, certain European countries introduced a new currency unit called the `euro'. In conjunction with the preparation for the year 2000, the Company is also modifying and/or adapting systems designed to properly handle the euro. The Company's subsidiaries will formally begin reporting in euro currency starting with the August 1999 results (FY 2000). While Datapoint will more than likely be required to deal with euro transactions prior to that time, the activity will primarily be done manually. The costs required to be able to accommodate the euro are combined with costs of becoming year 2000 compliant, and therefore not easily identifiable. However, they are not considered to be so significant so as to have a material effect on the Company's business. The projected costs and completion dates for the euro project are based upon management's best estimates. Actual results could differ materially from these estimates.

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




                                          DATAPOINT CORPORATION
                                              (Registrant)






DATE:  March 15, 1999                     /s/ Phillip P. Krumb
                                          Phillip P. Krumb
                                          Acting Chief Financial Officer
                                          (Acting Chief Accounting Officer)