Form 10-Q
period 1999-05-01
DATAPOINT CORP
filed 1999-06-15
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended May 1, 1999

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

     As of May 1, 1999, 18,316,084 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 2,675,133 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                   Page
                                                                  Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     May 1, 1999 and August 1, 1998                                   3

    Consolidated Statements of Operations -
     Three and Nine Months Ended May 1, 1999
       and May 2, 1998                                                4

    Consolidated Statements of Cash Flows -
     Nine Months Ended May 1, 1999 and
     May 2, 1998                                                      5

    Notes to Consolidated Financial Statements                        6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      7



Part II. Other Information

Item 1.  Legal Proceedings                                           14


Signature                                                            15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                             (In thousands, except share data)
                                                                        (Unaudited)
                                                                    May 1,         August 1,
                                                                    1999            1998
                                                                 ------------      ----------
Assets

Current assets:
   Cash and cash equivalents                                          $3,872       $12,101
   Restricted cash and cash equivalents                                  343           352
   Accounts receivable, net of allowance for doubtful
     accounts of $1,093 and $1,305, respectively                      28,303        32,138
   Inventories                                                         2,844         2,957
   Prepaid expenses and other current assets                           3,192         3,259
------------------------------------------------------------------------------------------
   Total current assets                                               38,554        50,807

Fixed assets, net                                                      5,704         9,468
Other assets, net                                                      6,762         6,541
------------------------------------------------------------------------------------------
                                                                     $51,020       $66,816
==========================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
   Payables to banks                                                  $4,302        $7,902
   Accounts payable                                                   13,545        17,341
   Accrued expenses                                                   20,712        22,592
   Deferred revenue                                                   10,756        11,643
   Income taxes payable                                                1,661         1,898
------------------------------------------------------------------------------------------
      Total current liabilities                                       50,976        61,376

Long-term debt, exclusive of current maturities                       54,960        58,115
Other liabilities                                                     12,311        11,762

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
 10,000,000; shares issued and outstanding 661,967 in
 1999 and 721,976,  in 1998 (aggregate  liquidation
 preference, including dividend in
 arrears, $16,384  in 1999 and $17,327 in 1998).                         662           722
Common stock of $0.25 par value.  Shares authorized
 40,000,000; shares issued  20,991,217, including
 treasury shares of 2,675,133 in 1999 and
 2,951,909 in 1998.                                                    5,248         5,248
Other capital                                                        212,655       212,655
Pension liability adjustment                                          (6,084)       (6,084)
Foreign currency translation adjustment                                6,280         6,242
Retained deficit                                                    (283,705)     (278,655)
Treasury stock, at cost                                               (2,283)       (4,565)
-------------------------------------------------------------------------------------------
   Total stockholders' deficit                                       (67,227)      (64,437)
-------------------------------------------------------------------------------------------
                                                                     $51,020       $66,816
==========================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter Ended                  Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                            May 1, 1999      May 2, 1998      May 1, 1999       May 2, 1998
                                                            -----------      -----------      -----------       -----------
Revenue:
  Sales                                                         $17,756         $20,624           $58,698          $64,993
  Service and other                                              14,781          15,480            44,849           46,628
-----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                  32,537          36,104           103,547          111,621

Operating costs and expenses:
  Cost of sales                                                  13,572          15,934            45,553           51,166
  Cost of service and other                                      10,440           9,967            31,874           29,805
  Research and development                                          409             641             1,547            1,847
  Selling, general and administrative                             7,828           8,160            24,050           24,726
  Reorganization/restructuring costs                                175              --               813               52
-----------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                             32,424          34,702           103,837          107,596
-----------------------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                                           113           1,402              (290)           4,025

Non-operating income (expense):
  Interest expense                                               (1,404)         (1,561)           (4,334)          (4,612)
  Other, net                                                        137              12               316            1,121
-----------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes and
     extraordinary credit                                        (1,154)           (147)           (4,308)             534
Income tax expense                                                  237             328               500            1,016
-----------------------------------------------------------------------------------------------------------------------------------

  Loss before extraordinary credit                               (1,391)           (475)           (4,808)            (482)
-----------------------------------------------------------------------------------------------------------------------------------

Extraordinary credit -- debt extinguishment                          47              --             1,707              555
-----------------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                             $(1,344)        $  (475)          $(3,101)             $73
===================================================================================================================================
Net income (loss), adjusted for preferred stock
  dividends paid or accumulated plus gain on exchange
  and retirement of preferred stock -
  Net loss applicable to common                                 $(1,354)        $  (656)          $(3,313)           $(469)
==========================================================================================================================


Basic and Diluted Earnings (Loss)  Per Common Share:
  Loss  before extraordinary credit                              $(.08)         $  (.04)          $ (.29)            $(.03)
  Gain on exchange of preferred stock                              .01               --              .02               --
  Extraordinary credit                                              --               --              .09               .03
===================================================================================================================================
        Net income (loss) per common share                       $(.07)         $  (.04)          $ (.18)             $.00
===================================================================================================================================

Common Shares Outstanding:
    Basic                                                   18,276,977          18,026,258      18,190,461    17,945,046
    Diluted                                                 18,301,361          18,026,258      18,190,461    17,945,046

See accompanying Notes to Consolidated Financial Statements.


   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)

                                                                           (In Thousands)
                                                                         Nine Months Ended
                                                                     May 1, 1999      May 2, 1998

Cash flows from operating activities:
Net income (loss)                                                       $(3,101)           $73
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                           2,476          2,670
  Recoveries on accounts receivable                                        (167)          (161)
  Gain on debt extinguishment                                            (1,707)          (555)
  Deferred income taxes                                                     122             41
  Realized gain on sale of property                                        (273)        (1,205)
 Changes in assets and liabilities:
  (Increase) decrease in receivables                                      2,928         (7,868)
  (Increase) decrease in inventory                                           71           (787)
  Increase (decrease) in accounts payable and accrued expenses           (5,056)         3,187
  Increase (decrease) in other liabilities and deferred credits            (920)            69
  Other, net                                                                (37)          (453)
-----------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                 (5,664)        (4,989)

Cash flows from investing activities:
 Payments for fixed assets                                               (2,110)        (1,580)
 Proceeds from dispositions of fixed assets                               2,111          3,200
 Other, net                                                                 112           (583)
------------------------------------------------------------------------------------------------------
  Net cash provided from investing activities                               113          1,037

Cash flows from financing activities:
 Proceeds from borrowings                                                58,424         45,709
 Payments on borrowings                                                 (61,180)       (49,199)
 Restricted cash for letters of credit                                        9            154
-----------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                  (2,747)        (3,336)

Effect of foreign currency translation on cash                               69            619
-----------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                (8,229)        (6,669)
Cash and cash equivalents at beginning of period                         12,101         15,490
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $3,872         $8,821
                                                                         ======         ======

Cash payments for:
 Interest                                                                $3,159         $3,362
 Income taxes, net                                                         $413           $280

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

The results of operations for the three and nine months ended May 1, 1999, are not necessarily indicative of the results to be expected for the full year.


2.  Inventories

Inventories consist of:
                                              May 1,          August 1,
                                               1999              1998
Raw materials                                   $21               $74
Work in process                                 755               972
Finished and purchased products               2,068             1,911
                                              -----             -----
                                             $2,844            $2,957
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

As a result of dividend arrearages, each holder of the $1.00 preferred stock has the right to exchange each share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. For purposes of calculating net income applicable to common shareholders in 1999 and related per share amounts, a gain of $155 thousand and $306 thousand on such exchanges of preferred stock was added to net income, for the third quarter and nine months of 1999, respectively. This gain is the excess of the carrying value of preferred stock exchanged (including accumulated dividends) over the fair value of the common stock issued. Net income (loss) applicable to common stock is computed as follows:



                                                Quarter Ended          Nine Months Ended
                                            05/01/99     05/02/98      05/01/99    05/02/98
Loss before extraordinary credit            $(1,391)       $(475)      $(4,808)      $(482)
Preferred stock dividends accumulated          (165)        (181)         (518)       (542)
Gain on the exchange of preferred stock         155           --           306          --
Extraordinary credit                             47           --         1,707         555
                                                 --            -         -----         ---
Net loss applicable to common               $(1,354)       $(656)      $(3,313)      $(469)
                                            ========       ======      ========      ======

5.   Non-operating Income (Expense)
                                       Quarter  Ended        Nine Months Ended
(In thousands)                        05/01/99   05/02/98   05/01/99    05/02/98

Interest earned                           $49        $99       $265        $341
Foreign currency gains (losses)           109         23         (8)       (166)
Realized gain on sale of property          --         --        273       1,205
Other                                     (21)      (110)      (214)       (259)
                                          ----      -----      -----       -----
                                         $137        $12       $316      $1,121
                                         ====        ===       ====      ======
6.  Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income or loss, plus certain other nonowner changes in stockholders' equity. The only such items currently applicable to the Company are foreign currency translation adjustments and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999. On this basis, these nonowner reductions (increases) to stockholders' deficit, including net income or loss, for the third quarter of 1999 and the first nine months of 1999, totaled $(1.7) million and $(3.1) million, respectively. For the third quarter and the first nine months of 1998, these nonowner reductions totaled, $(200) thousand and $2.0 million, respectively.

7.  Subsequent Event

During the second quarter of fiscal 1999, the Company retained the firm of Dain Rauscher Wessels, financial advisors, to assist in exploring strategic alternatives for the company, both of a financing and capital nature. In this regard, the Company announced on May 17, 1999 that it and its wholly-owned subsidiary, Datapoint International, Inc., had entered into a letter of intent to sell its European operations for $49.5 million plus the assumption of certain liabilities to an investor group headed by Blake Thomas, the Company's President, and which includes key European Management employees and Aim High Enterprises, of Braintree, Massachusetts. During fiscal year 1999, the European operations have accounted for approximately ninety-six percent of the Company's revenue. The acquisition is contingent upon certain conditions including acquisition financing, the negotiation of definitive purchase documentation, necessary governmental and third party consents, and the completion of due diligence. The new company and Datapoint plan to contract with each for support services. While there are no assurances that the sale will be consummated, the sale is expected to close subsequent to July 31, 1999, the Company's fiscal year-end.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)

Overview

The Company had operating income of $113 thousand and a net loss of $1.3 million for the third quarter of 1999 and an operating loss of $290 thousand and a net loss of $3.1 million for the first nine months of 1999. This compares with operating income of $1.4 million and a net loss of $0.5 million for the third quarter of 1998 and operating income of $4.0 million and net income of $73 thousand for the first nine months of 1998. Revenue during the third quarter of 1999 decreased $3.6 million, or 9.9%, compared with the same period of the prior year. This decrease was primarily in sale revenue due to lower sales volume, and for the third quarter of 1999, reflects approximately $800 thousand resulting from a stronger U.S. dollar, on average, as compared to the average U.S. dollar during the same period of 1998. For the first nine months of 1999, total revenue decreased $8.1 million, or 7.2%, when compared with the same period of the prior year. However, for the first nine months of 1999, the decrease in revenue also primarily due to lower sales volume, was offset by approximately $330 thousand resulting from a weaker U.S. dollar, on average, during the first nine months of 1999, as compared to the average U.S. dollar during the same period of 1998.

Operating expenses (excluding cost of revenue and restructuring) for the third quarter of 1999 were $8.2 million, compared with $8.8 million for the same period a year ago. For the first nine months of 1999, operating expenses were $25.6 million compared with $26.6 million for the prior year. During the third quarter of 1999, the Company incurred restructuring costs of $175 thousand, related to severance actions in the United States. For the first nine months of 1999, the Company incurred restructuring costs of $813 thousand, primarily related to severance in the United States and France for thirty employees.

During the third quarter of 1999, the Company repurchased in the public market $81 thousand face value of its 8 7/8% convertible subordinated debentures. This brings the total of repurchased bonds to $3.2 million for the first nine months of 1999. These purchases resulted in an extraordinary gain of $47 thousand for the third quarter and approximately $1.7 million for the first nine months of fiscal 1999. While the Company did not repurchase any of its 8 7/8% convertible subordinated debentures during the third quarter of fiscal 1998, the Company did repurchase in the public market approximately $2.7 million at face value of its 8 7/8% convertible subordinated debentures during the first nine months of 1998. These purchases resulted in an extraordinary gain of $555 thousand for the first nine months of fiscal 1998.

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

On April 14, 1999, the Company announced that it had entered into a letter of intent to acquire S. F. Digital and the Corebyte(TM) product family, owned by John Engstrom, a leader in the development of network services delivered via the Internet. The acquisition is subject to approval by the Company's Board of Directors of the definitive agreement.

During the second quarter of fiscal 1999, the Company retained the firm of Dain Rauscher Wessels, financial advisors, to assist in exploring strategic alternatives for the company, both of a financing and capital nature. In this regard, the Company announced on May 17, 1999 that it and its wholly-owned subsidiary, Datapoint International, Inc., had entered into a letter of intent to sell its European operations for $49.5 million plus the assumption of certain liabilities to an investor group headed by Blake Thomas, the Company's President, and which includes key European Management employees and Aim High Enterprises, of Braintree, Massachusetts. During fiscal year 1999, the European operations have accounted for approximately ninety-six percent of the Company's revenue. The acquisition is contingent upon certain conditions including acquisition financing, the negotiation of definitive purchase documentation, necessary governmental and third party consents, and the completion of due diligence. The new company and Datapoint plan to contract with each for support services. While there are no assurances that the sale will be consummated, the sale is expected to close subsequent to July 31, 1999, the Company's fiscal year-end.

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

The status of the patent infringement litigation is as follows:

     (1) Datapoint Corporation v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Texas). This case was tried in March and April of 1998 with an adverse result. An appeal has been filed, the case argued and the Company is awaiting a decision.

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

Results of Operations

For the third quarter and for the first nine months of fiscal year 1999, the Company had operating income of $113 thousand and an operating loss of $290 thousand, respectively, and net losses of $1.3 million and $3.1 million, respectively. For the same periods of the prior year, the Company had operating income of $1.4 million and $4.0 million, respectively, and a net loss of $475 thousand and net income of $73 thousand, respectively. The following is a summary of the Company's sources of revenue (approximately ninety-nine percent of Datapoint's international revenue is derived from customers in Western Europe):

                                 Quarter  Ended             Nine Months Ended
    (In thousands)          05/01/99     05/02/98        05/01/99      05/02/98

   Sales:
    U.S.                        $819         $671          $2,527        $2,544
    Foreign                   16,937       19,953          56,171        62,449
                              ------       ------          ------        ------
                              17,756       20,624          58,698        64,993
  Service and other:
    U.S.                         258          276             815           840
    Foreign                   14,523       15,204          44,034        45,788
                              ------       ------          ------        ------
                              14,781       15,480          44,849        46,628
                              ------       ------          ------        ------

  Total revenue              $32,537      $36,104        $103,547      $111,621
                             =======      =======        ========      ========

Revenue during the third quarter of 1999 decreased $3.6 million, or 9.9%, compared with the same period of the prior year. For the first nine months of 1999, total revenue decreased $8.1 million, or 7.2%, when compared with the same period of the prior year. This decrease was primarily due to lower sales volume, and for the third quarter of 1999, reflects approximately $800 thousand resulting from a stronger U.S. dollar, on average, as compared to the average U.S. dollar during the same period of 1998. However, for the first nine months of 1999, the decrease in revenue, also primarily due to lower sales volume, was offset by approximately $330 thousand resulting from a weaker U.S. dollar, on average, during the first nine months of 1999, as compared to the average U.S. dollar during the same period of 1998.

The gross profit margin for the third quarter of 1999 and the first nine months of 1999 was 26.2% and 25.2%, respectively, compared with 28.3% and 27.5%, respectively, for the same periods of the prior year. In comparing the third quarter of fiscal 1999 with the third quarter of 1998, sales margin increased 0.9% and service margin decreased 6.2%. For the first nine months of 1999, the sales gross profit margin increased 1.1%, and service margin decreased 7.2% when compared to the same period of the prior year. The service margin decreases are due to a declining revenue base and increased cost associated with a large service contract within a division of the Company's United Kingdom subsidiary.

Operating expenses (excluding cost of revenue and restructuring) for the third quarter of 1999 were $8.2 million, compared with $8.8 million for the same period a year ago. For the first nine months of 1999, operating expenses were $25.6 million compared with $26.6 million for the prior year. During the third quarter of 1999, the Company incurred restructuring costs of $175 thousand, related to severance actions in the United States for ten employees. This brings the total to $813 thousand for restructuring costs incurred during the first the nine months of 1999. The thirty employees affected were in the United States and France.

Non-operating expenses for the third quarter of 1999 and for the first nine months of 1999, consisted primarily of interest expense of $1.4 million and $4.3 million, respectively. Non-operating income and expenses for the first nine months of 1998, included interest expense of $4.6 million offset by a recorded gain on the sale of excess real estate of $1.2 million.

During the third quarter of 1999, the Company repurchased in the public market $81 thousand face value of its 8 7/8% convertible subordinated debentures. This brings the total of repurchased bonds to $3.2 million for the first nine months of 1999. These purchases resulted in an extraordinary gain of $47 thousand for the third quarter and approximately $1.7 million for the first nine months of fiscal 1999. While the Company did not repurchase any of its 8 7/8% convertible subordinated debentures during the third quarter of fiscal 1998, the Company did repurchase in the public market approximately $2.7 million at face value of its 8 7/8% convertible subordinated debentures during the first nine months of 1998. These purchases resulted in an extraordinary gain of $555 thousand for the first nine months of fiscal 1998.

Financial Condition

During the first nine months of 1999, the Company's cash and cash equivalents decreased $8.2 million due primarily to the usage of cash in operations. The decrease in cash was a result of payments of vendor obligations and other accrued liabilities and the semi-annual bond interest payment.

During the first nine months of 1999, the Company's net cash provided from investing activities was approximately $113 thousand. Approximately $2.1 million was related to the proceeds received from the sale of the building, offset by approximately $2.1 million which was used for the purchase of fixed assets (primarily test equipment, spares and internally used equipment).

During the first nine months of 1999, the Company used $2.7 million in financing activities, primarily consisting of paydowns of Company debt approximating $61.2 million offset by additional borrowings of $58.4 million. The Company used approximately $1.4 million to repurchase 8-7/8% subordinated debentures with a face value of $3.2 million.

As of May 1, 1999, the Company had cash and cash equivalents of $3.9 million and restricted cash and cash equivalents of $343 thousand (restricted primarily to cover various lines of credits, which are reflected as payables to banks). Subsequent to quarter end, the Company did not make the June 1, 1999 semi-annual interest payment on its 8 7/8% convertible subordinated debentures. The Company does expect to make the payment from internal funding sources within the thirty day grace period allowable under the terms of the Indenture dated as of June 1, 198l. The Company does believe its available cash and cash equivalents and funds generated from operations will be sufficient to provide its working capital and cash requirements for the remainder of fiscal 1999.

Reorganization/Restructuring Costs
(In thousands)

A rollforward of the restructuring accrual from July 27, 1996, through May 1, 1999, is as follows:
                                                                     TOTAL
Restructuring accrual as of July 27, 1996                              655
Fiscal 1997 additions                                                2,425
Fiscal 1997 payments                                                (2,572)
---------------------------------------------------------------------------
Restructuring accrual as of August  2, 1997                           $508
Fiscal 1998 additions                                                   96
Fiscal 1998 payments                                                  (422)
---------------------------------------------------------------------------
Restructuring accrual as of August 1, 1998                            $182
Fiscal 1999 additions                                                  813
Fiscal 1999 payments                                                  (572)
---------------------------------------------------------------------------
Restructuring accrual as of May 1, 1999                               $423
                                                                      ====

The projected payout of the restructuring accrual balance as of May 1, 1999, which related almost entirely to unpaid employee termination costs, is as follows:

Fourth quarter 1999                                                   $299
First quarter 2000                                                      89
Second quarter 2000                                                     35
Beyond                                                                  --
---------------------------------------------------------------------------
Restructuring accrual as of May 1, 1999                               $423
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




                                             DATAPOINT CORPORATION
                                             (Registrant)






DATE:  June 15, 1999                         /s/ Phillip P. Krumb
                                             Phillip P. Krumb
                                             Acting Chief Financial Officer
                                             (Acting Chief Accounting Officer)