Form 10-K
period 1999-07-31
DATAPOINT CORP
filed 1999-11-12
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For the fiscal year ended July 31, 1999

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

                       7 rue d'Anjou 75008, Paris, France
               8410 Datapoint Drive, San Antonio, Texas 78229-8500
              (Address of principal executive offices and zip code)

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

     As of November 1, 1999, 18,348,229 shares of Datapoint Corporation Common Stock were outstanding (excluding 2,642,988 shares held in Treasury), and the aggregate market value (based upon the last reported sale price of the Common Stock on the National Association of Securities Dealers' Over-the-Counter Bulletin Board -- Composite Tape on November 1, 1999) of the shares of Common Stock held by non-affiliates was approximately $7.1 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

PART I

ITEM 1.  Business.

General

     Datapoint Corporation, including its subsidiaries (hereinafter "Datapoint" or "the Company"), is principally engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products -- both hardware and software. These products and services are for integrated computer, telecommunication and video conferencing network systems. The Company through its 80% owned subsidiary Corebyte Inc., is also actively engaged in the development and marketing of the Corebyte Networks(TM) product line consisting of internet communication and networking software.

     Datapoint was reincorporated in Delaware in 1976 as the successor corporation to a Texas corporation. It was originally incorporated in 1968 as Computer Terminal Corporation and changed its name to Datapoint Corporation in 1972. Its principal executive offices are located at 7 rue d'Anjou 75008, Paris, France (telephone number - (33-1) 40 07 37 37) and at 8410 Datapoint Drive, San Antonio, Texas 78229-8500 (telephone number - (210)-593-7000).

     Throughout the 1980's and the early 1990's, the Company's business was characterized by a significant decline in total revenue, recurring significant losses, and a reduction of the domestic workforce. This was primarily due to (1) a mass entry of competitors in the networking marketplace compounded by (2) a marketplace demand for "Open Systems" products and standard interfaces, both of which had a negative impact on the traditional networking and data processing components of the Datapoint business. The marketplace was forced into a sameness of design that lead to highly competitive pricing being the only significant product differentiator. These adverse effects were, in turn, worsened by the increasing availability of low-cost, off-the-shelf software applications packages written in a number of industry-standard programming languages. Between 1994 and 1996, the Company was able to maintain a consistent and slightly increasing revenue level while, at the same time, restructuring its operations mostly through significant workforce reductions worldwide. The aim was to reduce its cost base to support such revenue levels. At the end of 1996, the Company sold its European based Automotive Dealer Management Systems business ("EADS") to Kalamazoo Computer Group, plc, a public limited company organized under the laws of England ("Kalamazoo"). The decline in revenue levels in 1997 and subsequently, reflects the result of this sale.

     Since fiscal year 1996, the Company pursued, and is continuing to pursue, actions to provide cash infusions, including the sale of selected assets of the Company in order to improve its financial condition. In this regard, on May 28, 1996, the Company entered into an agreement with Kalamazoo, providing for the sale by Datapoint to Kalamazoo of Datapoint's EADS for a purchase price of $33.0 million.

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

     During the second quarter of 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "Exchange Offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for
3.25 shares of Common Stock. The exchange offer expired December 10, 1996. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders in 1997, and related per share amounts, a gain of $3.8 million on exchange and retirement of preferred stock was added to net income. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock.

     Currently, the Company, principally through its European subsidiaries, has been engaged in the development, acquisition, marketing, servicing and system integration of computer and communications products. These products and services are for integrated computer, telecommunication and video conferencing network systems. While substantially all of the Company's revenue for the last three years has come from the European Operations, as defined below, the profitability of that business has decreased. The Board of Directors of the Company has determined that such decline in profitability is likely to continue into the foreseeable future unless the Company was to invest significant capital in the European Operations. Subsequent to year end, in October 1999 the Company discontinued its domestic video conferencing (MINX) operations. As a result, severance pay of approximately $624 thousand will be paid to 28 employees in regular bi-weekly installments. The severance obligations have not been reflected in fiscal year 1999 results. In connection with the discontinuance of this domestic operation, the Company recognized a charge to cost of revenue during the fourth quarter of 1999 of $613 thousand to reflect an adjustment to the net realizable value of inventories at July 31, 1999 relating to the domestic video conferencing operation (MINX). Net revenues from this domestic operation were approximately $2.1 million during 1999. Due to the Company's limited financial resources, it was not able to continue making the investment required, both in marketing and product development, to sustain consistent profitability for this portion of the business. The Company does intend to honor its existing warranty obligations as well as its existing maintenance support contracts and other contracts related to this business.

     Given  the  Company's  limited  resources,   the  Board  of  Directors  has
determined that the Company should shift its focus to developing and/or marketing internet products and e-commerce applications. In this regard, the Company recently took steps to enter into a transaction to sell its European Operations and acquired the Corebyte Networks(TM) product family ("Corebyte") which consists of internet communication and networking software products through a newly formed subsidiary named Corebyte Inc., of which the Company owns an eighty-percent (80%) interest as more fully described below.

     In connection with such refocus, on May 17, 1999, the Company and its wholly-owned subsidiary, Datapoint International, Inc., entered into a letter of intent for a proposed sale of its European subsidiaries which comprise substantially all of the Company's operations (the "European Operations"). The European Operations represented 96% of the Company's total revenue during 1999. Excluding the European Operations, the Company's consolidated revenue and operating loss were $5 million and $6.1 million, respectively, in 1999. Under the terms of the proposed sale, the European Operations will be purchased for $49.5 million plus the assumption of certain liabilities, less fees and expenses, by Reboot Systems, Inc., an investor group headed by Blake Thomas, the Company's president, and which includes key management employees of the European Operations (collectively, the "Buyer"). Subsequently, a Stock Purchase Agreement for the proposed sale was signed on July 31, 1999, and subsequently amended on November 1, 1999 ("Stock Purchase Agreement"). The proposed sale is contingent upon certain conditions, including the Buyer's ability to secure acquisition financing, necessary third party consents, the consent of at least two thirds of the debentureholders, and common shareholder majority approval ("shareholder approval"). On November 1, 1999, the Company and the Buyer entered into the First Amendment to the Stock Purchase Agreement (the "First Amendment"). The First Amendment provided for a refundable deposit of $750 thousand (the "Deposit") which was paid by the Buyer to the Company on November 8, 1999. The Deposit will be used primarily to fund transaction costs, including the engagement of BNY Capital Markets, Inc. to issue a fairness opinion in connection with the transaction.

     The First Amendment also obligates the Buyer to loan to the Company, on or prior to December 1, 1999, approximately $2.5 million (the "December 1 Funding") which represent the funds necessary for the Company to make the December 1999 interest payment on its 8 7/8 % convertible subordinated debentures (the "Debentures"). The Deposit, the December 1 Funding, a fixed amount of $375 thousand, and repayment of commitment fees (the "Commitment Fees") as may be incurred by the Buyer in connection with the transaction in the event that the Company does not receive the requisite approval to the transaction by its shareholders and holders of the Debentures will be secured by accounts receivable of certain of the European subsidiaries.

     Although the termination date pursuant to the First Amendment was extended to March 31, 2000, if the December 1 Funding is not completed by the Buyer, the Stock Purchase Agreement, as amended, will terminate on December 1, 1999. If the transaction is consummated, the Deposit and the December 1 Funding shall be applied toward the purchase price. If the transaction is not consummated, the Company would be required to repay to the Buyer (i) the December 1 Funding and
(ii) the Deposit, and the payment of the Commitment Fees and the fixed amount of $375 thousand if the transaction did not close as a result of the inability of the Company to obtain the requisite consents of its shareholders and holders of the Debentures. In the event that the Buyer does not obtain the financing commitment by February 1, 2000, the Company is required to reimburse the Buyer for the December 1 Funding, but retains the Deposit.

     The closing under the Stock Purchase Agreement, as amended, requires majority shareholder approval and the consent of at least two thirds of the debentureholders of the Company. In connection with obtaining such approvals, the Company expects to file shortly with the U.S. Securities and Exchange Commission proxy materials soliciting such approvals and tender offer documents to repurchase some portion of the Debentures. In this regard, the Company has engaged BNY Capital Markets, Inc. to deliver a fairness opinion as to the fairness of the transaction to the shareholders of the Company from a financial point of view.

    On November 11, 1998, the Company engaged Dain Rauscher Wessels, a division of Dain Rauscher Incorporated ("Dain Rauscher"), as its investment banker to assist the Company in marketing and negotiating the sale of the European Operations. Dain Rauscher solicited indications of interest from a broad array of strategic and financial prospective purchasers. In addition to the Buyer, the Company entered into preliminary negotiations with two groups. One such group made an inferior offer to purchase the European Operations, which the Company rejected. The other such group initially indicated a willingness to pay a higher purchase price than the Buyer and the Company engaged in active negotiations with this group. However, when such group failed to make an adequate offer, the Company then resumed negotiations with the Buyer. Based upon the Buyer's proposed purchase price, the Company's familiarity with certain of the entities and individuals comprising the Buyer, and the Buyer's familiarity with the European Operations, among other factors, the Company believed the transaction with the Buyer represented the most favorable available opportunity to consummate the sale of the European Operations on the most favorable terms, including price.

    Based on current trends in its business and its financial forecasts, the Company believes if the December 1 Funding is not made and if the proposed sale of the European Operations is not consummated, that it will not be able to make the scheduled December 1999 interest payment of $2.4 million on its 8 7/8% convertible subordinated debentures and a $5.0 million sinking fund payment due in March 2000, respectively, from internal cash flow resources. In the event the interest payment is not made within the 30-day period following December 1, 1999, the resulting default would entitle the holders of the Debentures to elect to declare the entire indebtedness of $55.0 million as immediately due and payable.

    On July 27, 1999, the Company, through its newly formed subsidiary, Corebyte Inc., acquired the Corebyte communication and networking software product family. The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom, dated July 27, 1999. Consideration provided for the Corebyte assets comprised the following: (1) options to purchase up to one million shares of common stock of the Company at an exercise price of $1.00 per share, (ii) options to purchase an additional one million shares of common stock of the Company at an exercise price equal to 80% of the closing price per share of common stock of the Company on July 27, 2000, the first anniversary of the acquisition, provided that Mr. Engstrom is still employed by the Company on such date; (iii) up to twenty-five percent of the common stock in Corebyte, Inc.; and (iv) $75,000 in cash as reimbursement for certain research and development expenses. All such consideration is to be held in escrow pending final resolution of Engstrom v. Futureshare.com, LLC, a litigation which is pending in the United States District Court for the Southern District of New York concerning the ownership status of the intellectual property which is the subject of the acquisition. The discovery process has begun in connection with such litigation and depositions are scheduled to be held in November 1999.

     Corebyte Inc. is led by John Engstrom, a pioneer of online and accomplished enterprise groupware and e-mail service provider. Corebyte is an intelligent browser-based enterprise-to-enterprise networking system. With a single interface, and based upon beta testing of the system performed to date, the end-user directly accesses every application necessary to manage their enterprise from basic e-mail to advanced e-commerce. Users of Corebyte seamlessly share and exchange valuable information, selectively and securely, within their network community and across enterprises.

Patents and Trademarks

     Datapoint owns certain patents, copyrights, trademarks and trade secrets in network technologies, which it considers valuable proprietary assets.

Video Conferencing Patents

     Datapoint, along with John Frassanito and David A. Monroe, owns United States Patent Nos. 4,710,917 and 4,847,829 related to video teleconferencing technology. Datapoint has filed infringement actions against several companies.

The status of the patent infringement litigation is as follows:

     (1) Datapoint Corporation v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Texas). This case was tried in March and April of 1998 with an adverse result. Notice of Appeal had been filed and the case since has been dismissed.

     (2) Datapoint Corporation v. Compression Labs, Inc. No. 3:93-CV-2522-D (N.D. Texas); Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.); Datapoint Corporation v. Videolan Technologies, Inc.; Videolan Technologies, Inc. v. Datapoint Corporation, No. 96 CV-604-H (W.D. Kentucky) et al; Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas). These cases have been dismissed and were subject to being reopened if the Company was successful in its appeal of certain of the issues adversely determined in the PictureTel litigation described above. Datapoint's appeal was unsuccessful.

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

     These actions have been consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued April of 1998 adverse to Datapoint. The Company had filed two sets of objections to certain portions of this report. The objections were overruled. These objections will now have to be resolved at the Appellate Court level. The briefing is completed. The Company is awaiting a date to be scheduled for oral arguments.

     The above actions represent the Company's continuing efforts to license and enforce its multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage multi-speed networking technology and present the opportunity for further royalty bearing licenses. While such royalty bearing licenses and enforcement of its patents may be important to the Company's business to create long-term value for its shareholders, the ultimate outcome of the above litigation, appeals with respect to the litigation, and /or negotiations cannot be determined at this time.

Products

     The Company provides communication solutions to the world through data, voice, and video integration. A complete line of products for data processing, video communications, and telecommunications is available.

     In 1994, consistent with the Company's patent licensing business, the Company began patent infringement suits against several defendants related to the Company's video conferencing patents and dual protocol local area network patents. The Company's patent enforcement policy included the identification of video conferencing products and dual protocol local area network products and applications which infringe the related patents and the execution of licensing agreements through a) normal commercial negotiations or b) pursuant to settlements of litigation brought against the patent infringers. The Company has not been successful in asserting its U.S. video conferencing patents resulting in payments for licenses. The Company is taking steps through an industry-wide program to license and enforce its multi-speed networking patents through negotiations and/or litigation. Currently, four patent infringement suits are pending with respect to Datapoint's patents on its dual protocol local area networking technology. These patents cover certain ARCNET and Fast Ethernet products recently introduced by various suppliers to the local area network industry and dominates certain types of dual-speed LAN Adaptor Products recently introduced by various industry leaders. Such royalty bearing licenses and enforcement of its patents may create long-term value for its shareholders, pending resolution of the above-referenced litigations which so far have not had favorable results to the Company.

     The Company's Networking products are industry-standard. The file servers are based upon a scalable architecture using the Intel microprocessor. The multi-processor functionality is provided for the Company's highly sophisticated RMS network operating system. The same systems can be used for Windows NT, UNIX and other operating systems. The Company offers high-performance, Pentium PRO and Pentium III file servers. All systems support RAID disks and popular network protocols such as TCP/IP and NetBios.

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

     Through various non-exclusive value added reseller agreements, the Company, through its European subsidiaries, sells a complete set of telecommunications products and systems integration services to meet the requirements of call centers, customer service centers, and telemarketing firms. These products include automatic call distributor (ACD), power dialer, interactive voice response (IVR), and software, which are used to handle high volumes of inbound and outbound telephone calls, faxes, and e-mails. The Company's services include, consulting, systems integration, application development, and post sales support. The Company provides solutions with expertise in networking, data processing, and voice technologies.

     The supplier and value-added reseller relationships that the Company continues to develop, allow its customers worldwide to enhance their productivity with sensible, cost-effective computer-based networking, telephony and video communication solutions.

     Corebyte is an intelligent browser-based enterprise-to-enterprise networking system. With a single interface, and based upon beta testing of the system performed to date, the end-user directly accesses every application necessary to manage their enterprise from basic e-mail to advanced e-commerce. Users of Corebyte seamlessly share and exchange valuable information, selectively and securely, within their network community and across enterprises. Based on the above, the following features are currently available with
Corebyte:

o        Instant Virtual Private Network with simple and remote administration;
o        E-mail;
o        Calendar;
o        Address book;
o        Notepad;
o        Enterprise-wide website editor;
o        Slideshow;
o        Intelligent instant messaging;
o        Website bookmarks and links manager;
o        Folder management and sharing;
o        Unlimited color and style combinations (totally customizable);
o        Advanced searching and sorting; and
o        Automatic content update broadcast.

    Subsequent to year end, in October 1999 the Company discontinued its domestic video conferencing (MINX) operations. As a result, severance pay of approximately $624 thousand will be paid to 28 employees in regular bi-weekly installments. The severance obligations have not been reflected in fiscal year 1999 results. In connection with the discontinuance of this domestic operation, the Company recognized a charge to cost of revenue during the fourth quarter of 1999 of $613 thousand to reflect an adjustment to the net realizable value of inventories at July 31, 1999 relating to the domestic video conferencing (MINX) operation. Net revenues from this domestic operation were approximately $2.1 million during 1999. Due to the Company's limited financial resources, it was not able to continue making the investment required, both in marketing and product development, to sustain consistent profitability for this portion of the business. The Company does intend to honor its existing warranty obligations as well as its existing maintenance support contracts and other contracts related to this business.

Markets

Customers

    Datapoint sells generally to business and government customers, including the U.S. government, financial institutions, insurance companies, educational institutions, and manufacturers. During fiscal years 1997 through 1999, no one customer accounted for 10 percent or more of consolidated revenues.

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

International

    Datapoint's products are marketed to end-users in over forty countries through a network of wholly-owned subsidiaries and independent distributors. Datapoint distributes its products internationally through wholly-owned sales and service operations in Belgium, France, Germany, Holland, Italy, Norway, Spain, Sweden, Switzerland and the United Kingdom and through authorized distributors worldwide. During each of the fiscal years 1999, 1998 and 1997, approximately 99 percent of Datapoint's international revenue was derived from customers in Western Europe.

Customer Service

    In the United States, Datapoint has entered into an agreement with Decision Servcom, Inc. ("DSI"), whereby DSI would serve as the non-exclusive authorized service agent for Datapoint's proprietary data processing products. Maintenance of equipment outside the United States is provided by Datapoint's international subsidiaries and distributors. The service operations of the Company's international subsidiaries, which are included in the proposed sale of the European Operations, produced 42 percent of total company revenues and 48 percent of total company gross profit for the fiscal year ended July 31, 1999. In fiscal year 1996, Datapoint entered into a subcontract with Kalamazoo to provide hardware maintenance service to Kalamazoo's European Automotive Dealer System network.

Manufacturing, Raw Materials, and Supplies

    The majority of Datapoint's products are purchased from third parties. The products are then resold badged/unbadged within Datapoint configurations upon the completion of testing and packaging.

    Datapoint seeks, and maintains where practical, multiple sources of supply for the products, components, and raw materials which it uses. However, certain products and components are purchased only from single sources, and Datapoint could experience product shipment delays if such suppliers should fail to meet Datapoint's requirements. The delay of any components, whether for supply or quality reasons, can become critical to product flows. The Company's general experience has been good in terms of minimizing exposure; however, guarantees regarding possible future situations and rectifying actions that could arise cannot be made.

Research and Product Development

    Datapoint incurred expense of $2.0 million, $2.5 million, and $2.1 million in the fiscal years ended July 31, 1999, August 1, 1998, and August 2, 1997, respectively, on research and development activities. Datapoint maintains its principal research and development facility in San Antonio, Texas.

Competition

    Datapoint operates in the intensely competitive computer data processing, video conferencing (MINX) and telephony industries. These industries are characterized by the frequent introduction of new products based upon technological advances. Datapoint competes, domestically and abroad, with a substantial number of companies, many of which are larger and have greater resources than Datapoint. Such companies, considered in the aggregate, compete in the entire line of products manufactured and marketed by Datapoint. These competitors differ somewhat depending on the market segment, customer and geographic area involved.

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

Backlog

    The backlog of firm orders for the sale or lease of the Company's products as of July 31, 1999 and August 1, 1998 was $7.6 million and $8.5 million, respectively. Calculations were based on then existing end-user purchase prices for products and gave effect to appropriate discounts for products to be sold. The backlog amounts are not necessarily indicative of the Company's future results, since an increasing amount of the Company's revenues are derived from orders obtained in the period of shipment. Furthermore, a portion of the Company's backlog may be cancelable at the customer's option, under certain conditions, without financial penalty. All orders included in the backlog at July 31, 1999, are currently scheduled for delivery during the subsequent 12 months. All orders are subject to the Company's ability to meet delivery commitments. The Company records only firm orders as backlog, and generally such orders are cancelable only by the Company. In the event that a new product is released, a customer is allowed to upgrade (i.e., cancel) an existing order and place a new order for the new product. This is done at the Company's discretion with no financial penalty to the customer.

    Backlog is also not a reliable indicator of future results, as changes in product mix and costs may significantly impact reported results. Therefore, the Company believes that the backlog data is not meaningful to an understanding of the Company's business or future reported results.

Patents and Trademarks

     Datapoint owns certain patents, copyrights, trademarks and trade secrets in network technologies, which it considers valuable proprietary assets.

Video Conferencing Patents

     Datapoint, along with John Frassanito and David A. Monroe, owns United States Patent Nos. 4,710,917 and 4,847,829 related to video teleconferencing technology. Datapoint has filed infringement actions against several companies.

The status of the patent infringement litigation is as follows:

     (1) Datapoint Corporation v. PictureTel Corporation, No. 3:93-CV-2381-D (N.D. Texas). This case was tried in March and April of 1998 with an adverse result. Notice of Appeal had been filed and the case has since been dismissed.

     (2) Datapoint Corporation v. Compression Labs, Inc. No. 3:93-CV-2522-D (N.D. Texas); Datapoint Corporation v. Teleos Communications, Inc. No. 95-4455-AET (D.N.J.); Datapoint Corporation v. Videolan Technologies, Inc.; Videolan Technologies, Inc. v. Datapoint Corporation, No. 96 CV-604-H (W.D. Kentucky) et al; Datapoint Corporation v. Intel Corp. No. 97-CV-2581 (N.D. Texas). These cases have been dismissed and were subject to being reopened if the Company was successful in its appeal of certain of the issues adversely determined in the PictureTel litigation described above. Datapoint's appeal was unsuccessful.

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

     These actions have been consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued April of 1998 adverse to Datapoint. The Company had filed two sets objections to certain portions of this report. The objections were overruled. These objections will now have to be resolved at the Appellate Court level. The briefing is completed. The Company is awaiting a date to be scheduled for oral arguments.

     The above actions represent the Company's continuing efforts to license and enforce its multi-speed networking patents through negotiations and/or litigation. The Company believes that these patents provide broad coverage in multi-speed networking technology and present the opportunity for further royalty bearing licenses. While such royalty bearing licenses and enforcement of its patents may create long-term value for its shareholders, the ultimate outcome of the above litigation, appeals with respect to the litigation, and /or negotiations cannot be determined at this time.

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

Employees

    At July 31, 1999, the Company had 639 employees. The Company considers its relations with its employees to be satisfactory. In the event the sale of the European Operations is consummated, the Company will have approximately 10 Datapoint and 5 Corebyte Inc.
employees.

Environmental Matters

    Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of Datapoint.

ITEM 2.  Properties.

    Datapoint's principal executive offices are located in Paris, France and in San Antonio, Texas. Datapoint believes that its facilities are generally well maintained, in good operating condition and are adequately equipped for their present use. Information regarding the principal plants and properties, excluding leases assigned or subleased, as of July 31, 1999, is as follows:

                                Approximate
                                 Facility
      Location        Use        Sq. Footage     Owned or Leased Land Area

San Antonio, Texas    Office      38,000       Leased; expires October 1, 2002
Gouda, Netherlands    Office      38,709       Leased; expires October 25, 1999
                                                  and 2003
Paris, France         Office       2,900       Leased; expires June 16, 2008

    Additionally, at July 31, 1999, excluding leases assigned or subleased, the Company leased sales and service offices having an aggregate of 232,004 square feet in metropolitan areas worldwide, pursuant to lease agreements that expire between 1999 and 2012. The aggregate annual rental of all of these sales and service offices is approximately $2.9 million and most of these leases are subject to rental increases under certain escalation provisions and renewals on similar terms.

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

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Datapoint Corporation announced in August 1998 that its securities would no longer be listed on the New York Stock Exchange under the symbol "DPT", effective at the end of business Friday, August 21, 1998. The New York Stock Exchange's decision was an administrative event for Datapoint and did not reflect any material change in the Company's financial health. Beginning August 24, 1998, the common stock has been quoted on the National Association of Securities Dealers' Over-the Counter Bulletin Board under the symbol "DTPT". As of November 1, 1999, there were approximately 2,824 holders of record and 18,348,229 outstanding shares of Common Stock. The prices below represent the high and low prices for composite transactions for stock traded during the applicable period. The Company has not paid cash dividends to date on its common stock and has no present intention to pay cash dividends on its common stock in the near future. As of November 1, 1999, the closing price of the stock was $0.53.

             Fiscal
              year              High              Low
              ----              ----              ---
             1999   Q4           1.69             .59
                    Q3           2.06             .56
                    Q2            .84             .50
                    Q1           1.25             .50

                                 High             Low
             1998   Q4           2.25            1.13
                    Q3           3.13            1.50
                    Q2           3.44            2.50
                    Q1           4.13            2.06

ITEM 6.  Selected Financial Data.

Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)

                                                                 1999          1998          1997            1996           1995
----------------------------------------------------------------------------------------------------------------------------------

Operating Results for the Fiscal Year
Total revenue                                                $138,285      $151,445      $142,121        $179,541       $174,901
Operating income (loss)                                        (2,886)        5,074         2,033           1,017        (18,232)
Income (loss) before extraordinary credit
  and effect of change in accounting principle                 (9,256)       (1,224)        1,173          19,015        (28,343)
Net income (loss)                                              (7,549)         (669)        2,383          19,342        (28,343)
Basic earnings (loss) per common share:
   Income (loss) before extraordinary credit                     (.55)         (.11)          .01            1.28         (2.29)
   Gain on the exchange and retirement of preferred stock         .02            --           .24              --             --
   Extraordinary credit                                           .09           .03           .07             .02             --
     Net income (loss) per share                                 (.44)         (.08)          .32            1.30         (2.29)
Diluted earnings (loss) per common share:
    Income (loss) before extraordinary credit                    (.55)         (.11)          .01            1.11         (2.29)
   Gain on the exchange and retirement of preferred stock         .02            --           .24              --             --
   Extraordinary credit                                           .09           .03           .07             .02             --
     Net income (loss) per share                                 (.44)         (.08)          .32            1.13         (2.29)


Financial Position at End of Fiscal Year
Current assets                                                $40,930       $50,807         $45,340       $69,995        $67,506
Fixed assets, net                                               5,928         9,468          11,764        14,625         18,877
Total assets                                                   49,333        66,816          62,388        93,818        101,751
Current liabilities                                            60,463        64,491          53,679        76,965        100,256
Long-term debt                                                 50,000        55,000          60,875        63,945         64,923
Stockholders' equity (deficit)                                (72,128)      (64,437)        (64,084)      (55,202)       (74,116)

Other Information
Average common shares outstanding                          18,225,790    17,967,924      16,109,774    13,455,878     13,194,667
Number of common stockholders of record                         2,860         2,966           3,070         3,142          3,274
Preferred shares outstanding                                  661,967       721,976         721,976     1,868,071      1,846,456
Dividends paid or accumulated on preferred stock                 $684          $722          $1,009        $1,885         $1,815
Number of employees                                               639           652             641           705            991

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

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During 1999, the Company had a net loss of $7.5 million compared with a net loss of $669 thousand for the previous year. During 1999, the Company had total revenue of $138.3 million, a decrease of $13.2 million from the previous year.

Operating expenses (research and development plus selling, general & administrative) for 1999 were $37.7 million, an increase of $1.9 million from the $35.8 million recorded in 1998. The Company recorded restructuring charges of $813 thousand in 1999, compared with $96 thousand recorded in the prior year.

During 1999, 1998 and 1997, the Company repurchased approximately $3.2 million, $2.7 million and $2.9 million, respectively, in face value, of its 8 7/8% convertible subordinated debentures. This resulted in an extraordinary gain of $1.7 million, $555 thousand and $1.2 million, respectively.

Prior to fiscal year 1998, included in non-operating income and expense were certain transaction gains or losses resulting from the strengthening or weakening of the U.S. dollar against foreign currencies. These exchange gains or losses related to short term intercompany notes and international subsidiary U.S. dollar denominated cash were offset by translation adjustment to Other Comprehensive Income and therefore, had no impact on the Company's financial position. During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion were long-term in nature and not payable in the foreseeable future. As a result, during fiscal 1999 and 1998, transaction gains of $1.6 million and $57 thousand, respectively, relating to these loans are included as a foreign currency adjustment to Other Comprehensive Income, which in prior years, would have been included in non-operating income and expense, as described above. During fiscal year 1997, a transaction gain of approximately $6.2 million was included in non-operating income but was offset by translation adjustment to Other Comprehensive Income.

In addition, on October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years. An initial gain of $1.2 million was recognized on the sale. The remaining gain of $1.1 million was deferred to be amortized over the lease term.

During 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "exchange offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for 3.25 shares of Common Stock. The exchange offer expired December 10, 1996. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders in 1997, and related per share amounts, a gain of $3.8 million on exchange and retirement of preferred stock was added to net income. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock.

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

Financial Condition and Liquidity

On May 17, 1999, the Company and its wholly-owned subsidiary, Datapoint International, Inc., entered into a letter of intent for a proposed sale of its European subsidiaries which comprise substantially all of the Company's operations (the "European Operations"). The European Operations represented 96% of the Company's total revenue during 1999. Excluding the European Operations, the Company's consolidated revenue and operating loss were $5 million and $6.1 million, respectively, in 1999. Under the terms of the proposed sale, the European Operations will be purchased for $49.5 million plus the assumption of certain liabilities, less fees and expenses, by Reboot Systems, Inc., an investor group headed by Blake Thomas, the Company's president, and which includes key management employees of the European Operations (collectively, the "Buyer"). Subsequently, a Stock Purchase Agreement for the proposed sale was signed on July 31, 1999 and subsequently amended on November 1, 1999 ("Stock Purchase Agreement"). The proposed sale is contingent upon certain conditions, including the Buyer's ability to secure acquisition financing, necessary third party consents, the consent of at least two thirds of the debentureholders, and common shareholder majority approval. On November 1, 1999, the Company and the Buyer entered into the First Amendment to the Stock Purchase Agreement (the "First Amendment"). The First Amendment provided for a refundable deposit of $750 thousand (the "Deposit") which was paid by the Buyer to the Company on November 8, 1999. The Deposit will be used primarily to fund transaction costs including the engagement of BNY Capital Markets, Inc. to issue a fairness opinion in connection with the transaction.

The First Amendment also obligates the Buyer to loan to the Company, on or prior to December 1, 1999, approximately $2.5 million (the "December 1 Funding") which represent the funds necessary for the Company to make the December 1999 interest payment on its 8 7/8 % convertible subordinated debentures (the "Debentures"). The Deposit, the December 1 Funding, a fixed amount of $375 thousand, and repayment of commitment fees (the "Commitment Fees") as may be incurred by the Buyer in connection with the transaction in the event that the Company does not receive the requisite approval to the transaction by its shareholders and holders of the Debentures will be secured by accounts receivable of certain of the European subsidiaries.

Although the termination date pursuant to the First Amendment was extended to March 31, 2000, if the December 1 Funding is not completed by the Buyer, the Stock Purchase Agreement, as amended, will terminate on December 1, 1999. If the transaction is consummated, the Deposit and the December 1 Funding shall be applied toward the purchase price. If the transaction is not consummated, the Company would be required to repay to the Buyer (i) the December 1 Funding and
(ii) the Deposit, and the payment of the Commitment Fees and the fixed amount of $375 thousand if the transaction did not close as a result of the inability of the Company to obtain the requisite consents of its shareholders and holders of the Debentures. In the event that the Buyer does not obtain the financing commitment by February 1, 2000, the Company is required to reimburse the Buyer for the December 1 Funding, but retains the Deposit.

The closing under the Stock Purchase Agreement, as amended, requires majority shareholder approval and the consent of at least two thirds of the debentureholders of the Company. In connection with obtaining such approvals, the Company expects to file shortly with the U.S. Securities and Exchange Commission proxy materials soliciting such approvals and tender offer documents to repurchase some portion of the Debentures. In this regard, the Company has engaged BNY Capital Markets, Inc. to deliver a fairness opinion as to the fairness of the transaction to the shareholders of the Company from a financial point of view.

On November 11, 1998, the Company engaged Dain Rauscher Wessels, a division of Dain Rauscher Incorporated ("Dain Rauscher"), as its investment banker to assist the Company in marketing and negotiating the sale of the European Operations. Dain Rauscher solicited indications of interest from a broad array of strategic and financial prospective purchasers. In addition to the Buyer, the Company entered into preliminary negotiations with two groups. One such group made an inferior offer to purchase the European Operations which the Company rejected. The other such group initially indicated a willingness to pay a higher purchase price than the Buyer and the Company engaged in active negotiations with this group. However, when such group failed to make an adequate offer, the Company then resumed negotiations with the Buyer. Based upon the Buyer's proposed purchase price, the Company's familiarity with certain of the entities and individuals comprising the Buyer, and the Buyer's familiarity with the European Operations, among other factors, the Company believed the transaction with the Buyer represented the most favorable available opportunity to consummate the sale of the European Operations on the most favorable terms, including price.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7.5 million and it has a working capital deficiency of $19.5 million and a net capital deficiency of $72.1 million which raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue operations will depend on the consummation of the announced sale of European Operations, and positive cash flow from future operations.

 Based on current trends in its business and its financial forecasts, the Company believes if the December 1 Funding is not made and if the proposed sale of the European Operations is not consummated, that it will not be able to make the scheduled December 1999 interest payment of $2.4 million on its 8 7/8% convertible subordinated debentures and a $5.0 million sinking fund payment due in March 2000, respectively, from internal cash flow resources. In the event the interest payment is not made within the 30-day period following December 1, 1999, the resulting default would entitle the holders of the Debentures to elect to declare the entire indebtedness of $55.0 million as immediately due and payable.

If the proposed sale of the Company's European Operations is not consummated as intended, management plans to continue restructuring efforts as necessary in the future which may include the reduction of personnel, closure of facilities, disposal of subsidiaries, or the discontinuance of product lines. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

During 1999, the Company's cash and cash equivalents decreased $8.5 million due primarily to the usage of cash in operations.

During  1999,   the  Company's  net  cash  used  in  investing   activities  was
approximately $790 thousand. Included in this amount is $2.1 million from the sale of the Gouda, Holland office buildings offset by approximately $3.3 million of fixed asset purchases (primarily test equipment, spares, and internally-used equipment).

Net cash used in financing activities was $629 thousand in 1999, primarily related to the net paydown of the Company's borrowings. As of July 31, 1999, the Company had restricted cash of $328 thousand as compared to $352 thousand in the prior year. The 1999 and 1998 balances were restricted primarily to cover various lines of credits, reflected as payables to banks.

As of July 31, 1999, the Company had included in payables to banks an amount of $1,623, payable by the U.K. subsidiary, to International Factors "De Factorij" B.V., a subsidiary of ABN-AMRO Bank of the Netherlands. The U.K. loan is secured by certain receivables of the U.K. subsidiary.

The Company has available lines of credit from foreign banks to its foreign subsidiaries. The availability of the unused lines of credit is subject to certain collateral restrictions. The unused lines of credit at July 31, 1999, totaled $8.0 million after borrowings of $6.7 million.

As a result of the Company's capital deficiency which existed at the end of 1994 and throughout 1995, 1996, 1997, 1998, and 1999, the Company determined not to pay the quarterly preferred dividend payments due to shareholders during the period of October 15, 1994 through October 15, 1999. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock has the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. As a result of the dividend arrearages, the number of directors constituting the Board of Directors of the Company was increased by two with the vote of the holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock). These rights continue until such time as the arrearages have been paid in full.

At July 31, 1999, the Company had available federal tax net operating losses aggregating approximately $192 million, expiring in various amounts beginning in 2001. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see note 5 to Consolidated Financial Statements).

Reorganization/Restructuring Costs
(In thousands)

During 1999, 1998, and 1997, the Company incurred restructuring costs as follows in connection with employee termination programs implemented in these years:

                                1999         1998          1997
---------------------------------------------------------------

Employee termination costs      $813          $96        $2,425
===============================================================

The Company's 1999, 1998, and 1997 restructuring charges primarily have been driven by management's efforts to implement cost cutting measures in light of its overall plan to return to profitability. At July 31, 1999, accrued but unpaid restructuring costs were $133. Restructuring costs incurred during 1999 included $650 for the termination of 25 employees at the Company's San Antonio headquarters and $163 for the termination of 5 employees at the Company's French subsidiary.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Employee termination payments are generally paid out over a period of time rather than as one lump sum.

A rollforward of the restructuring accrual from July 27, 1996 through July 31, 1999 is as follows:

                                                              TOTAL
Restructuring accrual as of July 27, 1996                    $    655
Fiscal 1997 additions                                           2,425
Fiscal 1997 payments                                           (2,572)
----------------------------------------------------------------------
Restructuring accrual as of August 2, 1997                       $508
Fiscal 1998 additions                                              96
Fiscal 1998 payments                                             (422)
----------------------------------------------------------------------
Restructuring accrual as of August 1, 1998                       $182
Fiscal 1999 additions                                             813
Fiscal 1999 payments                                             (862)
----------------------------------------------------------------------
Restructuring accrual as of July 31, 1999                        $133
                                                                 ====
Subsequent  to year end, in October 1999 the Company  discontinued  its domestic
video   conferencing   (MINX)  operations.   As  a  result,   severance  pay  of
approximately   $624  will  be  paid  to  28  employees  in  regular   bi-weekly
installments. The severance obligations have not been reflected in fiscal year 1999 results. In connection with the discontinuance of this domestic operation, the Company recognized a charge to cost of revenue during the fourth quarter of 1999 of $613 to reflect an adjustment to the net realizable value of inventories at July 31, 1999 relating to the domestic video conferencing (MINX) operation. Net revenues from this operation were approximately $2,100 during 1999.

Results of Operations

The following is a summary of the Company's sources of revenue for each of fiscal 1999, 1998 and 1997:

(In thousands)
                                           1999           1998           1997
                                           ----           ----           ----
Sales:
   U.S.                                  $3,057         $3,182         $4,241
   Foreign                               75,630         85,742         74,127
                                         ------         ------         ------
                                         78,687         88,924         78,368
Service and other:
   U.S.                                   1,074          1,123          1,185
   Foreign                               58,524         61,398         62,568
                                         ------         ------         ------
                                         59,598         62,521         63,753
                                         ------         ------         ------

Total revenue                          $138,285       $151,445       $142,121
                                       ========       ========       ========

1999 Compared to 1998

During 1999, the Company had total revenue of $138.3 million, a decrease of $13.2 million from the previous year. The decrease was primarily the result of weak 1999 sales in the Company's Spanish and Italian subsidiaries and a large volume of personal computer sales to the Swedish government in fiscal year 1998 which did not repeat in fiscal year 1999. This revenue decrease reflects the impact of approximately $1.2 million, resulting from a stronger U.S. dollar, on average, during fiscal 1999, as compared to the same period of 1998.

Gross profit margins during 1999 were 25.7% compared with 27.0% for 1998. The decrease was evidenced in the service business as margins decreased from 35.3% in 1998 to 29.6% in 1999. This decrease was primarily the result of an erosion of the maintenance base in Western Europe as customers upgrade their hardware with non-Datapoint equipment.

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

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion was long-term in nature and not payable in the foreseeable future. As a result, during fiscal year 1999 and 1998, transaction gains of $1.6 million and $57 thousand, respectively, relating to these loans are included as a foreign currency adjustment to accumulated other comprehensive income included in Stockholders' Deficit, which in prior years, would have been included in non-operating income and expense.

Operating expenses (research and development plus selling, general & administrative) for 1999 were $37.7 million, an increase of $1.9 million from the $35.8 million recorded in 1998. Principally this is due to the increased year over year expense associated with the amortization of the unrecognized actuarial losses with regard to the Company's United Kingdom pension plan. The Company recorded restructuring charges of $813 thousand during 1999, compared with $96 thousand recorded in the prior year. Research and development expenses decreased from $2.5 million in 1998 to $2.0 million in 1999.

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

In previous fiscal years, included in non-operating income and expense were transaction gains or losses resulting from the strengthening or weakening of the U.S. dollar against foreign currencies. These exchange gains or losses related to short term intercompany notes and international subsidiary U.S. dollar denominated cash were offset by translation adjustment to accumulated other comprehensive income included in Stockholders' Deficit and therefore, had no impact on the Company's financial position.

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion was long-term in nature and not payable in the foreseeable future. As a result, during fiscal year 1998, transaction gains of $57 thousand relating to these loans are included as a foreign currency adjustment to Stockholders' Deficit, which in prior years would have been included in non-operating income and expense, as described above. During fiscal year 1997, a transaction gain of approximately $6.2 million was included in non-operating income but was offset by translation adjustment to accumulated other comprehensive income included in Stockholders' Deficit.

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

Based on the Company's assessments, it determined that it was required to modify or replace significant portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all Information Technology ("IT") systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the company's significant information technology systems could be affected, particularly general ledger and the remaining financial systems (Billing, Inventory, etc.).

The Company has also assessed its non "IT" operating systems to insure compliance with Year 2000. Affected systems included those primarily related to the office and facilities' environment (telephone systems, security systems, etc.). While the Company has determined that some of these systems are not Year 2000 compliant, the Company intends to replace/modify these prior to December 31, 1999, and does not expect to have a material exposure with these systems.

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

The Company also sells a variety of proprietary software products, which the Company developed. The Company is substantially completed with the assessment of Year 2000 compatibility of these software products and has made the results available on the Company's Internet "web" page and have communicated these results to customers on a demand basis.

For its information technology exposures, to date, the Company is substantially complete on the remediation phase and expects to complete most software reprogramming and replacement no later than November 30, 1999. Once software is reprogrammed and replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing and implementation phases for most significant systems is also expected by November 30, 1999.

For operating equipment, the Company is beginning the remediation phases and expects to complete its remediation efforts by December 31, 1999.

The Company will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.2 million and is being funded through operating cash flows. To date, the Company has incurred approximately $.8 million ( $.7 million capitalized and $.1 million expensed) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $.4 million is attributable to the purchase of new software and operating equipment, which will be capitalized.

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

Market Risk Sensitive Instruments

Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies, which represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. As such, the Company's operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in European countries, as a result of the sales of its products and services in these foreign markets. A hypothetical, uniform 10% strengthening of the dollar relative to the currencies in which the Company's sales were denominated would have resulted in a decrease to gross profit of approximately $3.0 million for the year ending July 31, 1999. This calculation assumes that each exchange rate would have changed in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

In addition, the Company has cash and intercompany receivables and payables, which are denominated in various functional currencies of the subsidiaries and parent. At July 31, 1999, the result of a uniform 10% strengthening of the dollar relative to the currencies in which the Company's intercompany balances are denominated would result in $4.1 million of foreign currency transaction gains that would be reported as a translation adjustment to stockholders' deficit.

The Company's long term debt consists entirely of 8 7/8% convertible subordinated debentures. As of July 31, 1999 the carrying amount of these debentures was $54,960, with a fair value of $22,259, after consideration of repurchases through July 31, 1999.

The following table presents the aggregate maturities and carrying amount of the debt principal.

                      Principal Amount by Expected Maturity
                          Fixed Interest Rate (8 7/8%)


                     2000   2001   2002   2003   2004  Thereafter   Total
Long Term Debt
   Fixed Rate        $5.0   $5.0   $5.0   $5.0   $5.0     $30.0     $55.0

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

ITEM 8.  Financial Statements and Supplementary Data.


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                  Page

Report of Ernst & Young LLP
     Independent Auditors                                          20

Consolidated Financial Statements

    Consolidated Statements of Operations
       for the fiscal years 1999, 1998 and 1997                    21

    Consolidated Balance Sheets as of
       July 31, 1999 and August 1, 1998                            22

    Consolidated Statements of Cash Flows for
       the fiscal years 1999, 1998 and 1997                        23

    Consolidated Statements of Stockholders'
       Deficit for the fiscal years 1999, 1998 and 1997            24

    Notes to Consolidated Financial Statements                     25

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Datapoint Corporation

We have audited the accompanying consolidated balance sheets of Datapoint Corporation and subsidiaries (the Company) as of July 31, 1999, and August 1, 1998 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three fiscal years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 1999, and August 1, 1998 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring net losses and has a working capital and net capital deficiency at July 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                                       Ernst & Young LLP



Dallas, Texas
November 1, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries Fiscal Years 1999, 1998 and 1997 (In thousands, except share and per share data)

                                                                      1999             1998              1997
-------------------------------------------------------------------------------------------------------------------
Revenue:
Sales                                                                $78,687          $88,924           $78,368
Service and other                                                     59,598           62,521            63,753
-------------------------------------------------------------------------------------------------------------------
    Total revenue                                                    138,285          151,445           142,121

Operating costs and expenses:
Cost of sales                                                         60,740           70,029            58,060
Cost of service and other                                             41,958           40,480            42,120
Research and development                                               1,965            2,466             2,146
Selling, general and administrative                                   35,695           33,300            35,337
Reorganization/restructuring costs                                       813               96             2,425
-------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                               141,171          146,371           140,088
-------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                               (2,886)           5,074             2,033

Non-operating income (expense):
Interest expense                                                      (5,731)          (6,148)           (6,776)
Other, net                                                               196            1,195             5,924
--------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes and
       extraordinary credit                                           (8,421)             121             1,181
Income taxes                                                             835            1,345                 8
-------------------------------------------------------------------------------------------------------------------
    Income (loss) before extraordinary credit                         (9,256)          (1,224)            1,173

Extraordinary credit-debt extinguishment                               1,707              555             1,210
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                    $(7,549)           $(669)           $2,383
===================================================================================================================
Net income (loss), adjusted for preferred stock dividends
    paid or accumulated plus gain on exchange and retirement
    of preferred stock - Net Income (loss) applicable to common      $(7,927)         $(1,391)           $5,184
===================================================================================================================

Basic and diluted income (loss) per common share:
Income (loss) before extraordinary credit                             $ (.55)           $(.11)             $.01
Gain on the exchange and retirement of preferred stock                   .02               --               .24
Extraordinary credit-debt extinguishment                                 .09              .03               .07
-------------------------------------------------------------------------------------------------------------------
     Net income (loss) per common share                                $(.44)           $(.08)             $.32
===================================================================================================================


Average common shares outstanding:
      Basic                                                       18,225,790       17,967,924        16,109,774
      Diluted                                                     18,225,790       17,967,924        16,337,163

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries July 31, 1999 and August 1, 1998 (In thousands, except share data)

                                                                        1999               1998
---------------------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                                              $3,568           $12,101
Restricted cash and cash equivalents                                      328               352
Accounts receivable, net of allowance for doubtful
  accounts of $880 and $1,305, respectively                            32,130            32,138
Inventories                                                             2,632             2,957
Prepaid expenses and other current assets                               2,272             3,259
---------------------------------------------------------------------------------------------------
    Total current assets                                               40,930            50,807

Fixed assets, net                                                       5,928             9,468
Other assets, net                                                       2,475             6,541
---------------------------------------------------------------------------------------------------
                                                                      $49,333           $66,816
===================================================================================================
Liabilities and Stockholders' Deficit

Current liabilities:
Payables to banks                                                      $6,676            $7,902
Current maturities of long-term debt                                    4,960             3,115
Accounts payable                                                       14,451            17,341
Accrued expenses                                                       22,890            22,592
Deferred revenue                                                        9,311            11,643
Income taxes payable                                                    2,175             1,898
---------------------------------------------------------------------------------------------------
    Total current liabilities                                          60,463            64,491

Long-term debt, exclusive of current maturities                        50,000            55,000
Other liabilities                                                      10,998            11,762

Commitments and contingencies

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
10,000,000;  shares issued and outstanding 661,967 in
1999 and 721,976 in 1998  (aggregate liquidation
preference, including dividends in arrears,
$16,549 in 1999 and $17,327 in 1998).                                     662               722
Common stock of $0.25 par value.  Shares authorized
40,000,000; shares issued 20,991,217, including
treasury shares of 2,655,985 in 1999
and 2,951,909 in 1998.                                                  5,248             5,248
Paid in capital                                                       212,733           212,655
Accumulated other comprehensive income                                   (354)              158
Retained deficit                                                     (288,292)         (278,655)
Treasury stock, at cost                                                (2,125)           (4,565)
----------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                        (72,128)          (64,437)
----------------------------------------------------------- -----------------------------------------
                                                                      $49,333           $66,816
===================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries Fiscal Years 1999, 1998 and 1997 (In thousands)

                                                                            1999           1998           1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                    $(7,549)         $(669)        $2,383
    Adjustments to reconcile net income (loss) to net cash
    provided from (used in) operating activities:
      Depreciation and amortization                                        3,179          3,785          5,861
      Provision for losses (recoveries) on accounts receivable              (299)            33           (164)
      Realized gain on sale of property                                     (273)        (1,205)            --
      Gain on debt extinguishment                                         (1,707)          (555)        (1,210)
      Non-cash pension expense                                             2,761          2,047          1,059
      Deferred income taxes                                                 (616)           836           (546)
      Changes in assets and liabilities:
       (Increase) Decrease in receivables                                   (406)        (7,515)         5,792
       (Increase) decrease in inventory                                      354          1,139           (969)
       Increase (Decrease) in accounts payable and accrued expenses       (1,960)         2,359        (14,472)
       Increase (Decrease) in other liabilities and deferred credits      (1,948)          (470)         5,496
       Other, net                                                          1,302         (2,058)          (610)
        ------------------------------------------------------------------------------------------------------
      Net cash provided from (used in) operating activities               (7,162)        (2,273)         2,620

Cash flows from investing activities:
    Payments for fixed assets                                             (3,312)        (2,354)        (3,580)
    Proceeds from disposition of fixed assets                              2,111          3,200             --
    Other, net                                                               411            108           (612)
---------------------------------------------------------------------------------------------------------------
      Net cash provided from (used in) investing activities                 (790)           954         (4,192)

Cash flows from financing activities:
    Payments on borrowings                                               (90,289)       (84,939)       (18,272)
    Proceeds from borrowings                                              89,636         82,637         13,799
    Restricted cash for letters of credit                                     24           (198)           710
--------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                 (629)        (2,500)        (3,763)

Effect of foreign currency translation on cash                                48            430         (2,359)
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (8,533)        (3,389)        (7,694)
Cash and cash equivalents at beginning of year                            12,101         15,490         23,184
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $3,568        $12,101        $15,490
==============================================================================================================

Cash payments for:
Interest                                                                  $5,778         $6,188         $6,823
Income taxes                                                                 778            807            891

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Datapoint Corporation and Subsidiaries Fiscal Years 1999, 1998, and 1997 (In thousands)

                                                                                                            Accumulated
                                                           $1.00                                               Other
                                              Common     Preferred     Paid In      Retained    Treasury   Comprehensive
                                              Stock        Stock       Capital       Deficit     Stock     Income (Loss)    Total
                                           -----------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 27, 1996                      $ 5,248     $ 1,868    $ 212,655   $ (248,226)  $ (38,314)    $ 11,567     $(55,202)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                          -           -            -        2,383           -            -        2,383
Foreign currency translation adjustment             -           -            -            -           -       (6,954)      (6,954)
Pension liability adjustment                        -           -            -            -           -       (4,488)      (4,488)
                                                                                                                        ----------
   Comprehensive loss                                                                                                      (9,059)
Preferred Stock conversion                          -      (1,146)           -      (29,582)     30,728            -            -
Common issued to 401(k) plan                        -           -            -         (213)        241            -           28
Other                                               -           -            -         (564)        713            -          149
----------------------------------------------------------------------------------------------------------------------------------
Balance at August 2, 1997                     $ 5,248       $ 722    $ 212,655   $ (276,202)   $ (6,632)       $ 125     $(64,084)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                            -           -            -         (669)          -            -         (669)
Foreign currency translation adjustment             -           -            -            -           -        1,629        1,629
Pension liability adjustment                        -           -            -            -           -       (1,596)      (1,596)
                                                                                                                        ----------
   Comprehensive loss                                                                                                        (636)
Stock options exercised                             -           -            -       (1,078)      1,312            -          234
Common issued to 401(k) plan                        -           -            -          (59)         84            -           25
Executive retirement contribution                   -           -            -         (658)        658            -            -
Other                                               -           -            -           11          13            -           24
----------------------------------------------------------------------------------------------------------------------------------
Balance at August 1, 1998                     $ 5,248       $ 722    $ 212,655   $ (278,655)   $ (4,565)       $ 158     $(64,437)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                            -           -            -       (7,549)          -            -       (7,549)
Foreign currency translation adjustment             -           -            -            -           -           60           60
Pension liability adjustment                        -           -            -            -           -         (572)        (572)
                                                                                                                        ----------
   Comprehensive loss                                                                                                      (8,061)
Preferred Stock conversion                          -         (60)           -         (929)        989            -            -
Stock options exercised                             -           -            -         (162)        184            -           22
Common issued to 401(k) plan                        -           -            -       (1,167)      1,267            -          100
Other                                               -           -           78          170           -            -          248
----------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1999                      $ 5,248       $ 662    $ 212,733   $ (288,292)   $ (2,125)      $ (354)    $(72,128)
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Datapoint Corporation and Subsidiaries July 31, 1999, August 1, 1998, and August 2, 1997 (Dollars in thousands, except share data)


1.  Basis of Presentation and Sale of European Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it has a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raise substantial doubt about its ability to continue as a going concern. The Company's ability to continue operations will depend on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there can be no assurances that the Company's operations will continue.

     On May 17, 1999, the Company and its wholly-owned subsidiary, Datapoint International, Inc., entered into a letter of intent for a proposed sale of its European subsidiaries which comprise substantially all of the Company's operations (the "European Operations"), The European Operations represented 96% of the Company's total revenue during 1999. Excluding the European Operations, the Company's consolidated revenue and operating loss were $5,000 and $6,100, respectively, in 1999. Under the terms of the proposed sale, the European Operations will be purchased for $49,500 plus the assumption of certain liabilities, less fees and expenses, by Reboot Systems, Inc., an investor group headed by Blake Thomas, the Company's president, and which includes key management employees of the European Operations (collectively, the "Buyer"). Subsequently, a Stock Purchase Agreement for the proposed sale was signed on July 31, 1999, and subsequently amended on November 1, 1999 ("Stock Purchase Agreement"). The proposed sale is contingent upon certain conditions, including the Buyer's ability to secure acquisition financing, necessary third party consents, the consent of at least two thirds of the debentureholders and shareholder majority approval. On November 1, 1999, the Company and the Buyer entered into the First Amendment to the Stock Purchase Agreement (the "First Amendment"). The First Amendment provided for a refundable deposit of $750 (the "Deposit") which was paid by the Buyer to the Company. The Deposit will be used primarily to fund transaction costs including the engagement of BNY Capital Markets, Inc. to issue a fairness opinion in connection with the transaction.

     The First Amendment also obligates the Buyer to loan to the Company, on or prior to December 1, 1999, approximately $2,500 (the "December 1 Funding") which represent the funds necessary for the Company to make the December 1999 interest payment on its 8 7/8 % convertible subordinated debentures (the "Debentures"). The Deposit, the December 1 Funding, a fixed amount of $375, and repayment of commitment fees (the "Commitment Fees") as may be incurred by the Buyer in connection with the transaction in the event that the Company does not receive the requisite approval to the transaction by its shareholders and consent of the holders of the Debentures will be secured by accounts receivable of certain of the European subsidiaries.

     Although the termination date pursuant to the First Amendment was extended to March 31, 2000, if the December 1 Funding is not completed by the Buyer, the Stock Purchase Agreement, as amended, will terminate on December 1, 1999. If the transaction is consummated, the Deposit and the December 1 Funding shall be applied toward the purchase price. If the transaction is not consummated, the Company would be required to repay to the Buyer (i) the December 1 Funding and
(ii) the Deposit, and payment of the Commitment Fees and the fixed amount of $375 thousand if the transaction did not close as a result of the inability of the Company to obtain the requisite consents of its shareholders and holders of the Debentures. In the event that the Buyer does not obtain the financing commitment by February 1, 2000, the Company is required to reimburse the Buyer for the December 1 Funding, but retains the Deposit.

The closing under the Stock Purchase Agreement, as amended, requires shareholder majority approval and the consent of at least two thirds of the debentureholders of the Company. In connection with obtaining such approvals, the Company expects to file shortly with the U.S. Securities and Exchange Commission proxy materials soliciting such approvals and tender offer documents to repurchase some portion of the Debentures. In this regard, the Company has engaged BNY Capital Markets, Inc. to deliver a fairness opinion as to the fairness of the transaction to the shareholders of the Company from a financial point of view.

Based on current trends in its business and its financial forecasts, the Company believes if the December 1 Funding is not made and if the proposed sale of the European Operations is not consummated, that it will not be able to make the scheduled December 1999 interest payment of $2,400 on its 8 7/8% convertible subordinated debentures and a $5,000 sinking fund payment due in March 2000, respectively, from internal cash flow resources. In the event the interest payment is not made within the 30-day period following December 1, 1999, the resulting default would entitle the holders of the Debentures to elect to declare the entire indebtedness of $55,000 as immediately due and payable.

If the proposed sale of the Company's European Operations is not consummated as intended, management plans to continue restructuring efforts as necessary which may include the reduction of personnel, closure of facilities, disposal of subsidiaries, or the discontinuance of product lines. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

2.       Summary of Significant Accounting Policies

Fiscal Year

     The Company utilizes a 52-53 week fiscal year. References to 1999, 1998 and 1997 are for the fiscal years ended July 31, 1999, August 1, 1998, and August 2, 1997, respectively.

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

Fixed Assets

Fixed assets are carried at cost and depreciated for financial purposes using straight-line and accelerated methods at rates based on the economic lives of the assets or the related lease terms for leasehold improvements:

        Leasehold improvements                               3-5   years
        Machinery, equipment, furniture and fixtures         3-10  years
        Equipment leased to customers                           4  years
        Field support spares                                    3  years

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

Debt

The carrying  amount and the fair value of the  Company's  debt at July 31, 1999 are:
                                                                  Estimated
                                              Carrying Amount    Fair Value
8-7/8% convertible subordinated debentures       $54,960          $22,259

The fair value of the Company's 8-7/8% convertible subordinated debentures is based on a quoted market price at July 31, 1999.

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

Reclassifications

Certain reclassifications to the financial statements for prior years have been made to conform to the 1999 presentation.

Revenue Recognition

The Company derives revenue from hardware and software products and services. Services provided by the Company include hardware and software maintenance, installation, and basic consulting services. Revenue is recognized in accordance with following criteria:

Hardware Products. Sales revenue is generally recognized at the time of shipment, provided no future vendor obligations exist and collection is probable. If such obligations are present in the contract, revenue is not recognized until such time as the contractual obligations are met.

Software Products. The Company generates software license revenue as an authorized reseller of third-party software products. Revenue from software license fees are generally recognized upon delivery, provided payment is due within one year and is probable of collection. If acceptance is required, software license revenue is recognized upon customer acceptance.

In fiscal 1999 the Company adopted, American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, which set forth new guidelines for recognizing revenue on software sales. The statement did not have a material effect on the Company's 1999 financial statements as compared to prior years presented. In December 1998, Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9") was released. SOP 98-9 amends certain provisions of SOP 97-2 relating to revenue recognition for multiple element arrangements. SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The requirements of SOP 98-9 are not expected to materially change the Company's financial reporting.

Services. Revenue from installation and consulting services are recognized as services are performed or ratably over the contract period. Hardware and software maintenance revenue is deferred at the time of product shipment and is recognized ratably over the term of the support period.

Income Taxes

The Company  accounts for income taxes under the liability  method in accordance with FASB Statement No. 109. No tax provision has been made for the undistributed earnings of foreign subsidiaries as management expects these earnings to be reinvested indefinitely or received substantially free of additional tax.

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is computed as follows:

                                      1999                     1998                        1997
                                      ----                     ----                        ----
                               Income            Per      Income           Per      Income             Per
                               (Loss)   Shares   Share    (Loss)  Shares   Share    (Loss)    Shares  Share

Income (loss)  before
  extraordinary credit       $(9,256)                    $(1,224)                  $1,173
Preferred stock dividends
  accumulated                   (684)                       (722)                  (1,009)
Gain on the exchange and
  retirement of preferred stock  306                          --                    3,810
Extraordinary credit           1,707                         555                    1,210                 __
-------------------------------------------------------------------------------------------------------------
Basic                        $(7,927)  18,226    $(.44)  $(1,391)  17,968 $(.08)   $5,184     16,110    $.32
-----------------------------------------------------------------------------------------------------------

Dilutives:
  Stock Options                   --      --                  --       --              --        227
----------------------------------------------------------------------------------------------------------
Diluted                      $(7,927)  18,226    $(.44)  $(1,391)  17,968 $(.08)   $5,184     16,337    $.32
----------------------------------------------------------------------------------------------------------

The per share computations for fiscal years 1999, 1998 and 1997 exclude the following shares for stock options and convertible debentures because their effect would have been antidilutive:

                                      1999        1998            1997
                                      ----        ----            ----
    Stock options                     3,537        3,711         1,183
    Convertible preferred stock       1,323        1,444         1,444
    Convertible debentures            3,035        3,210         3,357

Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are foreign currency translation adjustment and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Reorganization/Restructuring Costs

During 1999, 1998, and 1997, the Company incurred restructuring costs as follows in connection with employee termination programs implemented in these years:
                                  1999         1998          1997
-----------------------------------------------------------------

Employee termination costs        $813          $96        $2,425
=================================================================

The Company's 1999, 1998, and 1997 restructuring charges primarily have been driven by management's efforts to implement cost cutting measures. At July 31, 1999, accrued but unpaid restructuring costs were $133. Restructuring costs incurred during 1999 included $650 for the termination of 25 employees at the Company's San Antonio headquarters and $163 for the termination of 5 employees at the Company's French subsidiary.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Employee termination payments are generally paid out over a period of time rather than as one lump sum.

Subsequent to year end, in October 1999 the Company discontinued its domestic video conferencing (MINX) operations. As a result, severance pay of approximately $624 will be paid to 28 employees in regular bi-weekly installments. The severance obligations have not been reflected in fiscal year 1999 results. In connection with the discontinuance of this domestic operation, the Company recognized a charge to cost of revenue during the fourth quarter of 1999 of $613 to reflect an adjustment to the net realizable value of inventories at July 31, 1999 relating to the domestic video conferencing (MINX) operation. Net revenues from this domestic operation were approximately $2,100 during 1999.

4.  Non-operating Income (Expense)
                                     1999          1998         1997
--------------------------------------------------------------------
Interest earned                      $313          $518         $526
Foreign currency gains (losses)       (89)         (104)       6,195
Gain on the sale of  buildings        273         1,205           --
Other                                (301)         (424)        (797)
---------------------------------------------------------------------
                                     $196        $1,195       $5,924
====================================================================

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion was long-term in nature and not payable in the foreseeable future. As a result, during fiscal year 1999 and 1998, transaction gains of $1.6 million and of $57 thousand, respectively, relating to these loans are included as a foreign currency adjustment to accumulated other comprehensive income included in Stockholders' Deficit, which in prior years, would have been included in non-operating income and expense. During fiscal year 1997, a transaction gain of approximately $6.2 million was included in non-operating income but was offset by a translation adjustment in accumulated other comprehensive income included in Stockholders' deficit.

5.  Income Taxes

The provision for taxes consisted of the following:
                                             1999         1998         1997
---------------------------------------------------------------------------
Income (loss) before income taxes
   and extraordinary credit:
    U.S.                                  $(8,275)     $(5,655)     $(3,262)
    Outside the U.S.                         (146)       5,776        4,443
---------------------------------------------------------------------------
                                          $(8,421)        $121       $1,181
===========================================================================

Provision for income taxes:                  1999          1998        1997
---------------------------------------------------------------------------
U.S. federal:
    Current                                    $--          $--          $--
Outside the U.S.:
    Current                                 1,451          509          554
    Deferred                                 (616)         836         (546)
----------------------------------------------------------------------------
                                              835        1,345            8
---------------------------------------------------------------------------
Total provision                              $835       $1,345           $8
===========================================================================

     The differences between the tax provision in the financial statements and the tax benefit computed at the U.S. federal statutory rates are:

                                                          1999         1998         1997
----------------------------------------------------------------------------------------

Income taxes  at statutory rate                        $(2,947)         $42         $413
Increase in taxes resulting from:
    Benefit of U.S. tax loss not recognized              2,895        2,057        1,137
    Foreign losses and other transactions on which
      a tax benefit could not be recognized                753           33           14
    Effect of federal tax rate less than (greater than)
      foreign tax rates                                    325          190          152
    Benefit of operating loss carryforwards               (192)        (979)      (1,713)
    Other, net                                               1            2            5
----------------------------------------------------------------------------------------
Provision for income taxes                                $835       $1,345           $8
========================================================================================

The undistributed earnings, indefinitely reinvested in international business, of the Company's foreign subsidiaries aggregated approximately $34,400 at July 31, 1999. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

The primary components of deferred income tax assets and liabilities are as follows:

                                                          1999         1998
Deferred income tax assets:
   Property, plant and equipment                        $1,711       $1,769
   Loss and credit carryforwards                        76,206       74,641
   Minimum pension liability adjustments                     --        3,000
   Other                                                 1,592        1,135
---------------------------------------------------------------------------
                                                        79,509       80,545
Less:  valuation allowance                              78,035       76,854
---------------------------------------------------------------------------
                                                         1,474        3,691
Deferred income tax liabilities:
   Accrued retirement costs                               (679)        (461)
   Foreign exchange gains                                 (943)        (837)
   Other                                                  (539)        (716)
---------------------------------------------------------------------------
                                                        (2,161)      (2,014)
Net deferred income tax asset (liability)                $(687)      $1,677
===========================================================================

At July 31, 1999, the net deferred income tax liability of $687 was presented in the balance sheet, based on tax jurisdiction, as other assets of $549 and other liabilities of $1,236. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdictions prior to the expiration of loss and credit carryforwards. In this regard, the Company intends to utilize qualified tax planning strategies, if necessary, to utilize deferred tax assets where valuation allowances have not been provided. Management believes that more likely than not, certain deferred tax assets will not be fully realized in the near future and has therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

At July 31, 1999, the Company had tax operating loss carryforwards approximating $192,000 and $13,000 for U.S. federal and foreign tax purposes, respectively, expiring in various amounts beginning in 2001 and 2000, respectively. U.S. federal long-term capital loss carryforwards of $1,703 expire in various amounts beginning in 2000. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company.

The Company had unused investment, research, and alternative minimum tax credits for income tax purposes at July 31, 1999 of approximately $2,900 expiring at various dates through 2001 which may be used to offset future tax liabilities of the Company. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

6.  Inventories
                                                 1999         1998
Finished and purchased products                $2,305       $1,911
Work in process                                   234          972
Raw materials                                      93           74
------------------------------------------------------------------
                                               $2,632       $2,957

7.  Fixed Assets

                                                                  Accumulated
                                                          Cost   Depreciation        Net

July 31, 1999 Property, plant and equipment:
    Leasehold improvements                              $5,650       $4,477       $1,173
    Machinery, equipment, furniture and fixtures        16,621       13,288        3,333
    ------------------------------------------------------------------------------------
                                                        22,271       17,765        4,506
Field support spares                                    10,872        9,605        1,267
Equipment leased to customers                              304          149          155
----------------------------------------------------------------------------------------
                                                       $33,447      $27,519       $5,928
========================================================================================

August 1, 1998 Property, plant and equipment:
    Building and leasehold improvements                $11,723       $7,433       $4,290
    Machinery, equipment, furniture and fixtures        21,821       18,558        3,263
    ------------------------------------------------------------------------------------
                                                        33,544       25,991        7,553
Field support spares                                    12,360       10,463        1,897
Equipment leased to customers                              383          365           18
----------------------------------------------------------------------------------------
                                                       $46,287      $36,819       $9,468
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

8.  Lease Commitments

The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases for 1999, 1998 and 1997 was $4,908, $4,419, and $5,933, respectively. Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

     At July 31, 1999, future minimum lease payments for all noncancelable leases totaled $15,529 and are payable as follows: 2000-$4,194; 2001-$3,776; 2002-$2,512; 2003-$1,837; 2004-$1,645 and $1,565 thereafter.

9.  Payables to Bank

The Company's foreign subsidiaries have available lines of credit from foreign banks, which are generally secured by accounts receivable. The unused lines of credit to the foreign subsidiaries at July 31, 1999, totaled $8.0 million after borrowings of $6.7 million. The availability of the unused lines of credit is subject to certain collateral restrictions. The weighted average interest rate for these short term borrowings as of the fiscal year end was 5.7% , 7.2%, 7.7% for 1999, 1998, and 1997, respectively.

10.  Accrued Expenses
                                                          1999            1998
------------------------------------------------------------------------------
Salaries, commissions, bonuses and other benefits      $12,204         $11,955
Taxes other than income taxes                            3,769           4,147
Other                                                    6,917           6,490
------------------------------------------------------------------------------
                                                       $22,890         $22,592

11.  Long-Term Debt
                                                          1999            1998
------------------------------------------------------------------------------
8-7/8% convertible subordinated debentures             $54,960         $58,115
Less: current maturities of long-term debt               4,960           3,115
------------------------------------------------------------------------------
                                                       $50,000         $55,000

Interest on the 8-7/8% convertible subordinated debentures is payable semiannually on June 1 and December 1. The debentures are subordinated in right of payments to all senior indebtedness, as defined, and are convertible into common stock of the Company at any time prior to the close of business on June 1, 2006, unless previously redeemed. Each one thousand dollar principal amount debenture is convertible into 55.231 shares of common stock and, as of July 31, 1999, there were 3,035,496 shares reserved for possible issuance. The debentures are entitled to a mandatory sinking fund, which commenced June 1, 1991, of $5,000 annually. The Company, at its option, may increase the sinking fund payment to $10,000 and may also receive credit against mandatory sinking fund payments for debentures acquired through means other than the sinking fund. The Company has applied $45,000 in previous debenture retirements against the sinking fund requirements for 1991 through 1999. The Company also intends to apply previous debenture retirements of $40 through July 31, 1999, against the sinking fund requirements for 2000. The debentures are also redeemable at the option of the Company, in whole or in part, at any time at 100% of the principal amount together with accrued interest to the date of redemption. During fiscal 1999, the Company repurchased debentures with a total face value of $3,155, resulting in an extraordinary gain of $1,707.

Aggregate scheduled maturities, after consideration of repurchases through July 31, 1999, of long-term debt are as follows: 2000--$4,960; 2001--$5,000;
2002--$5,000; 2003--$5,000; 2004--$5,000, and $30,000 thereafter.


12.  Stockholders' Deficit

Throughout 1999, employees of the Company exercised 22,266 options for shares of common stock. Additionally, the Company issued 153,640 shares from common stock held in treasury to participants in the U.S. 401(k) retirement and savings plan and 120,018 shares were issued for preferred stock conversions.

The $1.00 preferred stock has a liquidation preference of $20.00 per share and cumulative dividends of $1.00 annually. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock has the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's common stock. In addition, as a result of the dividend arrearages the number of directors constituting the Board of Directors of the Company was increased by two with the vote of the holders of the $1.00 preferred stock (not including those who have exchanged $1.00 preferred stock for the Company's common stock). These rights continue until such time as the arrearages have been paid in full. Dividends of $3,310 and $2,888 were accumulated and unpaid at July 31, 1999, and August 1, 1998, respectively.

During 1997, the Company accepted 1,145,945 shares of its $1.00 Exchangeable Preferred Stock, having a liquidation preference $20 per share ("the $1.00 Preferred Stock"), which was tendered in its exchange offer (the "exchange offer") described in the proxy statement/prospectus delivered to the holders of the Company's common stock, par value $.25 per share (the "Common Stock"), and to the holders of $1.00 Preferred Stock. Under the terms of the exchange offer, each share of $1.00 Preferred Stock tendered was exchanged for 3.25 shares of Common Stock. The tendered shares approximated 61.34% of the total outstanding shares of $1.00 Preferred Stock immediately prior to the expiration of the exchange offer. For purposes of calculating net income applicable to common shareholders in 1997 and related per share amounts, a gain of $3.8 million on exchange and retirement of preferred stock was added to net income. This gain includes the excess of the carrying value of preferred stock accepted in the exchange over the fair value of the common stock issued. In addition, the gain includes accumulated dividends on the retired preferred stock.

Changes in other comprehensive income are as follows:


                                  Pension       Foreign Currency
                                Liability          Translation
                               Adjustment          Adjustment         Total


Balance at July 27, 1996          $     -               $11,567      $11,567
Annual adjustments                 (6,698)               (6,954)     (13,652)
Tax effect                          2,210                     -        2,210
----------------------------------------------------------------------------
Balance at August 2, 1997         $(4,488)               $4,613         $125
Annual adjustments                 (2,386)                1,629         (757)
Tax effect                            790                     -          790
----------------------------------------------------------------------------
Balance at August 1, 1998         $(6,084)               $6,242         $158
Annual adjustments                  2,428                    60        2,488
Tax effect                         (3,000)                    -       (3,000)
-----------------------------------------------------------------------------
Balance at July 31, 1999          $(6,656)               $6,302        $(354)
                                  ===========================================
13.  Stock Option Plans

At July 31, 1999, 5,572,207 shares were reserved for issuance in connection with the Company's employee stock option plans. Total options outstanding for these plans total 3,261,903.

On January 28, 1998, the stockholders approved a 1997 Employee Stock Option Plan. The plan is similar to the Company's previous employee stock option plans. Under the Company's employee stock option plans, officers and other key employees may be granted options to purchase common stock and related stock appreciation rights. Under the terms of these plans, options may be granted at no less than 75% of fair market value and expire no later than ten years from the date of grant. The Board may grant options exercisable in full or in installments, and has generally granted options at fair market value exercisable in two to four installments beginning one year from the date of grant. In the event of a change of control in the Company, all stock options would fully vest. As of July 31, 1999, and August 1, 1998, options for 1,896,780 and 1,083,067 shares, respectively, under the employee plans were exercisable and no stock appreciation rights had been granted. Options outstanding as of July 31, 1999, have an average exercise price of $2.88 and expire during the period September 2001 through March 2008.

                                             Employee Stock Option Plans
                                       Price Range        Number of Shares
                                         of Shares        Under      Available
                                      Under Option       Option     for Option
Outstanding at July 27, 1996            $1.06-8.00    1,188,171        570,233
------------------------------------------------------------------------------
Authorized                                      --           --      2,000,000
Granted                                  $.94-1.44    1,022,800     (1,022,800)
Exercised                                     1.38       (5,000)            --
------------------------------------------------------------------------------
Outstanding at August 2, 1997            $.94-8.00    2,205,971       1,547,433
-------------------------------------------------------------------------------
Authorized                                      --           --      2,000,000
Granted                                 $2.56-4.00    1,718,300     (1,718,300)
Exercised                                 .94-2.69     (158,931)            --
Canceled                                  .94-8.00     (354,171)       354,171
------------------------------------------------------------------------------
Outstanding at August 1, 1998            $.94-7.25    3,411,169       2,183,304
-------------------------------------------------------------------------------
Exercised                                 $.94-.97     (22,266)              --
Canceled                                 1.44-5.25    (127,000)         127,000
-------------------------------------------------------------------------------
Outstanding at July 31, 1999            $.94-$7.25    3,261,903       2,310,304
===============================================================================

On December 10, 1996, the stockholders approved a 1996 Director Stock Option Plan. The plan is similar to the Company's previous director stock option plans. The 1996 Director Plan provides for a one-time grant of an option to purchase, at fair market value as of the date of the grant, 25,000 shares of common stock to each director, and an additional 50,000 shares to the present and any newly elected Chairman of the Board. A maximum of 500,000 shares of common stock are reserved for the issuance of grants under the 1996 Director Plan, and the options, which vest immediately upon grant, expire five years from the date of grant. Total director options outstanding as of July 31, 1999, total 275,000 with a weighted average exercise price of $1.23 and expire during the period December 1998 through June 2002. Stock option grants were not made to directors in 1999 nor in 1998.

                                           Director Stock Option Plans
                                    Price Range            Number of Shares
                                    of Shares            Under      Available
                                    Under Option        Option     for Option
Outstanding at July 27, 1996           $2.50-6.31      190,000        300,000
-----------------------------------------------------------------------------
Authorized                                     --           --        500,000
Granted                                $1.19-1.63      275,000       (275,000)
Expired                                $1.88-2.50     (165,000)            --
-----------------------------------------------------------------------------
Outstanding at August 2, 1997          $1.19-6.31      300,000        525,000
-----------------------------------------------------------------------------
Authorized                                     --           --             --
Granted                                        --           --             --
Expired                                        --           --             --
-----------------------------------------------------------------------------
Outstanding at August 1, 1998          $1.19-6.31      300,000         525,000
------------------------------------------------------------------------------
Authorized                                     --           --              --
Granted                                        --           --              --
Expired                                     $6.31     (25,000)              --
------------------------------------------------------------------------------
Outstanding July 31, 1999              $1.19-1.63      275,000         525,000
------------------------------------------------------------------------------

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

Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value of the options at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below. Because options vest over several years and additional grants are expected, the effects of the calculations below are not likely to be representative of similar future calculations:

(In thousands, except per share amounts)
                                                  1999      1998       1997
                                                 --------------------------
Net income (loss)--As reported                $(7,549)      $(669)      $2,383
                 --Pro forma                   (8,444)     (1,395)       2,046
Basic earnings (loss) per share--As reported    $(.44)      $(.08)        $.32
                               --Pro forma       (.48)       (.12)         .30

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions. No options were granted during 1999.

                                                         1998        1997
Risk-free interest rate
     Employee stock option                              5.85%        6.20%
     Board of director stock option                       --%        6.23%
Expected dividend yield
     Employee stock option                                 0            0
     Board of director stock option                       --            0
Expected volatility
     Employee stock option                               .653        .668
     Board of director stock option                        --        .668
Expected lives
     Employee stock option                                  6           6
     Board of director stock option                        --           3
Weighted average remaining contractual life
     Employee stock option                                 10          10
     Board of director stock option                        --           5

     The weighted average fair value of options granted for the employee stock option plans in 1998 and 1997 was $1.84 and $.99, and for the board of director options in 1997 was $1.23.

Summarized information about stock options outstanding as of July 31, 1999, is as follows:

Range of Exercise Prices             $0.94-$1.94     $2.56-$4.94    $5.25-$7.25
--------------------------------------------------------------------------------
Number of shares outstanding          1,268,103       2,062,300      206,500

Weighted average exercise price
    of shares outstanding             $1.10           $3.47          $5.70

Weighted average remaining
   contractual life                   5.9 years       7.9 years     4.0 years

Number of shares exercisable          1,019,847       945,433        206,500

Weighted average exercise
   price of shares exercisable        $1.13           $3.28          $5.70

14.   Operating Segments and Geographic Operations

Operating Segment Information

In fiscal 1999, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by operating segment and geographical area. Datapoint is principally engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products - both hardware and software. These products and services are for integrated computer, telecommunication and video conferencing network systems. The Company's Chief Operating Decision Maker
(CODM) assesses performance and allocates resources based on a geographic reporting structure. Substantially all of the Company's operations consist of ten European subsidiaries and to a lesser extent domestic operations. Reportable operating segments under SFAS No. 131 include the Company's subsidiaries residing in Sweden, the United Kingdom, France, and Belgium. Each of these subsidiaries function as value-added resellers of products and services, which principally consist of networking products such as monitors, servers, etc., provided by Computer 2000, Actebis, Hewlett Packard, Taxan and Acer. For telephony applications, the Company's chief product suppliers include International Management Associates, Ltd., ("IMA"), which provides the Electronic Data Gathering Expertise ("EDGE") telebusiness software, and Lucent Technology, Vocalcom and Davox, which provide automatic call distributors and other hardware.

Included in "Corporate and Other" are general corporate activities and related expenses and activities from other foreign subsidiaries, including non-cash pension expense of $2.3, $1.7 and $.9 for 1999, 1998 and 1997, respectively, related to the reported segments' defined benefit plans. The CODM uses operating income (loss) before non-cash pension expense to measure results of operations from segments. Assets are those that are used or generated exclusively by each operating segment. The eliminations required to determine the consolidated amounts shown below consist principally of the elimination of intercompany receivables for loans provided by the operating segments to the parent entity.

The following table presents certain information regarding the Company's reportable operating segments for fiscal years 1997-1999:

Revenue                                      1999         1998       1997
----------------------------------------------------------------
Sweden                                     $41,868       $49,538     $42,844
United Kingdom                              35,814        37,602      32,814
France                                      17,419        15,750      14,889
Belgium                                     15,749        11,323      10,959
Corporate and Other                         28,184        38,507      43,146
Eliminations                                  (749)       (1,275)     (2,531)
-----------------------------------------------------------------------------
   Total                                  $138,285      $151,445    $142,121
                                          ==================================

Segment Profit (Loss)                         1999          1998        1997
----------------------------------------------------------------------------
Sweden                                      $2,834        $4,044      $2,933
United Kingdom                               4,547         4,930       4,831
France                                       1,102         1,981       2,238
Belgium                                      1,339         1,709       1,954
Corporate and Other                        (12,708)       (7,590)     (9,923)
-----------------------------------------------------------------------------
  Operating Income (Loss)                   (2,886)        5,074       2,033
Interest Expense                            (5,731)       (6,148)     (6,776)
Other Non-Operating Income, net                196         1,195       5,924
----------------------------------------------------------------------------
   Income Before Income Taxes
      and Extraordinary Credit             $(8,421)         $121      $1,181
                                           ====================================

Capital Expenditures:                         1999          1998        1997
--------------------------------------------------------------------------------
Sweden                                        $238           $93      $1,178
United Kingdom                               1,732         1,619       1,519
France                                         231            87         147
Belgium                                        346           200         315
Corporate and Other                            765           355         421
-------------------------------------------------------------------------------
   Total                                    $3,312        $2,354      $3,580
                                            ====================================

Depreciation:                                 1999          1998        1997
--------------------------------------------------------------------------------
Sweden                                        $292          $419        $496
United Kingdom                               1,655         1,679       2,096
France                                         123           103         246
Belgium                                        291           253         641
Corporate and Other                            818         1,331       2,382
--------------------------------------------------------------------------------
   Total                                    $3,179        $3,785      $5,861
                                            ===================================

Assets:                                       1999          1998        1997
--------------------------------------------------------------------------------
Sweden                                     $12,786       $12,213     $10,151
United Kingdom                              18,838        26,622      24,736
France                                      13,870        15,913      12,946
Belgium                                     15,677        13,996      14,052
Corporate and Other                         44,614        51,862      48,272
Eliminations                               (56,452)      (53,790)    (47,769)
--------------------------------------------------------------------------------
   Total                                   $49,333       $66,816     $62,388
                                           ====================================

Geographic Operations

The following geographic area data includes trade revenues and fixed assets:

                                               1999         1998          1997
                                               -------------------------------
Revenue - unaffiliated customers:
United States - domestic                     $4,131       $4,305        $5,426
             -- export sales                    977        3,157         2,088
Europe                                      133,143      143,471       133,845
Other International                              34          512           762
------------------------------------------------------------------------------
   Total revenue from unaffiliated
        customers                           138,285      151,445       142,121

Revenue - Intercompany:
United States                                   719        1,219         2,450
Europe                                           30           56            81
Eliminations                                   (749)      (1,275)       (2,531)
-------------------------------------------------------------------------------
  Total consolidated revenue               $138,285     $151,445      $142,121
                                           ===================================


Fixed Assets:                                  1999         1998          1997
------------------------------------------------------------------------------
United States                                  $133         $402        $2,132
Europe                                        5,795        9,066         9,632
------------------------------------------------------------------------------
  Total fixed assets                         $5,928       $9,468       $11,764
                                             =================================


15.  Retirement Income Plans

Retirement expenses incurred by the Company were as follows:

                                       1999         1998          1997
----------------------------------------------------------------------
U.S.:
  Matching contributions                $81          $51           $47
Outside the U.S.:
  Defined benefit plans               2,761        2,047         1,059
  Other plans                           543          712           730
----------------------------------------------------------------------
                                      3,304        2,759         1,789
----------------------------------------------------------------------
                                     $3,385       $2,810        $1,836
======================================================================

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

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. For the fiscal years ended July 31, 1999, and August 1, 1998, the Company did not make a contribution, however for the fiscal year ended August 2, 1997, the Company approved the contribution of 92,500 shares of its common stock to the plan for credit to the accounts of various executive officers. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria, which is based upon length of employment with the Company.

Plans Outside the U.S.

Most of the Company's foreign subsidiaries provide retirement income plans which conform to the practice of the country in which they do business, some of which are government sponsored plans. The types of company-sponsored plans in use are defined benefit and defined contribution.

Five of the Company's subsidiaries, including the United Kingdom, utilize defined benefit plans with employee benefits generally being based on years of service and wages near retirement. The plans cover all full-time employees who have been employed for at least 12 months. Obligations under the Company's plans are funded primarily through (a) fixed rate of return investments, mostly insurance policies, (b) equity funds for the portion of the United Kingdom's plan assets which are invested in the Edelman Value Fund, Ltd., and (c) for Germany, where reserves are established for the obligations. The Trustees of the Company's United Kingdom subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $7.2 million and $6.7 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of July 31, 1999 and August 1, 1998. The United Kingdom's defined benefit plan was capped and was converted to a defined contribution plan in fiscal year 1993. During 1997, the Belgian defined benefit pension plan was closed to new employees and a defined contribution plan initiated. During 1999, the Swiss defined benefit plan was terminated.

The Company's United Kingdom subsidiary has a defined contribution plan. The plan covers all full-time salaried employees who have been employed for at least 12 months and contributions are based upon a percentage of compensation. Obligations under this plan are funded primarily through deposits in pooled investments.

Expenses of the defined benefit plans were as follows:

                                              1999        1998        1997
--------------------------------------------------------------------------
Service Cost                                   $217        $275        $417
Interest Cost                                 2,291       2,325       2,255
Expected return on plan assets               (1,690)     (1,964)     (2,411)
Amortization of transition obligation            33          36          35
Amortization of net actuarial  loss           1,910       1,375         763
---------------------------------------------------------------------------
Total                                        $2,761      $2,047      $1,059
                                             ==============================


Obligation and asset data for the defined benefit plans at July 31, 1999 and August 1, 1998 were as follows:

                                                       1999            1998
------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of year             $35,671         $31,207
     Service cost                                       217             275
     Interest cost                                    2,291           2,325
     Benefits paid                                   (1,112)         (2,529)
     Actuarial (gain) loss                            2,001           4,393
---------------------------------------------------------------------------
Benefit obligation at end of year                   $39,068         $35,671
---------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year      $25,154         $24,786
    Actual return on plan assets                      4,318           2,388
    Benefits paid from plan assets                     (662)         (2,020)
----------------------------------------------------------------------------
Fair value of plan assets at end of year            $28,810         $25,154
---------------------------------------------------------------------------

Funded Status                                      $(10,258)       $(10,517)
    Unrecognized net actuarial (gain) loss            6,611           8,986
    Unrecognized prior service cost                     300             334
    Unrecognized transition obligation                  491             599
---------------------------------------------------------------------------
Net amount recognized                               $(2,856)          $(598)
                                                    ========================

Amounts recognized in the balance sheet consist of:
     Accrued retirement, non-current                $(10,035)       $(10,394)
     Prepaid benefit cost                                523             712
     Deferred tax asset                                   --           3,000
     Accumulated other comprehensive loss              6,656           6,084
-----------------------------------------------------------------------
Total                                                $(2,856)          $(598)
                                                     ========================

The range of assumptions used for the non-U.S. defined benefit plans reflect the different economic environments within the various countries. The defined benefit obligations were determined as of the end of fiscal year 1999 and 1998 using a range of assumed discount rates of 5.75% to 6.25% in 1999 and 4.5% to 7.6% in 1998, an assumed average long-term pay progression rate of 3%, and an assumed weighted average expected rate of return on plan assets of 6 1/2% in both 1999 and 1998. Benefit obligations exceed plan assets for each of the Company's plans at the end of 1999 and 1998. Accrued pension costs at the end of 1999 and 1998 include accumulated benefit obligations of $34,807 and $31,532, respectively, versus plan assets of $28,810 and $25,154, for the plans whose accumulated benefit obligations exceeded their assets.

16.  Certain Relationships and Related Transactions

Director Agranoff is the Company's Vice President, General Counsel and Corporate Secretary, and a member of the law firm Pryor, Cashman, Sherman, & Flynn. During the fiscal years 1999, 1998, and 1997, Datapoint paid legal fees of $265, $0, and $374, respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, for legal services provided by attorneys other than Mr. Agranoff.

During fiscal year 1999, 1998, and 1997, the Company paid office rent and secretarial expenses of $64, $69, and $73, respectively, to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

The Trustees of the Company's United Kingdom subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $7.2 million and $6.7 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of July 31, 1999 and August 1, 1998.

On June 29, 1998, the Company had signed a letter of intent, which subsequently expired on August 20, 1998, to acquire Dimensional Media Associates ("DMA"). Mr. Robert D. Summer is the president of DMA and a board member of Datapoint. In addition to the letter, Datapoint advanced DMA $200. This advance was secured by a promissory note, payment of which had been guaranteed by a principal of DMA. The principal payment of $200 was repaid on July 20, 1999.


17.  Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability in relation to the financial position and results of operations.

18.  Acquisition

On July 27, 1999, the Company, through a newly formed subsidiary, Corebyte Inc., of which the Company owns 80%, acquired the Corebyte communication and networking software product family. The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom, dated July 27, 1999. The purchase price for the Corebyte assets comprised the following: (1) options to purchase up to one million shares of common stock of the Company at an exercise price of $1.00 per share, (ii) options to purchase an additional one million shares of common stock of the Company at an exercise price equal to 80% of the closing price per share of common stock of the Company on July 27, 2000, the first anniversary of the acquisition, provided that Mr. Engstrom is still employed by the Company on such date; (iii) up to twenty-five percent of the common stock in Corebyte, Inc.; and
(iv) $75,000 in cash as reimbursement for certain research and development expenses. All such consideration is to be held in escrow pending final resolution of Engstrom v. Futureshare.com, LLC, a litigation which is pending in the United States District Court for the Southern District of New York concerning the ownership status of the intellectual property which is the subject of the acquisition. The discovery process has begun in connection with such litigation and depositions are scheduled to be held in November 1999.

Corebyte is an intelligent browser-based enterprise-to-enterprise networking system. With a single interface, and based upon beta testing of the system performed to date, the end-user directly accesses every application necessary to manage their enterprise from basic e-mail to advanced e-commerce. Users of Corebyte seamlessly share and exchange valuable information, selectively and securely, within their network community and across enterprises. Corebyte is led by John Engstrom, a pioneer of online and accomplished enterprise groupware and e-mail service provider.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not Applicable.


PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages, positions and offices with the Company of the current directors and executive officers of the Company are set forth below.

                                                                    Director/
                    Age as of                                        Officer
    Name          July 31, 1999          Position                     Since
A. B. Edelman            59     Director-Chairman of the Board
                                 and Chief Executive Officer             1985
B. D. Thomas             48     President , Chief Operating Officer
                                 and Director                            1992
P. P. Krumb              57     Vice President, Special Assistant to
                                 the Chairman, Director, and
                                 Acting Chief Financial Officer          1994
G. N. Agranoff           52     Vice President, General Counsel,
                                 Corporate Secretary and Director        1994
I. J. Garfinkel          62     Director                                 1991
D. R. Kail               64     Director                                 1985
C. F. Robinson           53     Director                                 1996
D. M. M. Ruffat          63     Director                                 1993
R. D. Summer             66     Director                                 1996
R. Edmonds               54     Vice President, Technical Services       1996
W. Gevers                62     Vice President, OSN                      1996
J. R.  Perkins           51     Vice President, Development              1996


    The principal occupations and business experience of each of the current directors and executive officers of the Company are described below.

     ASHER B. EDELMAN, age 59, joined Datapoint's Board of Directors as its Chairman in March 1985, and has served in that capacity and as Chairman of its Executive Committee to the present date, and as Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. since June 1984. Mr. Edelman is a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation, and is a General Partner and Manager of various investment partnerships and funds. The principal business address of Mr. Edelman is Ch. Pecholettaz 9, 1066 EPALINGES, Switzerland.

    BLAKE D. THOMAS, age 48, is currently the President and Chief Operating Officer of the Company. He is President of Blake D. Thomas, Inc., a corporation that, until 1991, published The Thomas Report, an investment newspaper that specialized in evaluating stocks traded on the New York Stock Exchange, was General Partner of Mainsail Limited Partnership from 1990 until its dissolution in December 1992; has been since 1990, General Partner of Foresail Limited Partnership, which is engaged in the business of investing in listed securities; and has been since November 1991 President of Symba, Inc., which until April 1996 was the General Partner of Windward Limited Partnership. Windward was engaged in the business of investing in listed securities and was dissolved in April 1996. He has served as a director of Datapoint since 1992. He also served from August 1994 through December 1995 as a special consultant for the Board on Datapoint general management and business affairs. In December 1995 he assumed the position of Chief Operating Officer and in 1997 was appointed President, as well. The principal business address of Mr. Thomas is 7 rue d'Anjou 75008, Paris, France.

     PHILLIP P. KRUMB, age 57, is currently Vice President and Special Assistant to the Chairman. Mr. Krumb joined the Company in September 1994 and was Vice President and Chief Financial Officer from September 1994 to June 1997. Prior to joining the Company he was employed by IOMEGA Corporation for 7 years as Senior Vice President Finance and Chief Financial Officer. The principal business address of Mr. Krumb is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

     GERALD N. AGRANOFF, age 52, is currently Vice President, General Counsel and Corporate Secretary of Datapoint. Mr. Agranoff is a General Partner of Asco Partners, the General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and a General Partner of Plaza Securities Company. He has been affiliated with these companies for more than five years. Mr.
Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities, The American Energy Group, Ltd., and Canal Capital Corporation, and AgriFoods International, Inc. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years. The principal business address of Mr. Agranoff is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

    IRVING J. GARFINKEL, age 62, has been a General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) for more than five years. Mr. Garfinkel also has been a General Partner and controller of Plaza Securities Company for more than the past five years. He has served as a director of Datapoint since 1991, and is Chairman of the Audit Committee and serves on the Compensation Committee. The principal business address of Mr. Garfinkel is 717 Fifth Avenue, 4th Floor, Suite 407, New York, New York 10022.

    DANIEL R. KAIL, age 64, has been Managing Trustee of Management Assistance Inc. Liquidating Trust from January 1986 to December 31, 1996, and prior thereto had been a director, Executive Vice President and Chief Operating Officer since October 1984 of Management Assistance Inc., a computer manufacturing and servicing company. He also was a director and Executive Vice President of Canal Capital Corporation from 1987 until 1991. He has served as a director of Datapoint since 1985 and is Chairman of the Compensation Committee and a member of the Audit Committee. The principal business address of Mr. Kail is 105 North Avenue, Westport, Connecticut 06880.

    CHARLES F. ROBINSON, age 53, has been General Partner of Anglo-American Financial since its inception in 1979. He is a Director and Senior Vice-President of Anglo-American Investor Services Corp. Anglo-American Financial was one of the first market makers in stripped bonds. Through its subsidiaries, Anglo-American Financial has also acted as an options broker on the London Stock Exchange, an SEC registered Investment Advisor, and an NASD and SIPC broker-dealer selling fixed-income securities to financial institutions and individuals. He was a Chartered Accountant with Arthur Young in London where he was responsible for developing the firm's computer auditing procedures in the United Kingdom. Mr. Robinson obtained a Senior Optima in mathematics at Cambridge University and is a Fellow of the Institute of Chartered Accountants in England and Wales. The principal business address of Mr. Robinson is FSI/Anglo-American Financial, 675 Berkmar Court, Charlottesville, Virginia 22901.

    DIDIER M. M. RUFFAT, age 63, was most recently the Vice President of Digital Equipment Europe and the Managing Director of Digital Equipment France. He has served for 25 years in various capacities with France's BULL computer group, most recently as President and Chief Executive Officer of BULL Europe, and previously in senior executive positions in sales, marketing and finance. He has served as a director of Datapoint since December 1993 and is a member of the Compensation Committee. The principal business address of Mr.
Ruffat is 37, rue de Chezy, 92200 Neuilly, S/Seine, France.

    ROBERT D. SUMMER, age 66, is currently President and Chief Executive Officer of Dimensional Media Associates, Inc. ("DMA"). Mr. Summer joined DMA after holding a series of high level positions in the music industry. As President and Chief Executive Officer, he guides DMA's transition from invention and product development to full operations, including the rollout of consumer, commercial and medical products. The company markets proprietary 3D optical technologies. Before joining DMA in 1995, Mr. Summer served as Executive Vice President, Sony Music Entertainment; and concurrently as President, Sony Entertainment European Community Affairs, representing the corporation's software interests to international government groups. He joined CBS Records International in 1986 as President and continued in that position through the company's acquisition by Sony in 1988. Mr. Summer joined CBS Records after nearly three decades with RCA Records, where he served in key executive posts including President, RCA/Ariola (now BMG); President, RCA Records; Vice President, RCA Records USA; Vice President, RCA Records International; and President, RCA Red Seal, the company's classical music division. Mr. Summer has served as Chairman of the Recording Industry Association of American (RIAA) and Vice President and member of The Board of Directors of the International Federation of the Phonographic Industry
(IFPI) where he served as a key negotiator for the industry. He received his bachelor's degree in engineering from Carnegie Mellon University in 1955. The principal business address of Mr. Summer is Dimensional Media Associates, Inc., 22 West 19th Street, New York, New York 10011.

     ROGER EDMONDS, age 54, was promoted to Vice President, Technical Services in February 1996. Mr. Edmonds joined the Company's United Kingdom subsidiary in 1972 as Project Leader, and has held various management positions within the Company. Mr. Edmonds is also currently Technical Director of the U.K. subsidiary. The principal business address of Mr. Edmonds is Datapoint House, 400 North Circular Road, London NW10 0JG.

    WALTER GEVERS, age 62, was promoted to Vice President, OSN in March 1996. Mr. Gevers joined the Company as Managing Director, Datapoint Belgium in January 1983. Prior to joining the Company, Mr. Gevers was employed by SAIT Electronics, Datapoint's distributor in Belgium, for nineteen years as Sales Manager. The principal business address of Mr. Gevers is rue de la Fusee 100, 1130 Bruxelles, Belgium.

     JOHN R. PERKINS, age 51, was promoted to Vice President, Development & Production in May 1996. Mr. Perkins joined the Company as Director, Engineering in 1981. Prior to joining the Company, Mr. Perkins was employed by General Electric Information Services Company as Market Planner. The principal business address of Mr. Perkins is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

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

The Audit Committee annually recommends to the Board of Directors the independent auditors for the Company and its subsidiaries. They meet with the independent auditors concerning the audit; evaluate non-audit services and the financial statements and accounting developments that may affect the Company; meet with management concerning matters similar to those discussed with the outside auditors; and make reports and recommendations to the Board of Directors and the Company's management and independent auditors from time to time as it deems appropriate. The Committee met 6 times during the fiscal year ended July 31, 1999.

The Compensation Committee makes salary recommendations regarding senior management to the Board of Directors and administers the Company's Bonus and Stock Option Plan as described below. The Committee did not meet during the fiscal year ended July 31, 1999.

Meetings of the Board of Directors and Committees

The Board of Directors met 10 times during the fiscal year ended July 31, 1999. Each director attended at least 75% of the aggregate of (a) the total number of meetings of the Board of Directors (held during the period of his service) and
(b) the total number of meetings held by all committees of the Board on which he served (during the period that he served).


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Datapoint believes that, during the fiscal year ended July 31, 1999, its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934


ITEM 11  EXECUTIVE COMPENSATION

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

The remainder of this Report reviews the annual and long-term components of Datapoint's executive compensation program, along with the decisions made by the committee regarding fiscal year 1999 compensation for both the CEO and the other named executive officers.

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

Messrs. Edelman's, Thomas's, Agranoff's, and Krumb's bonuses are based on a contractually specified percentage of Datapoint's pre-tax profits, which are defined as net pre-tax earnings, excluding the excess over $10 million of the net of any extraordinary gains, due to debt repurchase or exchange, against all extraordinary losses. During fiscal years 1999 and 1998, the Company incurred net losses and therefore no bonuses were paid in either 1999 nor 1998 under these contractual arrangements. For fiscal years 1997, an aggregate of approximately $0.4 million, was paid under these contractual arrangements.

The remainder of the named executives have been assigned bonus targets of a percentage of their base salary upon 100% achievement of individualized goals and objectives; a substantial portion of which are related to the financial performance of corporate functions relevant to their respective responsibilities.

Long Term Incentives

The committee believes that stock options appropriately link executive interests to the enhancement of stockholder value and utilizes them as its long-term incentive program; no additional long-term incentive programs are utilized. Stock options generally are granted at fair market value as of the date of grant, become exercisable over three years, and have a term of ten years. The stock options provide value to the recipients only when the price of Datapoint stock increases above the option grant price. In 1999, the committee did not grant stock options to executive officers, nor to other executives and selected key employees. In prior years, determining the size of the grant for Mr. Edelman and other named executive officers, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; (ii) to contribute to the successful execution of Datapoint's product line broadening strategy; and (iii) to implement Datapoint's cost reduction objectives; (iv) their relative levels of responsibility; and (v) the number of options they already held.

This report has been provided by the Compensation Committee.

Daniel R. Kail, Chairman
Irving J. Garfinkel
Didier M.M. Ruffat
Robert D. Summer

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. During the fiscal year ended July 31, 1999 and August 1, 1998, the Company did not make a contribution, however, for the fiscal year ended August 2, 1997, the Company approved the contribution of 92,500 shares of its common stock to the plan for credit to the accounts of various executive officers. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria which is based upon length of employment with the Company.

Summary Compensation Table

The  following  table  sets  forth  certain   information   regarding  all  cash
compensation paid or accrued for services rendered by the Company's five most highly compensated executive officers for the last three fiscal years


--------------------------------------------------------------------------------------------------------------------------------
                                                    Annual Compensation
                                           -----------------------------------          Long-Term
                                                                                       Compensation
Name and                                                                 Other      --------------------       All
Principal                    Fiscal                                     Annual         Stock Options         Other
Position                      Year        Salary         Bonus       Compensation     Granted (#)(11)     Compensation
-------------------------------------------------------------------------------------------------------------------------

Asher B. Edelman   (1)        1999      $300,534          -         $101,628 (3)            -                 -
Chairman of the Board and     1998       300,534          -          110,987 (3)         225,000              -
Chief Executive Officer       1997       300,534     $196,126 (2)    134,613 (3)          60,000          $30,000 (10)

Blake D. Thomas (4)           1999      $250,000          -          $57,545 (3)             -                -
President and                 1998       250,000          -           51,354 (3)          180,000             -
Chief Operating Officer       1997       250,000     $117,676 (2)     56,178 (3)           50,000             -

Ronald G. Conn (5) (12)       1999       $87,500          -         $103,931(12)             -                -
Chief Financial Officer       1998       175,000          -           30,602 (3)           25,000             -
                              1997        20,254 (6)      -              -                 50,000             -

Gerald N. Agranoff (7)        1999      $200,000          -           $7,200 (9)             -                -
Vice President, General       1998       200,000          -            7,200 (9)          180,000             -
Counsel
and Corp. Secretary           1997       200,000     $ 78,450 (2)      7,200 (9)           50,000          $4,000 (10)

Roger Edmonds                 1999      $159,025      $40,892 (8)          -                 -                -
Vice President,  Technical    1998       138,020       41,406 (8)          -               37,500             -
   Services                   1997       136,735       41,021 (8)          -               25,000             -

Table Footnotes
(1)   Asher B. Edelman was named Chief Executive Officer in February 1993.
(2)   Represents contractual bonus based on the Company's net pre-tax earnings.
(3)   Represents payments incident to foreign assignment.
(4)   Blake D. Thomas commenced  employment with the Company in December of fiscal
1996 as Executive Vice President and Chief Operating Officer.  On June 12, 1997,
he was promoted to President in addition to Chief Operating Officer.
(5)   Ronald G. Conn  commenced  employment  with the Company in June of fiscal
1997 as Chief Financial Officer.
(6)   Amount reflects partial year of employment.
(7)   Gerald N. Agranoff commenced employment with the Company in October of fiscal 1995 as Vice
President, General Counsel and Corporate Secretary.
(8)   Represents a performance bonus.
(9)   Represents  auto allowance.
(10)  Represents  vested portion of the Company's common stock contributions to the Supplemental  Executive  Retirement Plan on behalf of named employee.
(11)  Excludes  options granted as a member of
the Company's  Board of Directors.
(12)  Mr. Conn resigned his position with the
Company  effective  January 15, 1999. This amount includes  $87,500 of severance and $16,431 of payments incident to foreign assignment.

Stock Option Grants in Last Fiscal Year (1)

The following table sets forth certain information regarding all stock option grants made to five of the Company's most highly compensated executive officers for the last fiscal year.



                    --------------------------------------------------------
                                Options Granted in Fiscal 1999
                    --------------------------------------------------------
                                     % of
                                      Options                                Potential Gain at Assumed
                      Number of      Granted to     Exercise                Annual Rates of Stock Price
                       Options      Employees in     Price      Expiration  Appreciation for Option Term
       Name          Granted (1)    Fiscal Year    Per Share       Date          5%           10%
--------------------------------------------------------------------------------------------------------

Asher B. Edelman           0          0.00%            0            -            $0             $0
Blake D. Thomas            0          0.00%            0            -            $0             $0
Ronald G. Conn             0          0.00%            0            -            $0             $0
Gerald N. Agranoff         0          0.00%            0            -            $0             $0
Roger Edmonds              0          0.00%            0            -            $0             $0
--------------------------------------------------------------------------------------------------------


     (1) No Stock Appreciation Rights (SARs) have ever been granted by Datapoint. Also, no stock options were granted fiscal year 1999.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information regarding stock options exercised by the Company's five most highly compensated executive officers for the last fiscal year.



                        Number of                                                   Value of Unexercised
                          Shares                      Number of Unexercised         In-the-Money Options
                       Acquired on      Value        Options at July 31, 1999        at July 31, 1999
        Name             Exercise      Realized     Exercisable   Unexercisable  Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------------------

Asher B. Edelman            0             0             400,000        100,000       $0          $0
Blake D. Thomas             0             0             275,000         80,000       $0          $0
Ronald G. Conn              0             0                   0              0       $0          $0
Gerald N. Agranoff          0             0             225,000         80,000       $0          $0
Roger Edmonds               0             0              60,834         16,666       $0          $0
--------------------------------------------------------------------------------------------------------------



Performance Table

Set forth below is a table comparing the five-year cumulative total return for Datapoint common stock with the Dow Jones 65-Composite Average, a broad equity market index, and the Dow Jones computer systems index, excluding IBM.

                             DATAPOINT CORPORATION
                              STOCK PRICE ANALYSIS

                          Dow Jones Computer
        Datapoint           systems index               Dow Jones 65-Computer
      Common Stock           (w/o IBM)                  Composite average

       Actual   Base       Actual       Base          Actual          Base
        YE       YE          YE          YE             YE              YE

1999   0.75     20.00    1,916.16      1,053.41      3,187.75           194.96
1998   1.25     17.86    1,201.56       810.39       2,786.06           173.10
1997   2.25     32.14      971.17       655.00       2,538.86           157.74
1996   1.13     16.07      477.75       322.22       1,746.32           108.50
1995   1.50     21.43      460.48       310.57       1,577.65            98.02
1994   3.75    100.00      181.90       100.00       1,635.12           100.00

The graph assumes $100 invested on August 1, 1994, in Datapoint common stock and each of the Dow Jones indexes, and that all dividends were reinvested. During the five-year period Datapoint did not pay any dividends on its common stock.

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

Effective June 12, 1997, Datapoint entered into an agreement with Mr. Conn providing for his employment as Vice President and Chief Financial Officer at a minimum annual base salary of $175,000. The agreement provided for an annual bonus opportunity of 1% of the Company's net pre-tax earnings (excluding the excess over $10 million of the net of any extraordinary gains due to debt repurchase or exchange against all extraordinary losses), certain executive benefits, and continuation of base salary payments of up to $100,000, plus any performance bonus he may have been entitled to, as well as a continuation of benefits for six months should Datapoint terminate his employment other than for cause. The agreement also provided for certain relocation accommodations and provided for expatriate accommodations incident to foreign assignment. Mr. Conn resigned his position with the Company effective January 15, 1999.

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

                                    Common Stock      Preferred Stock
                                    Beneficially      Beneficially     Percent
Name and Address                       Owned              Owned        of Class

Asher B. Edelman (1)           (See Table under
c/o Datapoint Corporation       Security Ownership
717 Fifth Avenue                of Management) (1)
New York, NY 10222

Lloyd I. Miller (2)                                      69,900 (2)     10.6%(2)

    (1) Mr.  Edelman is part of a "group" as that term is used in  Exchange  Act
Section 13(d)(3). See subsection (b) below for detailed description as to the amount and nature of beneficial ownership by the members of the group.

    (2) Mr. Miller filed an amended Schedule 13D/A on August 4, 1997, reporting 69,900 Preferred shares, 37,500 of which are owned by LIM, Inc., a Florida corporation of which he is sole shareholder, and 32,400 of which are owned by Trust C under a September 20, 1983 Amended and Restated Trust Agreement for which Trust Mr. Miller serves as Investment Advisor. Mr. Miller reported a percentage ownership of 9.7%, but that percentage, based upon currently outstanding Preferred shares of 661,967 as of November 1, 1999 is now 10.6%.

(b)  Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock, Preferred Stock and Convertible Debentures by each director, by each of the executive officers named in the table, and by the directors and executive officers as a group as of November 1, 1999.

                                                                                                   Convertible
                                    Common Stock                                Preferred Stock    Debentures
                                    Beneficially              Percent           Beneficially        Beneficially
 Name of Officer/Director           Owned (1)                 of Class(13)      Owned(2)            Owned(3)
-------------------------           -----------------         ------------      ----------       ---------------

 Gerald N. Agranoff (O&D)             225,000(4)(5)(7)             *                  - 0 -          - 0 -
 Asher B. Edelman (O&D)             3,836,238(4)(5)(6)(13)       20.9%            14,200**          $141,000*
 Roger Edmonds (O)                        60,834(4)                *                 - 0 -            - 0 -
 Irving J. Garfinkel (D)                 25,000(4)(5)(7)           *                 - 0 -            - 0 -
 Walter Gevers (O)                       98,334(4)                 *                 - 0 -            - 0 -
 Daniel R. Kail (D)                      25,000(4)                 *                 - 0 -            - 0 -
 Phillip P. Krumb (O&D)                  138,000(4)(8)             *                 - 0 -            - 0 -
 John Perkins (O)                        51,128(4)(9)              *                 - 0 -            - 0 -
 Charles F. Robinson (D)                 25,000(4)(10)(13)         *                 3,000*(10)      $47,000*(10)
 Didier Ruffat (D)                       50,000(4)                 *                 - 0 -             - 0 -
 Robert D. Summer (D)                    32,300(4)(11)             *                 - 0 -             - 0 -
 Blake D. Thomas (O&D)                 428,847(4)(12)(13)         2.3%               - 0 -             - 0 -

 Executive Officers and
    Directors of Datapoint as
    a group (13 persons)             4,995,681                   27.2%

* Indicates less than 1% ownership as a percent of the outstanding class (13) **The percent of the outstanding class is 2.2% (13)

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

     (4) The tabulation includes shares of Common Stock which may be deemed to be beneficially owned by such persons by reason of stock options currently exercisable or which may become exercisable within sixty (60) days after that date. The number of shares deemed to be beneficially owned by reason of such options is: Mr. Edelman, 400,000; Mr. Agranoff, 225,000; Mr. Thomas, 275,000; Mr. Krumb, 125,000; Mr. Ruffat, 50,000; Mr. Summer, 25,000; Mr. Garfinkel, 25,000; Mr. Kail, 25,000; Mr. Robinson, 25,000; Mr. Edmonds, 60,834; Mr. Gevers,
98,334; Mr. Perkins 50,834; and all officers and directors as a group, 1,385,002.

(5) Gerald N. Agranoff, Asher B. Edelman and Irving Garfinkel are Trustees of the Datapoint Corporation Supplemental Executive Retirement Plan (the "Datapoint Plan") which owns 316,435 Common shares. In the above tabulation, such shares have been excluded within each party's Common shares listing and the listing for the directors and executive officers as a group. Messrs. Agranoff, Edelman and Garfinkel each disclaim beneficial ownership of these shares except to the extent of pecuniary interests in such shares with which each party may currently be vested under the Plan. Mr. Edelman has a current vested interest in 145,288 shares under the Datapoint Plan which have been excluded. Mr. Agranoff is currently vested with 21,402 Common shares under the Datapoint Plan. Mr. Garfinkel has no current vested interest under the Datapoint Plan. Mr. Thomas is vested with 13,376 Common shares, Mr. Krumb is vested with 18,567 Common shares and Mr. Perkins with 4,344 Common shares under the Datapoint Plan which have not been included in their listed beneficial ownership.

     (6) Mr. Edelman's listed beneficial ownership of 3,836,238 shares of Common Stock is explained in detail in this paragraph, and is based upon his beneficial ownership reported on Schedule 13D. Mr. Edelman reports beneficial ownership jointly, as a group, with the following named persons or entities. Those whose shares have been included within Mr. Edelman's listed total are reported as beneficially owned pursuant to Rule 13d-3 by Mr. Edelman. As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership and Citas Partners (which is the sole general partner of Felicitas Partners, L.P.), Mr. Edelman may be deemed to own beneficially the 441,348, 994,383 and 6,290 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the listed ownership. Also included are the 361,267 shares owned by Canal Capital Corporation ("Canal"), in which company Mr. Edelman and various persons and entities with which he is affiliated own interests. By virtue of investment management agreements between A. B. Edelman Management Company Inc. and Canal,
A. B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal. A. B. Edelman Management Company Inc. therefore may be deemed to be the beneficial owner of the 361,267 shares owned by Canal. Mr. Edelman is the sole stockholder of A. B. Edelman Management Company Inc. and these shares are included. A. B. Edelman Management Company, Inc. is also the sole general partner of Edelman Value Partners, L.P. which currently owns 494,175 shares of Common Stock which are included. Also included are the 201,460 shares owned by Mr. Edelman's spouse Maria Regina M. Edelman, 5,000 shares held by Mr. Edelman in a Keough account, 31,000 shares beneficially owned by Mr. Edelman's children in accounts for which he is the custodian, and 859,900 shares owned by Edelman Value Fund, Ltd., for which Mr. Edelman serves as the sole investment manager. Also included are Mr. Edelman's presently exercisable options to purchase 400,000 shares. Also included are the 41,415 shares owned by Edelman Family Partners, L.P. for which Mr. Edelman serves as a general partner. As a Trustee of the Canal Capital Corporation Retirement Plan ("Canal Plan") which owns 121,181 shares and the Datapoint Plan described above which owns 316,435 shares, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the shares owned by each such Plan, which are excluded. Also excluded from the listed ownership are 57,507 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian and the 17,204 shares owned directly by Penelope C. Edelman. Mr. Edelman disclaims beneficial ownership of these excluded shares. Although disclaimed and excluded for purposes of Rule 13d-3, certain of the disclaimed and excluded shares are nevertheless reported by Mr. Edelman as beneficially owned on his Form 4's pursuant to the rules promulgated under Section 16 of the Exchange Act. Mr. Edelman's beneficial ownership total does not include the additional Common Stock which would be acquired upon the conversion of the Preferred Stock and the Convertible
Debentures as described below. Upon such exchange, Mr. Edelman's listed beneficial ownership would increase to 3,872,426 and his percentage of the outstanding class would be 21.1%. This percentage upon exchange is the listed percentage above pursuant to Rule 13d-3(d)(1).

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

     (8) Mr. Krumb owns 13,000 Common shares directly in addition to the 125,000 shares represented by exercisable options.

     (9) Mr. Perkins owns 294 Common shares directly in addition to the 50,834 shares represented by exercisable options.

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

(12) Mr. Thomas owns 135,447 Common shares directly in addition to the 275,000 shares represented by exercisable options. Mr. Thomas is also attributed beneficial ownership of 16,500 Common shares owned by Foresail Limited Partnership as its sole general partner and 1,900 Common shares held in Mr. Thomas' self-employed pension plan.

(13) The percentage of the outstanding class calculations are based upon 18,348,229 Common shares, 661,967 Preferred shares and $54,960,000 Convertible Debentures outstanding as of November 1, 1999. For purposes of calculating Mr. Edelman's, Mr. Thomas', and Mr. Robinson's percentages of Common shares under Rule 13d-3(d)(1), as well as the percentage of officers and directors as a group, the common shares underlying their respective Preferred Stock and their respective Convertible Debentures upon exchange are added to the outstanding share total as if the exchange has occurred.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Agranoff had provided various tax, legal and real estate consulting services prior to serving as Vice President, General Counsel and Corporate
Secretary for the Company. During the fiscal years 1999, 1998, and 1997, Datapoint paid legal fees of $265, $0, and $374, respectively, to the law firm of Pryor, Cashman, Sherman, & Flynn, for legal services provided by attorneys other than Mr. Agranoff.

During fiscal year 1999, 1998, and 1997, the Company paid office rent and secretarial expenses of $64, $69, and $73, respectively, to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

The Trustees of the Company's United Kingdom subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $7.2 million in the Edelman Value Fund, Ltd., a related party, as of July 31, 1999.

On June 29, 1998, the Company had signed a letter of intent, which subsequently expired on August 20, 1998, to acquire Dimensional Media Associates ("DMA"). Mr. Robert D. Summer is the president of DMA and a board member of Datapoint. In addition to the letter, Datapoint advanced DMA $200. This advance was secured by a promissory note, payment of which has been guaranteed by a principal of DMA. The principal payment of $200 was repaid on July 20, 1999.

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

(b) Reports on Form 8-K: In a report filed on Form 8-K dated May 19, 1999, the Company reported that it had entered into a letter of intent to sell its European operations.

         Subsequent to year end, in a report filed on Form 8-K dated August 3, 1999, the Company reported that its newly formed subsidiary, Corebyte Inc., had acquired the Corebyte (TM) communication and networking software product family.

         See Exhibit Index included herein on page 54.

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

                               INDEX TO EXHIBITS


Exhibit                                                            Sequentially
Number            Description of Exhibits                              Numbered
                                                                        Pages
(10)(i) Agreement between the Company and Arbitrage Securities Company, as amended (filed as Exhibit (10)(f) to the Company's Annual
         Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference).

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

(10)(v) Settlement Agreement with NTI (filed as Exhibit (10)(v) to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on September 27, 1996 and incorporated herein by reference).

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

(10)(hh) Announcement of the Letter of Intent to Sell the Company's European Operations (filed as Exhibit 99 to the Company's Current Report Form 8-K dated May 19, 1999 and incorporated by reference).

(10)(ii) Announcement  of the  Acquisition  of  Corebyte(TM)  (filed as
         Exhibit 99 to the Company's Current Report Form 8-K dated August 3, 1999 and incorporated by reference).

(10)(jj) Stock  Purchase  Agreement  between  Reboot  Systems,   Inc.  and
         Datapoint Corporation dated July 31, 1999 and as amended on November 1, 1999.

(10)(kk) Asset  Purchase  Agreement  between  Datapoint  Corporation,   SF
         Digital,  LLC and  John  Engstrom,  and  John  Engstrom  d/b/a
         SF  Digital  and Corebyte(TM) dated July 27, 1999.

(23)     Consent of Independent Auditors.

(27)     Article 5, Financial Data Schedule.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          DATAPOINT CORPORATION
                                              (Registrant)

                                          BY:/s/Phillip K. Krumb
                                                Asher B. Edelman
                                            Chief Executive Officer and
                                                Chairman of The Board
                                          By Phillip P. Krumb, Attorney In Fact


DATED:  November 11, 1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                       Date


/s/ Phillip P. Krumb         Acting Chief Financial Officer     November 11,1999
    Phillip P. Krumb       (Acting Principal Accounting Officer)



Phillip P. Krumb, pursuant to powers of attorney which are being filed with this report, has signed below as attorney-in-fact for the following directors of the
Registrant:

                   Gerald N. Agranoff          Charles F. Robinson
                   Irving Garfinkel            Daniel Kail
                   Robert D. Summer            Didier M.M. Ruffat
                   Blake D. Thomas



/s/  Phillip P. Krumb                                   November  11, 1999
---------------------
     Phillip P. Krumb

                                   Schedule II

                     DATAPOINT CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)



                                                                      (a)          (b)
                                   Balance          Charged        Charged
                                        at             to        (to) from        Other            Balance
                                  Beginning       Costs  and        Other        Additions         at End
    Classification                   of Year       Expenses        Accounts     (Deductions)      of Year



Allowance for doubtful accounts:

Year ended July 31, 1999            $1,305           $(299)        $(69)            $(57)             $880

Year ended August 1, 1998           $1,654             $33         $179            $(561)           $1,305

Year ended August 2, 1997           $2,791           $(164)        $(18)           $(955)           $1,654


(a) Transfers to and from other balance sheet reserve accounts.
(b)  Accounts  written-off  net  of  recoveries,   other  expense  accounts  and
translation adjustments.

                                   EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the following registration statements of our report dated November 1, 1999, with respect to the consolidated financial statements and schedule of Datapoint Corporation included in this Annual Report on Form 10-K for the year ended July 31, 1999:
Registration  Statement  No.  2-60374 on Form S-8,  Registration  Statement  No.
2-87765 on Form S-8, Registration Statement No. 33-19328 on Form S-8, Registration Statement No. 33-19427 on Form S-8, and Registration Statement No. 33-57102 on Form S-8, Registration Statement No. 333-53265 on Form S-8, and Registration Statement No. 333-53267 on Form S-8.







                                                        Ernst & Young  LLP



Dallas, Texas
November 1, 1999

                                                                EXHIBIT (10)(jj)



                            STOCK PURCHASE AGREEMENT


         THIS STOCK PURCHASE AGREEMENT is dated as of the 31st day of July, 1999, by and among (i) REBOOT SYSTEMS, INC., a Delaware corporation (the "Buyer"), (ii) the entities listed on Schedule A hereto (collectively, the "Sellers" and individually, a "Seller," which terms shall be qualified as provided in Section 13(c) hereof), and (iii) DATAPOINT CORPORATION, a Delaware corporation and the direct or indirect corporate parent of all of the Sellers (the "Parent").

         WHEREAS, the Sellers are collectively the owners of all of the issued and outstanding shares of the capital stock (collectively, the "Shares") of each of the entities listed on Schedule B hereto (collectively, the "Companies" and individually, a "Company"), with each Seller owning such percentage of the Companies as more particularly set forth on Schedule C hereto; and

         WHEREAS, the Buyer desires to purchase all of the Shares from the Sellers, and the Sellers desire to sell all of the Shares to the Buyer, and the Buyer and the Parent have agreed to certain other matters ancillary thereto, all on the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the mutual promises and agreements set forth herein, the Buyer, the Sellers and the Parent agree as follows:

         1.  PURCHASE AND SALE OF SHARES.

         1.1. Purchase and Sale. Subject to the terms and conditions set forth in this Agreement, at the Closing (as defined in Section 3 hereof), each Seller agrees to sell to the Buyer, and the Buyer agrees to purchase from each Seller, such Shares as are set forth opposite the name of each Seller on Schedule C hereto, in exchange for the purchase price therefor as provided in Section 1.2 hereof.

         1.2.  Purchase Price.

                  (a) The Buyer shall pay to the Sellers and the Parent by wire transfer of immediately available funds, as the aggregate purchase price for the Shares and the other assets being acquired or utilized by the Buyer pursuant to
Section 2 hereof, as the case may be, $49,500,000 (the "Base Purchase Price"). The Base Purchase Price shall be adjusted pursuant to the provisions set forth on Exhibit A hereto (the "Purchase Price Adjustment Provisions"), which Purchase Price Adjustment Provisions shall be agreed upon by the parties as contemplated under Section 2.2 hereof.

                  (b) At the Closing, a portion of the Closing Purchase Price (as defined and determined in accordance with Exhibit A hereto) (the "Escrowed Purchase Price"), shall be withheld from the Closing Purchase Price otherwise payable to the Sellers and the Parent and placed in escrow with a bank or trust company (the "Escrow Agent") mutually acceptable to the Buyer and the Parent pursuant to an escrow agreement in a form to be agreed to by the parties as contemplated under Section 2.2 hereof, with such changes as may be reasonably requested by the Escrow Agent (the "Indemnity Escrow Agreement"). The Escrowed Purchase Price shall be held in escrow, in accordance with the terms of the Indemnity Escrow Agreement, to satisfy the obligations more particularly described in Exhibit B hereto (the "Escrow Items"). The amount of the Escrowed Purchase Price and the terms and conditions relating to the Escrow Items shall also be agreed upon by the parties as contemplated under Section 2.2 hereof.

         1.3.     Allocations.

                  (a) The Final Purchase Price (as defined and determined in accordance with Exhibit A hereto) shall be allocated among the Shares relating to each Company and the other assets being acquired or utilized by the Buyer as provided in Section 2 hereof in the manner to be agreed upon by the parties on or prior to the Closing Date.

                  (b) The Final Purchase Price shall be allocated among, and distributed to, the Sellers and the Parent pro rata in accordance with the percentages set forth opposite the name of each Seller and the Parent on Schedule C hereto (as to each such party, such party's "Pro Rata Share").

         2.  LICENSING AND OTHER MATTERS.

         2.1.  Datapoint Name.

                  (a) On the Closing Date (as defined in Section 3 hereof), each of the Parent and any other entity which is a direct or indirect Subsidiary of the Parent and which has included in its corporate name the name "Datapoint" or any derivative or variation thereof, shall (i) have delivered to the Buyer an executed Certificate of Amendment or other amending document to its respective Certificate of Incorporation or other charter or constitutional documents in form and substance satisfactory to the parties (collectively, the "Name Change Certificates"), suitable for filing with the Office of the Secretary of State of the State of Delaware or the particular governmental office located in the country or jurisdiction of organization of any such other entity, as the case may be, effecting a change of its respective corporate name to a new name not including the name "Datapoint" or any derivative or variation thereof, and (ii) have executed and delivered to the Buyer an Assignment in form and substance satisfactory to the parties (the "Name Assignment") pursuant to which the Parent and each such other entity shall transfer and assign all of their respective right, title and interest in and to the name "Datapoint" to the Buyer.

                  (b) On the Closing Date, the Buyer shall grant to the Parent and any other entity which is a direct or indirect Subsidiary of the Parent and which has included in its corporate name the name "Datapoint" or any derivative or variation thereof, a limited license in form and substance satisfactory to the parties (the "Datapoint License") for the "Datapoint" name to permit the Parent and each such other entity to utilize the "Datapoint" name on existing stationery, inventory and marketing and promotional materials for the limited purpose of enabling the Parent and each such other entity to dispose of existing stationery, inventory and marketing and promotional materials which utilize such trademark, as more particularly provided in the Datapoint License.

         2.2. Outstanding Ancillary Issues. The parties shall negotiate in good faith so that on or prior to the Closing Date they shall have agreed upon the following matters:

                  (a) the Purchase Price Adjustment Provisions;

                  (b) the  terms  and  conditions  of the  Indemnity  Escrow
                      Agreement, the Escrowed Purchase Price and the Escrow Items;

                  (c) the terms and conditions of a license  agreement  relating to the so-called "RMS Operating System" and certain other intellectual property utilized by the Parent and its Affiliates (the "IP License Agreement");

                  (d) the matters described on Exhibits C and D hereto; and

                  (e) the arrangement regarding the entities listed on Exhibit E hereto, the outstanding capital stock of which is not being purchased by the Buyer hereunder.

     2.3. European Distribution Business. On the Closing Date, included as part of the transactions contemplated hereby, the Buyer is acquiring all of the assets relating to the so-called "European Distribution Business."

         3.  CLOSING.

         3.1. Time and Place. The closing of the purchase and sale of the Shares and the delivery of the other assets being acquired or utilized by the Buyer as provided in Sections 2.1 and 2.2 hereof (the "Closing") shall be held at the offices of Bingham Dana LLP, 150 Federal Street, Boston, Massachusetts, at 10:00 a.m. on a mutually acceptable date not later than December 31, 1999, or at such other place as the Buyer and the Parent may agree. The date on which the Closing is actually held hereunder is sometimes referred to herein as the "Closing Date."

     3.2. Transactions at Closing. At the Closing, in addition to any other instruments or documents referred to herein:

                  (a) Each Seller shall deliver to the Buyer, free and clear of any lien, claim or encumbrance, the Shares for each Company owned by such Seller in accordance with the procedures set forth on Schedule 3.2 hereto.

                  (b) The Parent and its appropriate Affiliates shall execute and deliver to the Buyer such bills of sale or other instruments of transfer and assignment as the Buyer may reasonably request in order to transfer to the Buyer any of the other assets being acquired by the Buyer pursuant to Section 2 hereof.

                  (c) The Buyer shall deliver the Escrowed Purchase Price to the Escrow Agent by wire transfer.

                  (d) The Buyer shall deliver to each Seller and the Parent such party's Pro Rata Share of the remainder of the Closing Purchase Price by wire transfer.

                  (e) The Buyer shall pay to the Parent the $650,000 amount contemplated under Section 12.2(b) hereof.

                  (f) Each of the parties hereto shall execute and deliver each of the agreements and documents required to be signed by such party pursuant to Sections 7 and 8 hereof.

         4. REPRESENTATIONS AND WARRANTIES OF THE SELLERS AND THE PARENT. The parties hereto agree as follows with respect to this Section 4:

                  (a) In connection with the representations and warranties set forth in this Section 4, attached to this Agreement is a Disclosure Schedule setting forth certain information and exceptions to the representations and warranties relating to each Company. For ease of reference, the Disclosure
Schedule is organized in a manner to provide all disclosure information and materials relating to each Company in a separate Part, and each Section of each Part corresponds to the identical subsection of this Section 4.

                  (b) Notwithstanding anything to the contrary set forth in this Agreement, all of the representations and warranties set forth in Sections 4.6(b), 4.7(b), 4.9, 4.10, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17, 4.18, 4.19,
4.20,  4.21,  4.22,  4.23,  4.24,  4.25,  4.27,  4.28, 4.29, 4.30, 4.31 and 4.34
(herein collectively, the "Operational Reps and Warranties"), are being made by the Parent and the Sellers only to, and are qualified in their entirety by, the Knowledge of the Parent (as defined in Section 13 hereof). None of the other representations and warranties set forth in this Section 4 is being made by the Parent and the Sellers to, or is qualified in any respect by, the Knowledge of the Parent.

     (c) Subject to the qualifications set forth in clause (b) above:

     (i) As they relate to each Company, all of the representations and warranties set forth in this Section 4 are being made jointly and severally by the Parent and each Seller which is the holder of any Shares of such Company and not by any other Seller;

     (ii) As they relate to each Seller, all of the representations and warranties set forth in this Section 4 are being made jointly and severally by the Parent and such Seller and not by any other Seller; and

     (iii) As they relate to the Parent, all of the representations and warranties set forth in this Section 4 are being made solely by the Parent.

         Accordingly, subject to the terms and conditions set forth in the preamble to this Section 4, the Sellers and the Parent represent and warrant to the Buyer as follows:

         4.1. Organization of Companies; Authority. The Parent, each Seller and each Company is a corporation duly organized, validly existing and in corporate good standing (if applicable) under the laws of its respective country of organization as set forth in Section 4.1 of each Part of the Disclosure Schedule. Each Company is duly qualified and in good standing as a foreign corporation in all jurisdictions in which the character of the properties owned or leased or the nature of the activities conducted by it makes such qualification necessary, except where the failure to be so qualified would not have a Material Adverse Effect (as defined in Section 13 hereof). The Sellers have delivered to the Buyer complete and correct copies of the respective charter or other constitutional documents and By-Laws, to the extent applicable, and all amendments thereto, of each Company. Each Company has all requisite power and authority to own or lease and operate its properties and to carry on its business as such business is now conducted.

         4.2. Corporate Approval; Binding Effect. The Parent and each Seller has obtained all necessary authorizations and approvals from its respective Board of Directors or other governing body required for the execution and delivery of the Transaction Documents (as defined in Section 13 hereof) to which it is a party and the consummation of the transactions contemplated hereby and thereby. Subject to obtaining the requisite approval of the Parent's stockholders and bondholders as contemplated under Section 6 hereof or other governmental approvals set forth in Section 4.2 of each part of the Disclosure Schedule ("Governmental Approvals"), each of the Transaction Documents to which each Seller and the Parent is a party has been or will be duly executed and delivered by each Seller and the Parent and constitutes or will constitute when executed and delivered the legal, valid and binding obligation of such Seller and the Parent, enforceable against them in accordance with its terms, except as the enforceability thereof may be limited by any applicable bankruptcy, reorganization, insolvency or other laws affecting creditors' rights generally or by general principles of equity.

         4.3. Subsidiaries. Except as set forth in Section 4.3 of each Part of the Disclosure Schedule, no Company has any Subsidiaries (as defined in Section 13 hereof), owns or holds legally and/or beneficially any shares or other securities of any class in the capital of any corporations, or owns any legal and/or beneficial interests in any partnerships, limited liability companies, business trusts or joint ventures or in any other unincorporated trade or business enterprises.

         4.4. Capitalization. The authorized and/or registered share capital, as applicable, of each Company, and the issued and outstanding shares of which, are set forth in Section 4.4 of each Part of the Disclosure Schedule. All of the Shares are owned legally and beneficially by the Sellers as set forth opposite the names of such Sellers on Schedule C hereto, and all such Shares are validly issued and outstanding, fully paid and non-assessable. There are no commitments for the purchase or sale of, and no options, warrants or other rights to subscribe for or purchase any, shares of capital stock or other securities of any Company.

         4.5. Title to Stock, Liens, etc. Each Seller has, and as of the consummation of the Closing the Buyer will have, full and sole legal and beneficial ownership of all of the Shares set forth opposite the name of such Seller on Schedule C hereto, free and clear of any mortgage, lien, pledge, charge, security interest, encumbrance, title retention agreement, option, equity or other adverse claim thereto, except as set forth in the Parent's Indenture (as defined in Section 6.15(a) hereof) or Section 4.5 of each Part of the Disclosure Schedule.

         4.6.  Non-Contravention.

         (a) Subject to obtaining the requisite approval of the Parent's stockholders and bondholders as contemplated under Section 6 hereof or any Governmental Approvals, the execution and delivery by each of the Parent and each Seller of the Transaction Documents to which each is a party and the consummation by each of the Parent and each Seller of the transactions contemplated thereby will not (i) violate or conflict with any provision of the Certificate of Incorporation, other charter or constitutional documents or By-Laws of the Parent or any Seller, each as amended to date; or (ii) constitute a violation of, or be in conflict with, or constitute or create a default under, or result in the creation or imposition of any encumbrance upon any property of any of the Parent or any Seller pursuant to (A) any agreement or instrument to which any such party is a party or by which any such party or any of its properties is bound or subject, or (B) any statute, judgment, decree, order, regulation or rule of any court or governmental or regulatory authority applicable to the Parent or any Seller.

         (b) Subject to obtaining the requisite approval of the Parent's stockholders and bondholders as contemplated under Section 6 hereof or any Governmental Approvals, except as set forth on Section 4.6(b) of each Part of the Disclosure Schedule, the execution and delivery by each of the Parent and each Seller of the Transaction Documents to which each is a party and the consummation by each of the Parent and each Seller of the transactions contemplated thereby will not (i) violate or conflict with any provision of the charter or constitutional documents or By-Laws or any Company, each as amended to date; or (ii) constitute a violation of, or be in conflict with, or constitute or create a default under, or result in the creation or imposition of any encumbrance upon any property of any Company pursuant to (A) any agreement or instrument to which any Company is a party or by which any Company or any of its properties is bound or subject, or (B) any statute, judgment, decree, order, regulation or rule of any court or governmental or regulatory authority applicable to any Company.

         4.7.  Governmental Consents; Transferability of Licenses, Etc.

         (a) Except as set forth on Section 4.2 of each Part of the Disclosure Schedule, and assuming the accuracy of the Buyer's representations and warranties set forth in Section 5.6 hereof, no consent, approval or authorization of, or registration, qualification or filing with, any governmental agency or authority, is required for the execution and delivery by each Seller and the Parent of the Transaction Documents to which each is a party or for the consummation by each Seller and the Parent of the transactions contemplated thereby.

         (b) Each Company has and maintains, and Section 4.7 of each Part of the Disclosure Schedule lists as to each Company, all material licenses, permits and other authorizations from all governmental authorities as are necessary for the conduct by each Company of it respective business. Except as expressly designated in Section 4.7 of each Part of the Disclosure Schedule, all such licenses, permits and authorizations will remain in full force and effect immediately following the consummation of the transactions contemplated hereby.

         4.8. Financial Statements. The Parent has delivered the following financial statements (the "Financial Statements") to the Buyer, and there are included in Section 4.8 of each Part of the Disclosure Schedule: (a) the separately unaudited balance sheet of each Company as of January 31, 1999, and the related statements of income and retained earnings of each Company for the six-month period then ended, and (b) the separately unaudited balance sheet of each Company as of May 1, 1999, and the related consolidated statements of income and retained earnings of each Company for the nine-month period then ended; provided, that (i) with respect to the Financial Statements relating to Datapoint Nederland B.V., such statements are consolidated with its corporate parent, Datapoint Beheer B.V., and (ii) with respect to the Financial Statements relating to Datapoint U.K. Ltd., such statements are consolidated with its corporate parent Datapoint Holdings, Ltd. Each of the Financial Statements has been prepared in accordance with United States generally accepted accounting principles applied on a basis consistent with historical practice (subject to the absence of footnotes and to normal recurring year-end audit adjustments); each of such balance sheets fairly presents the financial condition of each Company as of its respective date; and such statements of income and retained earnings fairly present the results of operations for the periods covered thereby.

         4.9. Absence of Certain Changes. Except as set forth in Section 4.9 of each Part of the Disclosure Schedule or in any other Section of the Disclosure Schedule, since January 31, 1999 each Company has carried on its business only in the ordinary course, and there has not been (a) any change in the assets, liabilities, sales, income or business of any Company or in its relationships with suppliers, customers or lessors, other than changes which were both in the ordinary course of business and have not had a Material Adverse Effect; (b) any acquisition or disposition by any Company of any asset or property other than in the ordinary course of business that is material to the business of such Company; (c) any damage, destruction or loss, whether or not covered by insurance, having a Material Adverse Effect; (d) any declaration, setting aside or payment of any dividend or any other distributions in respect of any Company's capital stock; (e) any increase in the compensation, pension or other benefits payable or to become payable by any Company to any of its officers or employees, or any bonus payments or arrangements made to or with any of them (other than pursuant to the terms of any existing written agreement or plan of which the Buyer has been supplied complete and correct copies or in the ordinary course of such Company's business); (f) any forgiveness or cancellation of any debt or claim by any Company or any waiver of any right of material value other than compromises of accounts receivable in the ordinary course of business; (g) any entry by any Company into any transaction other than in the ordinary course of business; (h) any incurrence by any Company of any obligations or liabilities, whether absolute, accrued, contingent or otherwise (including, without limitation, liabilities as guarantor or otherwise with respect to obligations of others), other than obligations and liabilities incurred in the ordinary course of business; (i) any mortgage, pledge, lien, lease, security interest or other charge or encumbrance on any of the assets, tangible or intangible, of any Company (other than liens for Taxes (as defined in Section 13 hereof) which are not yet due and payable); or (j) any discharge or satisfaction by any Company of any lien or encumbrance or payment by such Company of any obligation or liability (fixed or contingent) other than (A) current liabilities included in the Financial Statements, and (B) current liabilities incurred since the date of the Financial Statements in the ordinary course of business.

         4.10. Litigation, Etc. Except as set forth in Section 4.10 of each Part of the Disclosure Schedule, no action, suit, proceeding or investigation is pending or overtly threatened, relating to or affecting the business, assets or financial condition of any Company, or which questions the validity of the Transaction Documents or challenges any of the transactions contemplated hereby or thereby, nor is there any basis for any such action, suit, proceeding or investigation.

         4.11. Conformity to Law. Except as set forth in Section 4.11 of each Part of the Disclosure Schedule, each Company has substantially complied in all material respects with, and is in compliance in all material respects with, all foreign, federal, state and local laws, statutes, governmental regulations and all judicial or administrative tribunal orders, judgments, writs, injunctions, decrees or similar commands applicable to its business (including, without limitation, any labor, occupational health, zoning or other law, regulation or ordinance but excluding environmental laws which are covered in Section 4.13 hereof). Except as set forth in Section 4.11 of each Part of the Disclosure Schedule, no Company has committed, been charged with, or been under investigation with respect to, nor does there exist, any violation of any provision of any foreign, federal, state or local law or administrative regulation in respect of such Company or its respective business, assets or operations.

         4.12. Title to Assets. Except as set forth in Section 4.12 of each Part of the Disclosure Schedule and except for liens for Taxes that are not yet due and payable or delinquent or are being contested in good faith and for which adequate reserves have been established on a Company's financial books, each Company is the lawful owner of and has good and valid record and marketable title to all of its respective properties and assets, including, without limitation, all those reflected on the balance sheets contained in the Financial Statements of such Company (other than any such properties or assets sold in the ordinary course of such Company's business after the dates of such balance sheets), free and clear of any security interests, liens, claims, charges, options, mortgages, debts, leases (or subleases), conditional sales agreements, title retention agreements, encumbrances of any kind, material defects as to title or restrictions against the transfer or assignment thereof. All such properties and assets are in good condition and repair (reasonable wear and tear excepted) and are adequate and sufficient to carry on the business of each Company as presently conducted.

         4.13.  Real Property and Environmental Matters.

                  (a) Section 4.13 of each Part of the Disclosure Schedule sets forth complete and accurate legal descriptions of all real property leased by each Company (the "Real Property"). No Company owns any Real Property. The Sellers have delivered to the Buyer a true, correct and complete copy of each lease of Real Property, and except as set forth in Section 4.13 of each Part of the Disclosure Schedule, no material defaults by any Company exist under such leases. None of the Parent, the Seller or any Company has received any notice that either the whole or any portion of the Real Property is to be condemned, requisitioned or otherwise taken by any applicable governmental, local or public authority. There are no public improvements which may result in special assessments against or otherwise affect the Real Property.

     (b)  Except as set  forth in  Section  4.13 of each Part of the  Disclosure
Schedule:

                           (i) No Company nor any operator of any real property presently leased or operated by any Company is in violation or alleged violation of any judgment, decree, order, law, license, rule or regulation pertaining to environmental matters, or any foreign, federal, state or local statute, regulation, ordinance, order or decree relating to health, safety or the environment (hereinafter "Environmental Laws");

                           (ii) None of the Parent, any Seller or any Company has received notice from any third party, including, without limitation, any foreign, federal, state or local governmental authority, (A) that any hazardous waste, any hazardous substance, any pollutant or contaminant or any toxic substance, oil or hazardous material or other chemical or substance (including, without limitation, asbestos in any form, urea formaldehyde or polychlorinated biphenyls) regulated by any Environmental Laws ("Hazardous Substances"), which any Company or any predecessor in interest has generated, transported or disposed of has been found at any site at which a foreign, federal, state or local agency or other third party has conducted or has ordered that the Seller or any predecessor in interest conduct a remedial investigation, removal or other response action pursuant to any Environmental Law; or (B) that any Company or any predecessor in interest is or shall be a named party to any claim, action, cause of action, complaint, (contingent or otherwise) legal or administrative proceeding arising out of any third party's incurrence of costs, expenses, losses or damages of any kind whatsoever in connection with the release of Hazardous Substances;

                           (iii) (A) No portion of any real property presently or formerly owned, leased or operated by any Company has been used for the handling, manufacturing, processing, storage or disposal of Hazardous Substances except in accordance with applicable Environmental Laws; and no underground storage tank for Hazardous Substances is located on such properties; (B) in the course of any activities conducted by each Company or operators of any real property presently or formerly owned, leased or operated by each Company, no Hazardous Substances have been generated or are being used on such properties except in accordance with applicable Environmental Laws; (C) all real properties presently or formerly owned, leased or operated by each Company are free from contamination by Hazardous Substances of every kind, including, without limitation, groundwater, surface water, soil, sediment and air contamination, and such properties do not contain any Hazardous Substances, except in each case to the extent that the presence of Hazardous Substances on such properties does not violate any applicable Environmental Laws; (D) there have been no releases (i.e., any past or present releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, disposing or dumping) or threatened releases of Hazardous Substances on, upon, into or from any real property presently or formerly owned, leased or operated by any Company except in accordance with applicable Environmental Laws; (E) there have been no releases of Hazardous Substances on, upon, from or into any real property in the vicinity of any real property presently leased or operated by any Company which, through soil or groundwater contamination, may have come to be located on such real property except for Hazardous Substances whose presence on such real property does not violate any applicable Environmental Laws; and (F) in addition, any Hazardous Substances that have been generated on any real property presently leased or operated by each Company have been transported offsite only by carriers having identification numbers issued by the applicable governmental authorities and have been treated or disposed of only by treatment or disposal facilities maintaining valid permits as required under applicable Environmental Laws, which transporters and facilities have been and are operating in compliance with such permits and applicable Environmental Laws; and

                           (iv) No Real Property presently or formerly owned or leased by any Company is or shall be subject to any applicable environmental cleanup responsibility law or environmental restrictive transfer law or regulation, by virtue of the transactions set forth herein and contemplated hereby.

                  (c) Attached as part of Section 4.13 of each Part of the Disclosure Schedule is a list of all documents, reports, site assessments, data, communications or other materials, in the possession of the Parent, any Seller or any Company or to which it has access, which contain any material information with respect to potential environmental liabilities associated with any real property presently or formerly owned, leased or operated by any Company and relating to compliance with Environmental Laws or the environmental condition of such properties and adjacent properties. The Sellers have furnished to the Buyer complete and accurate copies of all of the documents, reports, site assessments, data, communications and other materials listed in Section 4.13 of each Part of the Disclosure Schedule.

         4.14. Equipment. Section 4.14 of each Part of the Disclosure Schedule sets forth a complete and accurate list of all of the fixed assets of each Company other than items having a book or market value individually of less than $1,000. All such fixed assets are utilized by each Company in the ordinary course of business.

         4.15. Insurance. Section 4.15 of each Part of the Disclosure Schedule lists all policies of fire, liability, workmen's compensation, life, property and casualty and other insurance owned or held by each Company. All such policies of insurance (a) are maintained with financially sound and reputable insurance companies, funds or underwriters and are of the kinds and cover such risks and are in such amounts and with such deductibles and exclusions as are consistent with prudent business practice, (b) are in full force and effect, (c) are sufficient for material compliance by each Company with all requirements of law and all agreements to which each Company is a party, (d) provide that they will remain in full force and effect through the respective dates set forth in
Section 4.15 of each Part of the Disclosure Schedule, and (e) will not in any way be affected by, or terminate or lapse by reason of, the transactions contemplated by this Agreement. No Company is in default with respect to its obligations under any of such insurance policies and has not received any notification of cancellation of any such insurance policies. No insurance carrier has denied coverage for any claim asserted by any Company since January 1, 1997.

         4.16. Contracts. Section 4.16 of each Part of the Disclosure Schedule sets forth a complete and accurate list of all contracts to which each Company is a party or by which each Company is bound or to which each Company is subject, except (a) contracts entered into in the ordinary course of business after the date hereof and prior to the Closing, which will be identified to the Buyer in writing prior to the Closing, (b) contracts terminable by any Company upon thirty (30) days' notice or less without the payment of any termination fee or penalty, and (c) contracts listed in other Sections of the Disclosure Schedule. As used in this Section 4.16, the word "contract" means and includes every agreement or understanding of any kind, written or oral, which is legally enforceable by or against any Company, and specifically includes (a) contracts and other agreements with any current or former officer, director, employee, consultant or shareholder or any partnership, corporation, joint venture or any other entity in which any such person has an interest; (b) agreements with any labor union or association representing any employee; (c) contracts and other agreements for the provision of services by each Company; (d) bonds or other security agreements provided by any party in connection with the business of each Company; (e) contracts and other agreements for the sale of any of any Company's material assets or properties other than in the ordinary course of business or for the grant to any person of any preferential rights to purchase any of the assets or properties of any Company; (f) joint venture agreements relating to the assets, properties or business of each Company or by or to which each Company or any of its assets or properties are bound or subject; (g) contracts or other agreements under which each Company agrees to indemnify any party, to share Tax liability of any party, or to refrain from competing with any party; (h) any contracts or other agreements with regard to Indebtedness (as defined in Section 13 hereof); or (i) any other contract or other agreement whether or not made in the ordinary course of business. The Sellers have delivered to the Buyer true, correct and complete copies of all such contracts, together with all modifications and supplements thereto. Each of the contracts listed in Section 4.16 of each Part of the Disclosure Schedule or any of the other Sections in the Disclosure Schedule is in full force and effect, no Company is in breach of any of the material provisions of any such contract, nor is any other party to any such contract in default thereunder, nor does any event or condition exist which with notice or the passage of time or both would constitute a default thereunder. Each Company has in all material respects performed all obligations required to be performed by it to date under each such contract. Subject to obtaining any necessary consents by the other party or parties to any such contract (the requirement of any such consent being reflected in Section 4.16 of each Part of the Disclosure Schedule), no contract includes any provision the effect of which may be to enlarge or accelerate any obligations of the Buyer after the consumption of the transactions contemplated hereby or give additional rights to any other party thereto or will in any other way be affected by, or terminate or lapse by reason of, the transactions contemplated by this Agreement.

         4.17. Compensation of and Contracts with Employees. Section 4.17 of each Part of the Disclosure Schedule sets forth a complete and accurate list in all material respects of each full-time employee of each Company and the rate, character and amount of the compensation being provided to such employee as of July 31, 1999. Except as listed in Section 4.17 of each Part of the Disclosure Schedule, no Company has any employment agreement, written or oral, with any currently active employee, including any agreement to provide any bonus or benefit to any such employee. Except as set forth in Section 4.17 of each Part of the Disclosure Schedule, since January 31, 1999, no Company has made any pension, bonus or other payment, other than base salary or pursuant to the terms of any existing written agreement or plan to which such Company is a party, or become obligated to make any such payment, to any employee of any Company. Except as set forth in Section 4.17 of each Part of the Disclosure Schedule, no Company has outstanding loans or advances to employees.

         4.18.  Employee Benefit Plans.

                  (a) Except for the arrangements set forth in Section 4.18 of each Part of the Disclosure Schedule, no Company now maintains or contributes to, and has not in the current or preceding six (6) calendar years maintained or contributed to, any pension, profit-sharing, deferred compensation, bonus, stock option, share appreciation right, severance, group or individual health, dental, medical, life insurance, survivor benefit, or similar plan, policy or arrangement, whether formal or informal, for the benefit of any director, officer, consultant or employee, whether active or terminated, of any Seller. Each of the arrangements set forth in Section 4.18 of each Part of the Disclosure Schedule is hereinafter referred to as an "Employee Benefit Plan."

                  (b) The Sellers have heretofore delivered to the Buyer true, correct and complete copies of each Employee Benefit Plan of each Company, and with respect to each such Plan (i) any associated trust, custodial, insurance or service agreements, and (ii) any annual report, actuarial report, or disclosure materials (including specifically any summary plan descriptions) submitted to any governmental agency or distributed to participants or beneficiaries thereunder in the current or the preceding calendar year.

                  (c) Each Employee Benefit Plan is and has heretofore been maintained and operated in compliance with the terms of such Plan and with the requirements prescribed (whether as a matter of substantive law or as necessary to secure favorable tax treatment) by any and all statutes, governmental or court orders, or governmental rules or regulations in effect from time to time and applicable to such Plan.

     (d)  Except as set  forth in  Section  4.18 of each Part of the  Disclosure
Schedule:

                           (i) there is no pending or threatened legal action, proceeding or investigation, other than routine claims for benefits, concerning any Employee Benefit Plan or any fiduciary or service provider thereof, and there is no basis for any such legal action or proceeding;

                           (ii) no communication, report or disclosure has been made which, at the time made, did not accurately reflect the terms and operations of any Employee Benefit Plan;

                           (iii) no Employee Benefit Plan provides welfare benefits subsequent to termination of employment to employees or their beneficiaries; and

                           (iv) no Company has undertaken to maintain any Employee Benefit Plan for any period of time and each such Plan is terminable at the sole discretion of the sponsor thereof, subject only to such constraints as may be imposed by applicable law.

                  (e) With respect to each Employee Benefit Plan for which a separate fund of assets is or is required to be maintained, full payment has been made of all amounts that each Company is required, under the terms of each such Plan, to have paid as contributions to that Plan as of the end of the most recently ended plan year of that Plan, and no accumulated funding deficiency, whether or not waived, exists with respect to any such Plan. The current value of the assets of each such Employee Benefit Plan, as of the end of the most recently ended plan year of that Plan, exceeded the current value of all accrued benefits under that Plan.

                  (f) The execution of this Agreement and the consummation of the transactions contemplated hereby will not result in any payment (whether of severance pay or otherwise) becoming due from any Employee Benefit Plan to any current or former director, officer, consultant or employee of any Company or result in the vesting, acceleration of payment or increases in the amount of any benefit payable to or in respect of any such current or former director, officer, consultant or employee.

                  (g)      No Employee Benefit Plan is a multi-employer plan.

         4.19. Labor Relations. Except as set forth in Section 4.19 of each Part of the Disclosure Schedule, each Company is in compliance in all material respects with all foreign, federal, state and local laws respecting employment and employment practices, terms and conditions of employment, wages and hours and nondiscrimination in employment, and is not engaged in any unfair labor practice. Except as set forth in Section 4.19 of each Part of the Disclosure Schedule, there is no charge pending or threatened against any Company alleging unlawful discrimination in employment practices before any court or agency, and there is no charge of or proceeding with regard to any unfair labor practice against any Company pending before any court, regulatory agency or other authority. There is no labor strike, dispute, slow-down or work stoppage actually pending or, threatened against or involving any Company. Except as set forth in Section 4.19 of each Part of the Disclosure Schedule, no person has petitioned within the last three (3) years, and no person is now petitioning, for union representation of any employees of any Company. Except as set forth in
Section 4.19 of each Part of the Disclosure Schedule, no grievance or arbitration proceeding arising out of or under any collective bargaining agreement is pending against any Company and no claim therefor has been asserted. Except as described in Section 4.19 of each Part of the Disclosure
Schedule, none of the employees of any Company is covered by any collective bargaining agreement, and no collective bargaining agreement is currently being negotiated by any Company. Except as fully described in Section 4.19 of each Part of the Disclosure Schedule, no Company has experienced any work stoppage during the last five (5) years.

         4.20. Trademarks, Patents, Etc. Section 4.20 of each Part of the Disclosure Schedule sets forth a complete and accurate list of (a) all patents, trademarks, trade names, service marks and copyrights registered in the name of each Company or used or proposed to be used by each Company, all applications therefor, and all licenses (as licensee or licensor) and other agreements relating thereto, and (b) all written agreements relating to other technology, know-how and processes which each Company is licensed or authorized by others to use or which each Company has licensed or authorized for use by others. Except to the extent set forth in Section 4.20 of each Part of the Disclosure Schedule and except as otherwise contemplated under Section 2 hereof, each Company owns or has the sole and exclusive right to use all patents, trademarks, trade names and copyrights, and has the right without restrictions to use all technology, know-how and processes, used or necessary for the ordinary course of business as presently conducted or proposed to be conducted, and such rights will not be adversely affected by the consummation of the transactions contemplated hereby. No claims have been asserted, and no claims are pending, by any Person regarding the use of any such patents, trademarks, trade names, copyrights, technology, know-how or processes, or challenging or questioning the validity or effectiveness of any license or agreement, and, there is no basis for such claim. The use by each Company of such patents, trademarks, trade names, copyrights, technology, know-how or processes in the ordinary course of business does not infringe on the rights of any Person.

         4.21. Suppliers and Customers. Section 4.21 of each Part of the Disclosure Schedule sets forth the ten (10) largest suppliers and ten (10) largest customers of each Company as of the date hereof, based on the dollar amount of sales for each Company's 1998 fiscal year. The relationships of each Company with such suppliers and customers are good commercial working relationships. Except as set forth in Section 4.21 of each Part of the
Disclosure  Schedule,  no supplier or  customer  of material  importance  to any
Company's business has cancelled or otherwise terminated, or threatened to cancel or otherwise to terminate, its relationship with such Company, or has during the last twelve (12) months decreased materially, or overtly threatened to decrease or limit materially, its services, supplies or materials for use in such Company's business, or its usage or purchase of the services or products of such Company except for normal cyclical changes related to customers' businesses. No such supplier or customer intends to cancel or otherwise substantially modify its relationship with any Company or to decrease materially or limit its services, supplies or materials to any Company, or its usage or purchase of any Company's services or products, and the communication of the transactions contemplated hereby will not adversely affect the relationship of any Company with any such supplier or customer.

         4.22. Accounts Receivable. Except as set forth in Section 4.22 of each Part of the Disclosure Schedule and with respect to the Intercompany Accounts (as defined in Section 13 hereof), all accounts and notes receivable reflected in the Financial Statements, and all accounts and notes receivable arising subsequent to the respective dates thereof, have arisen in the ordinary course of business, represent valid obligations owing to each Company, and have been collected or are collectible in the aggregate recorded amounts thereof (less amounts for doubtful accounts reflected in the Financial Statements, or in the case of any accounts and notes receivable arising subsequent to the respective dates thereof, less amounts for doubtful accounts consistent with each Company's past practice) in accordance with their terms.

         4.23. No Undisclosed Liabilities. Except to the extent (a) reflected or reserved against in the Financial Statements, (b) incurred in the ordinary course of business after the dates of the Financial Statements, (c) described in the Disclosure Schedule, including Section 4.23 of each Part of the Disclosure Schedule, or (d) with respect to the Intercompany Accounts, no Company has any liabilities or obligations of any nature, whether accrued, absolute, contingent or otherwise (including without limitation as guarantor or otherwise with respect to obligations of others), other than performance obligations with respect to each Company's contracts that would not be required to be reflected or reserved against on a balance sheet prepared in accordance with United States generally accepted accounting principles, or in the footnotes thereto.

         4.24. Taxes. Each Company has duly filed with the appropriate government agencies all of the income, sales, use, employment and other Tax returns and reports required to be filed by it. No waiver of any statute of limitations relating to Taxes has been executed or given by any Company. All Taxes, assessments, fees and other governmental charges upon any Company or upon any of their properties, assets, revenues, income and franchises which are owed by each Company with respect to any period ending on or before the Closing Date have been paid, other than those Taxes not due and payable as of the Closing Date. Each Company has withheld and paid all Taxes required to be withheld or paid in connection with amounts paid or owing to any employee, creditor, independent contractor or third party. Except as disclosed in Section 4.24 of each Part of the Disclosure Schedule, no Tax return of any Company is currently under audit by any taxing authority. No taxing authority is now asserting or threatening to assert against any Company, any deficiency or claim for additional Taxes or interest thereon or penalties in connection therewith or any adjustment that would have an adverse effect on any Company.

         4.25. Inventory. The inventory and supplies of each Company are within normal inventory "turn" levels consistent with past practice, are adequate for such Company's present needs, and are in usable and applicable condition in the ordinary course of business.

         4.26. Broker. Except for Dain Rauscher Wessels, neither the Seller nor the Parent has retained, utilized or been represented by any broker, agent, finder or intermediary in connection with the negotiation or consummation of the transactions contemplated by this Agreement.

         4.27.  Potential Conflicts of Interest.  Except as set forth in Section
4.27 of each Part of the Disclosure Schedule, no officer, director or stockholder (or Affiliate thereof) of any Company (a) owns, directly or indirectly, any interest in (excepting not more than 5% stock holdings for investment purposes in securities of publicly held and traded companies) or is an officer, director, employee or consultant of any Person which is a competitor, lessor, lessee, customer or supplier of such Company; (b) owns, directly or indirectly, in whole or in part, any tangible or intangible property which such Company is using or the use of which is necessary for the business of such Company; or (c) has any cause of action or other claim whatsoever against, or owes any amount to, such Company, except for claims in the ordinary course of business, such as for accrued vacation pay, accrued benefits under Employee Benefit Plans and similar matters and agreements.

         4.28. Indebtedness. Except for Indebtedness described in Section 4.28 of each Part of the Disclosure Schedule, no Company has any Indebtedness outstanding as of the date hereof. Except as disclosed in Section 4.28 of each Part of the Disclosure Schedule, no Company is in default with respect to any outstanding Indebtedness or any instrument relating thereto. Complete and correct copies of all instruments (including all amendments, supplements, waivers and consents) relating to any Indebtedness of each Company have been furnished to the Buyer.

         4.29. Bank Accounts, Signing Authority, Powers of Attorney. Except as set forth in Section 4.29 of each Part of the Disclosure Schedule, no Company has an account or safe deposit box in any bank, and no Person has any power, whether singly or jointly, to sign any checks on behalf of any Company, to withdraw any money or other property from any bank, brokerage or other account of any Company, or to act under any power of attorney granted by any Company at any time for any purpose. Section 4.29 of each Part of the Disclosure Schedule hereto also sets forth, the names of all persons authorized to borrow money or sign notes on behalf of each Company.

         4.30. Year 2000 Warranty. Except as described on Section 4.30 of each Part of the Disclosure Schedule, Year 2000 Processing by any software or computer-controlled device that is owned, operated or used for purposes of the internal management information systems of each Company's business will not have a Material Adverse Effect; provided, however, that this representation and warranty shall not apply to any hardware or software which has been sold, serviced or maintained by any Company to or for any customer of such Company. For purposes of this Section 4.30, the term "Year 2000 Processing" shall mean the processing (including calculating, comparing, sequencing, displaying or storing), transmitting or receiving of date data, from, into and between the 20th and 21st countries, and during years 1999 and 2000 leap year calculations.

         4.31. Minute Books. The minute books of each Company made available to the Buyer for inspection, to the extent each such Company maintains a minute book, accurately record therein all material actions taken by the Boards of Directors and shareholders of each Company.

         4.32. Ancillary Assets and Business. Except for the respective business conducted by the Companies and the Shares, and except with respect to the businesses conducted by the entities listed on Exhibit E hereto, none of the Parent, any Seller or any of their respective Affiliates (other than the Companies) has any material assets used in or relating to the business conducted by the Companies, nor do they conduct any material business in Europe.

         4.33. Sophistication of the Sellers and the Parent. The Sellers and the Parent are represented by legal counsel in connection with this Agreement and the transactions contemplated hereby, and the Sellers and the Parent are not in a disparate bargaining position relative to the Buyer.

         4.34. Disclosure. No representation or warranty by the Parent or any Seller in this Agreement or in any exhibit, schedule, written statement, certificate or other document delivered or to be delivered to the Buyer pursuant hereto or in connection with the consummation of the transactions contemplated hereby contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact required to be stated therein or necessary to make the statements contained therein not misleading or necessary in order to provide the Buyer with proper and complete information as to the business, condition, operations and prospects of each Company. Notwithstanding anything to the contrary set forth herein, the Sellers and the Parent make no representation or warranty with respect to any projections, forecasts or business plan information with respect to the Companies relating to periods before or after the date of this Agreement, except as otherwise made in the representations and warranties set forth in Section 4 hereof or in the Disclosure Schedule relating thereto.

     5. REPRESENTATIONS AND WARRANTIES OF THE BUYER. The Buyer represents and warrants to the Sellers as follows:

         5.1. Organization of Buyer; Authority. The Buyer is a corporation duly organized, validly existing and in corporate good standing under the laws of the State of Delaware. The Buyer has all requisite power and authority to execute and deliver the Transaction Documents to which it is a party and to carry out all of the actions required of it pursuant to the terms of such Transaction Documents.

         5.2. Corporate Approval; Binding Effect. The Buyer has obtained all necessary authorizations and approvals from its Board of Directors and stockholders required for the execution and delivery of the Transaction Documents to which it is a party and the consummation of the transactions contemplated hereby and thereby. Each of the Transaction Documents to which the Buyer is a party has been or will be duly executed and delivered by the Buyer and constitutes or will constitute when executed and delivered the legal, valid and binding obligation of the Buyer, enforceable against the Buyer in accordance with its terms, except as enforceability thereof may be limited by any applicable bankruptcy, reorganization, insolvency or other laws affecting creditors' rights generally or by general principles of equity.

         5.3. Non-Contravention. The execution and delivery by the Buyer of the Transaction Documents to which it is a party and the consummation by the Buyer of the transactions contemplated thereby will not (a) violate or conflict with any provisions of the Certificate of Incorporation or By-Laws of the Buyer, each as amended to date; or (b) constitute a violation of, or be in conflict with, constitute or create a default under, or result in the creation or imposition of any lien upon any property of the Buyer pursuant to (i) any agreement or instrument to which the Buyer is a party or by which the Buyer or any of its properties is bound or to which the Buyer or any of its properties is subject, or (ii) any statute, judgment, decree, order, regulation or rule of any court or governmental or regulatory authority applicable to the Buyer.

         5.4. Governmental Consents. No consent, approval or authorization of, or registration, qualification or filing with, any governmental agency or authority is required for the execution and delivery by the Buyer of the Transaction Documents to which it is a party or for the consummation by the Buyer of the transactions contemplated hereby or thereby.

         5.5. Broker. The Buyer has not retained, utilized or been represented by any broker, agent, finder or other intermediary in connection with the negotiation or consummation of the transactions contemplated by this Agreement.

5.6. Securities Law Matters. The Buyer (a) has assets of $5,000,000 or more; (b) has knowledge of and experience in financial and business matters that enable the Buyer to evaluate the merits and risks of the transactions contemplated by this Agreement; (c) has had access to all financial, corporate and other information related to the Companies and their businesses and operations and has had the opportunity to interview and question the management of the Companies concerning the Companies and their businesses and operations; (d) is represented by legal counsel in connection with this Agreement and such transactions; and
(e) is not in a disparate bargaining position relative to the Sellers and the Parent.

5.7. Information Relating to Companies. Notwithstanding anything to the contrary set forth in this Agreement, in connection with the Buyer's investigation of the Companies, the Buyer has received from the Parent, the Sellers and the Companies certain projections, forecasts and business plan information relating to periods before or after the date of this Agreement. The Buyer agrees and acknowledges that there are uncertainties inherent in attempting to make such projections and other forecasts and plans, that the Buyer is familiar with such uncertainties, that the Buyer is taking full responsibility for making its own evaluation of the adequacy and accuracy of all projections and other forecasts and plans so furnished to it, and that the Buyer shall have no claim against any Seller or the Parent or any other Person with respect thereto in the absence of fraud by such Seller or the Parent, except in the case of any of the foregoing contained in the representations and warranties set forth in Section 4 hereof or in the Disclosure Schedule relating thereto.

         6. CONDUCT OF BUSINESS BY THE COMPANIES PENDING CLOSING. The Sellers and the Parent covenant and agree that, from and after the date of this Agreement and until the Closing, except as otherwise specifically consented to or approved by the Buyer in writing:

         6.1. Full Access. The Sellers and the Parent shall use their reasonable best efforts to cause each Company to afford to the Buyer and its authorized representatives full access during normal business hours to all properties, books, records, contracts and documents of each Company and a full opportunity to make such reasonable investigations as they shall desire to make of each Company, and the Sellers and the Parent shall furnish or cause to be furnished to the Buyer and its authorized representatives all such information with respect to the affairs and businesses of each Company as the Buyer may reasonably request; provided, that such access shall not be disruptive to the conduct of business by the Companies; and, provided further, that any access to any employee of any Company who is not a member of the senior management of such Company is conducted in the presence of an individual who is part of the senior management of such Company.

         6.2. Carry on in Regular Course. The Sellers and the Parent shall use their reasonable best efforts to cause each Company to maintain its owned and leased properties in good operating condition and repair, and to make all necessary renewals, additions and replacements thereto, and to carry on its business diligently and substantially in the same manner as heretofore and not make or institute any unusual or novel methods of manufacture, purchase, sale, lease, management, accounting or operation.

         6.3. No General Increases. The Sellers and the Parent shall use their reasonable best efforts to not permit, other than as described on the Disclosure Schedule or in the ordinary course of business pursuant to the terms of any existing written agreement or plan to which any Company is a party, any Company to grant any general or uniform increase in the rates of pay of employees of such Company, nor grant any general or uniform increase in the benefits under any bonus or pension plan or other contract or commitment to, for or with any employees; and the Sellers and the Parent shall use their reasonable best efforts to not permit any Company to increase the compensation payable or to become payable to officers, key salaried employees or agents, or increase any bonus, insurance, pension or other benefit plan, payment or arrangement made to, for or with any such officers, key salaried employees or agents.

         6.4. No Dividends, Issuances, Repurchases, etc. The Sellers and the Parent shall use their reasonable best efforts to not permit any Company to declare or pay any dividends (whether in cash, shares of stock or otherwise) on, or make any other distribution in respect of, any shares of its capital stock, or issue, purchase, redeem or acquire for value any shares of its capital stock.

         6.5. Contracts and Commitments. The Sellers and the Parent shall use their reasonable best efforts to not permit any Company to enter into any contract or commitment or engage in any transaction not in the usual and ordinary course of business or not consistent with the customary business practices of such Company.

         6.6. Purchase and Sale of Capital Assets. Other than in the ordinary course of business, the Sellers and the Parent shall use their reasonable best efforts to not permit any Company to purchase or sell or otherwise dispose of any capital asset with a market value in excess of $1,000, or of capital assets of market value aggregating in excess of $5,000.

         6.7. Insurance. The Sellers and the Parent shall use their reasonable best efforts to cause each Company to maintain the insurance described in
Section 4.15 of each Part of the Disclosure Schedule.

         6.8. Preservation of Organization. The Sellers and the Parent shall use their reasonable best efforts to cause each Company to use its reasonable best efforts (which shall not include (a) any obligation to pay any additional money unless such obligation is triggered, pursuant to the express terms of any then binding agreement (which agreement provides for a liquidated amount of such obligation, or the exact amount of such obligation is determinable pursuant to an express formula contained therein or the application of the express terms thereof), by the transactions contemplated hereunder, or (b) any obligation to restructure the terms of any then existing customer or supplier relationship) to preserve its business organization intact consistent with past practice, to keep available to the Buyer the present key officers and employees of such Company consistent with past practice, and to preserve for the Buyer the present relationships of such Company's key suppliers and customers and others having key business relations with such Company consistent with past practice.

         6.9. No Default. The Sellers and the Parent shall use their reasonable best efforts to not permit any Company to do any act or omit to do any act, or permit any act or omission to act, which will cause a material breach of any contract, commitment or obligation of such Company.

         6.10. Compliance with Laws. The Sellers and the Parent shall use their reasonable best efforts to cause each Company to comply in all material respects with all laws, regulations and orders applicable with respect to its respective business.

         6.11. Advice of Change. The Sellers and the Parent will use their reasonable best efforts to promptly advise the Buyer in writing of any event which has a Material Adverse Effect.

         6.12. No Shopping. The Sellers and the Parent shall not, and shall use their reasonable best efforts to not permit any Company to, negotiate for, solicit or enter into any agreement with respect to the sale or transfer of the Shares, or any substantial portion of the assets of any Company, or any merger or other business combination of any Company to or with any Person other than the Buyer.

         6.13. Consents of Third Parties. The Sellers and the Parent will employ their reasonable best efforts (which shall not include (a) any obligation to pay any additional money unless such obligation is triggered, pursuant to the express terms of any then binding agreement (which agreement provides for a liquidated amount of such obligation, or the exact amount of such obligation is determinable pursuant to an express formula contained therein or the application of the express terms thereof), by the transactions contemplated hereunder, or
(b) any obligation to restructure the terms of any then binding agreement) to secure, before the Closing Date, the consent, in form and substance satisfactory to the Buyer and its counsel, to the consummation of the transactions contemplated by this Agreement by each party to any material contract, commitment or obligation of each Company, under which such transactions would constitute a default, would accelerate obligations of such Company or would permit cancellation of any such contract.

         6.14. Satisfaction of Conditions Precedent. The Sellers and the Parent will use their reasonable best efforts (which shall not include (a) any obligation to pay any additional money unless such obligation is triggered, pursuant to the express terms of any then binding agreement (which agreement provides for a liquidated amount of such obligation, or the exact amount of such obligation is determinable pursuant to an express formula contained therein or the application of the express terms thereof), by the transactions contemplated hereunder, or (b) any obligation to restructure the terms of any then binding agreement) to cause the satisfaction of the conditions precedent contained herein.

     6.15. Stockholder and Bondholder Meeting and Proxy Statement of Parent.

                  (a) As promptly as practicable after the date hereof, the Parent shall schedule a meeting of the Parent's stockholders and bondholders
(the "Parent Meeting") to seek approval from (i) the Parent's stockholders to approve (A) the Parent's Name Change Certificate, and (B) the transactions contemplated by the Transaction Documents, and (ii) the Parent's bondholders to approve the amendments to that certain Indenture (the "Indenture") in connection with those certain debentures of the Parent dated as of June 1, 1981 (collectively, the "Meeting Purpose").

                  (b) As promptly as practicable after the date hereof, the Parent shall prepare and file with the Securities Exchange Commission (the
"SEC")  under  the  Securities  Exchange  Act  of  1934  (the  "Exchange  Act"),
preliminary proxy materials for the purpose of soliciting proxies for stockholder and bondholder approval of the Meeting Purpose at the Parent Meeting. Such proxy materials, together with any accompanying letter to stockholders and bondholders, notice of meeting and form of proxy, shall be referred to herein as the "Proxy Statement." The Parent shall respond to any SEC comments on the Proxy Statement and shall otherwise use its reasonable best efforts (which shall not include (i) any obligation to pay any additional money unless such obligation is triggered, pursuant to the express terms of any then binding agreement (which agreement provides for a liquidated amount of such obligation, or the exact amount of such obligation is determinable pursuant to an express formula contained therein or the application of the express terms thereof), by the transactions contemplated hereunder, or (ii) any obligation to restructure the terms of any then binding agreement) to resolve as promptly as practicable all SEC comments on the Proxy Statement to the satisfaction of the SEC and the reasonable satisfaction of the Parent. If the SEC comments on the Proxy Statement cannot be resolved to the reasonable satisfaction of the Parent, the Parent shall be entitled to withdraw the Proxy Statement. The Proxy Statement shall be reasonably acceptable in form and substance to the Buyer.

                  (c) The Buyer shall supply all information regarding the Buyer required to be included with respect to the Buyer in the Proxy Statement under the Exchange Act and applicable rules and regulations thereunder and applicable provisions of the Delaware General Corporation Law (the "Proxy Rules").

                  (d) Promptly following the resolution to the satisfaction of the SEC and the reasonable satisfaction of the Parent of all SEC comments on the Proxy Statement (or the expiration of the ten-day period under Rule 14a-6(a) under the Exchange Act, if no SEC comments are received by such date), the Parent shall distribute the Proxy Statement to its stockholders and bondholders and, pursuant thereto, call the Parent Meeting in accordance with the Proxy Rules and solicit proxies from the Parent's stockholders and bondholders to obtain approval of the Meeting Purpose. The Proxy Statement shall include the recommendation of the Board of Directors of the Parent in favor of the Meeting Purpose; provided, however, that the Board of Directors of the Parent may withdraw or modify such recommendation if it believes in good faith, after consultation with its outside legal counsel, that the withdrawal of such recommendation is necessary for it to comply with its fiduciary duties under applicable law.

                  (e) The Parent shall comply in all material respects with all Proxy Rules in the preparation, filing and distribution of the Proxy Statement, the solicitation of proxies thereunder and the calling and holding of the Parent Meeting. Without limiting the foregoing, the Parent shall ensure that the Proxy Statement does not, as of the date on which it is distributed to the Parent's stockholders and bondholders and as of the date of the Parent Meeting, contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading (provided that the Parent shall not be responsible for the accuracy or completeness of any information furnished in writing by or on behalf of the Buyer for inclusion in the Proxy Statement). The Buyer shall supply the information reasonably requested by the Parent for inclusion in the Proxy Statement. The information supplied by the Buyer for inclusion in the Proxy Statement shall not, on the date filed with the SEC and on the date first published, sent or given to the Parent's stockholders and bondholders, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Each of the Buyer, on the one hand, and the Parent and the Sellers, on the other hand, agrees promptly to correct any information provided by it for use in the Proxy Statement if and to the extent that it shall have become false and misleading in any material respect, and the Parent further agrees to take all steps necessary to cause the Proxy Statement as so corrected to be filed with the SEC and to be disseminated to the stockholders of the Parent, in each case as and to the extent required by applicable federal securities laws.

         7. CONDITIONS PRECEDENT TO BUYER'S OBLIGATIONS. The obligation of the Buyer to consummate the Closing shall be subject to the satisfaction at or prior to the Closing of each of the following conditions (to the extent noncompliance is not waived in writing by the Buyer):

         7.1. Representations and Warranties True at Closing. The representations and warranties made by the Sellers and the Parent in or pursuant to this Agreement shall be true and correct in all material respects at and as of the Closing Date with the same effect as though such representations and warranties had been made or given at and as of the Closing Date; it being agreed that for purposes of this Section 7.1 only (and for no other purpose of this Agreement, including, without limitation, the provisions of Section 10 hereof), such representations and warranties shall be deemed to be true and correct in all material respects at and as of the Closing Date, notwithstanding that one or more of such representations and warranties may be untrue or incorrect in any material respect at and as of such time, unless any one or more of such representations and warranties being so untrue or incorrect shall result in a Material Adverse Effect.

         7.2. Compliance with Agreement. The Sellers and the Parent shall have performed and complied in all material respects with all of their respective obligations under this Agreement to be performed or complied with by it on or prior to the Closing Date.

         7.3. No Material Adverse Change. The business, assets or properties of all of the Companies, taken as a whole, shall not have been, and shall not be threatened to be, adversely affected in any material way as a result of fire, explosion, earthquake, disaster, labor trouble or dispute, change in business organization, any action by the United States or any other foreign governmental authority, change in technology, flood, drought, embargo, riot, civil disturbance, uprising, activity of armed forces or act of God or public enemy. Since January 31, 1999, there shall not have occurred any material adverse change in the condition (financial or otherwise), operations, business or assets of all of the Companies, taken as a whole, or the imposition of any laws, rules or regulations which would materially adversely affect the condition (financial or otherwise), operations, business or assets of all of the Companies taken as a whole.

         7.4. Closing Certificate. The Parent and each Seller shall have delivered to the Buyer in writing, at and as of the Closing, a certificate duly executed by each such party, in form and substance satisfactory to the Buyer and the Buyer's counsel, certifying that the conditions in each of Sections 7.1, 7.2 and 7.3 hereof have been satisfied.

         7.5. Opinion of Counsel. Pryor Cashman Sherman & Flynn LLP, special counsel to the Sellers, the Parent and the Companies, and certain other special European counsel to the Companies, shall have delivered to the Buyer written opinions, addressed to the Buyer and dated the Closing Date, in form and substance satisfactory to the parties.

         7.6. Approvals; Consents. All corporate and other approvals in connection with the transactions contemplated by this Agreement and the form and substance of all certificates and other documents delivered hereunder shall be reasonably satisfactory in form and substance to the Buyer and its counsel.

         7.7. No Litigation. No restraining order or injunction shall prevent the transactions contemplated by this Agreement and no action, suit or proceeding shall be pending or threatened before any court or administrative body (a) in which it will be or is sought to restrain or prohibit or obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby, or (b) in connection with any claim for damages in excess of $100,000 (after the application of available insurance proceeds) against any Company (except for the matters disclosed in Section 4.10 of each Part of the Disclosure Schedule).

         7.8. Financing. The Buyer shall have obtained debt and equity financing on terms satisfactory to it and customary for transactions of the nature contemplated by this Agreement, providing the Buyer with sufficient funds to pay the Purchase Price and all fees and expenses of the Buyer arising in connection with transactions contemplated by this Agreement, and all conditions precedent to funding under such financing arrangements (other than the purchase and sale contemplated hereby) shall have been satisfied or waived.

         7.9. Indemnity Escrow Agreement. The Sellers and the Escrow Agent shall have executed and delivered to the Buyer the Indemnity Escrow Agreement, which Indemnity Escrow Agreement shall be in full force and effect.

         7.10. Datapoint Name. The Parent and such of its Subsidiaries as is contemplated under Section 2.1(a) hereof shall have executed and delivered the Name Change Certificates and the Name Assignment to the Buyer, which Name Change Certificates and Name Assignment shall be in full force and effect.

         7.11.  Intentionally Deleted.

         7.12. Consents of Third Parties. The Sellers and the Parent will have obtained the consent, in form and substance reasonably satisfactory to the Buyer and the Buyer's counsel, to the consummation of the transactions contemplated by this Agreement by (a) each party to any material contracts or agreement to which any Company is a party under which such transactions would constitute a default, would accelerate obligations of any such Company or would permit cancellation of any such contract or agreement, and (b) the stockholders and bondholders of the Parent as contemplated under Section 6.15 hereof.

         7.13. Proceedings and Documents Satisfactory. All proceedings in connection with the transactions contemplated by this Agreement and all certificates and documents delivered to the Buyer in connection with the transactions contemplated by this Agreement shall be satisfactory in all reasonable respects to the Buyer and the Buyer's counsel, and the Buyer shall have received the originals or certified or other copies of all such records and documents as the Buyer may reasonably request.

         7.14. Termination of Intercompany Accounts. Any and all Intercompany Accounts shall be eliminated in such a manner that results in no cost or liability of any nature to the Buyer, the Companies, the Parent and the Sellers.

         7.15. Termination of Agreements. Except as contemplated by Section 2 hereof, any and all agreements and contracts between any Seller and the Parent on the one hand, and any Company on the other hand, including, without limitation, all management fee agreements, shall be terminated.

         7.16. Support Agreement.  Each of Asher B. Edelman ("Edelman"),  Gerald
N. Agranoff ("Agranoff") and Irving Garfinkel shall have executed delivered to the Buyer as of the execution and delivery of this Agreement a support agreement in the form of Exhibit F hereto pursuant to which they shall have agreed (a) that at the Parent Meeting they shall vote, and cause to be voted, all shares of the Parent's voting capital stock of which he is the record and beneficial owner, and all shares of he Parent's voting capital stock owned by his Affiliates, to approve the Meeting Purpose, and (b) to be bound by the same covenants and agreements set forth in Sections 9.1 and 9.2 hereof as are applicable to the Sellers and the Parent.

         7.17. Resolution of Outstanding Issues. The Parent and the Buyer shall have reached agreement as to the matters set forth in Section 2.2 hereof. Upon such agreement, Exhibits A, B, C, D and E hereto shall be completed and shall be attached as exhibits to this Agreement, and shall thereupon be binding upon the parties for all purposes hereof.

         8. CONDITIONS PRECEDENT TO SELLERS' OBLIGATIONS. The obligation of the Sellers to consummate the Closing shall be subject to the satisfaction, at or prior to the Closing, of each of the following conditions (to the extent noncompliance is not waived in writing by the Parent):

         8.1. Representations and Warranties True at Closing. The representations and warranties made by the Buyer in this Agreement shall be true and correct in all material respects at and as of the Closing Date with the same effect as though such representations and warranties had been made or given at and as of the Closing Date.

         8.2. Compliance with Agreement. The Buyer shall have performed and complied in all material respects with all of its obligations under this Agreement that are to be performed or complied with by it at or prior to the Closing.

         8.3. Closing Certificate. The Buyer shall have delivered to the Sellers in writing, at and as of the Closing, a certificate duly executed by the President of the Buyer, in form and substance satisfactory to the Parent and the Parent's counsel, to the effect that the conditions in each of Sections 8.1 and
8.2 hereof have been satisfied.

         8.4. Opinion of Counsel. Bingham Dana LLP, counsel to the Buyer, shall have delivered to the Sellers a written opinion, dated the Closing Date and addressed to the Sellers, in form and substance satisfactory to the parties.

         8.5. No Litigation. No restraining order or injunction shall prevent the transactions contemplated by this Agreement and no action, suit or proceeding shall be pending or threatened before any court or administrative body in which it will be or is sought to restrain or prohibit or obtain damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

         8.6. Indemnity Escrow Agreement. The Buyer shall have executed and delivered the Escrow Agreement, which Indemnity Escrow Agreement shall be in full force and effect.

         8.7. Proceedings and Documents Satisfactory. All proceedings in connection with the transactions contemplated by this Agreement and all certificates and documents delivered to the Sellers in connection with the transactions contemplated by this Agreement shall be satisfactory in all reasonable respects to the Parent and its counsel, and the Sellers shall have received the originals or certified or other copies of all such records and documents as the Seller may reasonably request.

         8.8. Management Representation Letters. The Buyer shall have caused to be delivered to the Parent (a) on the date hereof, (i) a Representation Letter in the form of Exhibit G-1 hereto from each member of Management (as defined in Section 13 hereof), and (ii) a Representation Letter and Indemnification Agreement in the form of Exhibit H-1 hereto from Mr. Blake Thomas, the President of the Parent ("Thomas"), and (b) on the Closing Date, (i) a bring-down letter in the form of Exhibit G-2 hereto from each member of Management, and (ii) a bring-down letter in the form of Exhibit H-2 hereto from Thomas; it being agreed, however, by the Parent and the Sellers that they shall have no recourse against any member of Management or any Company solely on account of any breach of the Representation Letters and bring-down letters delivered to the Parent by the members of Management as described above.

         8.9. Datapoint License. The Buyer shall have delivered to the Parent and such of its Subsidiaries as is contemplated under Section 2.1(b) hereof the Datapoint License, which Datapoint License shall be in full force and effect.

         8.10. Termination of Intercompany Accounts. Any and all Intercompany Accounts shall be eliminated in such a manner that results in no cost or liability of any nature to the Buyer, the Companies, the Parent and the Sellers.

         8.11. Stockholder and Bondholder Approval. The stockholders and bondholders of the Parent shall have approved the transactions set forth in this Agreement as contemplated under Section 6.15 hereof.

         8.12. Resolution of Outstanding Issues. The Parent and the Buyer shall have reached agreement as to the matters set forth in Section 2.2 hereof. Upon such agreement, Exhibits A, B, C, D and E hereto shall be completed and shall be attached as exhibits to this Agreement, and shall thereupon be binding upon the parties for all purposes hereof.

         9.  CERTAIN COVENANTS.

         9.1. Confidentiality. Each of the Sellers and the Parent recognizes that by reason of the Sellers' ownership of the Companies, the Sellers and the Parent have acquired and possess confidential information and trade secrets concerning the operations and business of the Companies, the use or disclosure of which could cause the Companies substantial loss and damages that could not be readily calculated and for which no remedy at law would be adequate. Accordingly, each of the Sellers and the Parent shall not, and shall not permit any of their Subsidiaries or Affiliates to, at any time after the Closing Date, except with the prior written consent of the Buyer, directly or indirectly, disclose any trade secret or confidential information relating to the Companies, or use any such information in a manner detrimental to the interests of any Company or the Buyer, unless (a) such information becomes known to the public generally through no fault of any Seller or the Parent, or any of their Subsidiaries or Affiliates, (b) disclosure is required by law or the order of any governmental authority, or (c) the disclosing party reasonably believes that such disclosure is required in connection with the preparation of the Proxy Statement or the defense of a lawsuit against the disclosing party; provided, that prior to disclosing any information pursuant to clause (a), (b) or (c)
above, except with respect to information included in the Proxy Statement or disclosed to the SEC in connection therewith, the Sellers and the Parent shall give prior written notice thereof to the Buyer and provide the Buyer with the opportunity to contest such disclosure and shall cooperate with efforts to prevent such disclosure. As used herein, the term "confidential information" includes, without limitation, information with respect to any Company's products, services and facilities, methods, trade secrets and other intellectual property, software, source code, systems, procedures, manuals, confidential reports, product and service price lists, customer lists, financial information (including the revenues, costs or profits associated with any of the Company's products or services), business plans, prospects or opportunities, but shall specifically exclude any information already in the public domain.

         9.2. Non-Competition. Each of the Sellers and the Parent acknowledges that the covenants and agreements in this Section 9.2 are a condition precedent to the Buyer's obligations to acquire the Shares from the Sellers under this Agreement, and that the Buyer would not acquire the Shares but for the agreements of the Sellers and the Parent with the Buyer in this Section 9.2. Each of the Sellers, the Parent and the Buyer acknowledges that from and after the Closing Date the Buyer will sell products and services to customers located in markets throughout Europe, North America and South America (the "Prohibited Area"), and that any engagement by any Seller, the Parent or any of their Subsidiaries or Affiliates in the Designated Industry (as hereinafter defined) could cause the Buyer and the Companies irreparable damage. Accordingly, for a period from the Closing Date until the fifth anniversary of the Closing Date, each of the Sellers and the Parent shall not, and shall not permit any of their Subsidiaries or Affiliates to, without the prior written consent of the Buyer,
(i) engage anywhere in the Prohibited Area, directly or indirectly, alone or as a shareholder (other than as a holder of less than 5% of the capital stock of any publicly-traded corporation), partner, officer, director, employee or consultant, in any business organization that is engaged or becomes engaged in the business of selling or providing (x) telephony, call-center, dataprocessing or networking products or services, including, without limitation, telephone switches and dialers, personal computers, servers, printers and other peripheral hardware and software used in connection therewith, or (y) business consulting services with respect to the foregoing (the "Designated Industry"); provided, that the Designated Industry shall not include the business of providing internet or cybernet networking solutions, including, without limitation, hardware, software and consulting services related thereto, (ii) divert to any competitor of any Company, the Buyer or any of their Affiliates or Subsidiaries any customer of any Company, the Buyer or such Affiliates or Subsidiaries, or
(iii) solicit or encourage any officer, employee or consultant of any Company, the Buyer or any of their Affiliates or Subsidiaries to leave their employ for employment by or with any Seller, the Parent or their Subsidiaries or Affiliates, or any competitor of any Company or any of the Buyer's or any Company's Affiliates or Subsidiaries. If at any time the provisions of this
Section 9.2 shall be determined to be invalid or unenforceable, by reason of being vague or unreasonable as to area, duration or scope of activity, this
Section 9.2 shall be considered divisible and shall become and be immediately amended to only such area, duration and scope of activity as shall be determined to be reasonable and enforceable by the court or other body having jurisdiction over the matter; and the Sellers and the Parent agree that this Section 9.2 as so amended shall be valid and binding as though any invalid or unenforceable provision had not been included herein. Notwithstanding anything to the contrary set forth in this Section 9.2, Edelman and his Affiliates shall not be bound or restricted by the provisions of this Section 9.2 so long as Edelman is not involved in any manner, directly or indirectly, in any operational capacity with any Person which is engaged in the Designated Industry in the Prohibited Area; it being agreed that for purposes hereof, if Edelman serves as a non-executive director or a non-executive chairman of any Person, he shall not be deemed to be involved in any operational capacity with such Person.

         9.3. San Antonio Employees. At the Closing, the Buyer shall offer employment to those persons listed on Schedule E hereto upon the same terms and conditions as are in effect and applicable to such persons as of the date of this Agreement.

         10.  INDEMNIFICATION.

         10.1. Indemnity by the Sellers and the Parent. Subject to the overall limitations, minimum amounts and time limitations set forth in Section 10.5 hereof, each Seller and the Parent agree to indemnify and hold the Buyer and the Companies harmless from and with respect to any and all claims, liabilities, losses, damages, costs and expenses, including, without limitation, the reasonable fees and disbursements of counsel (collectively, the "Losses"), related to or arising directly or indirectly out of any of the following:

                  (a) any failure or any breach by any Seller or the Parent of any representation or warranty, covenant, obligation or undertaking made by any Seller or the Parent in or pursuant to this Agreement (including the Disclosure Schedules, or other Schedules and Exhibits hereto) or any other statement, certificate or other instrument delivered pursuant hereto; and

                  (b) any acts or omissions by any Seller, the Parent or any directors, officers, employees or agents of any Seller or the Parent (but not of the Companies) within the Knowledge of the Parent occurring on or prior to the Closing Date which causes a Material Adverse Effect.

     With respect to the nature of the liability of the Parent and the Sellers under this Section 10.1 , the parties agree as follows:

                           (i) to the extent that there are Losses suffered or incurred by the Buyer or any Company which arise out of a breach of a representation and warranty relating to such Company, and a particular Seller is the sole holder, directly or indirectly, of the Shares of such Company, such Seller shall be jointly and severally liable with the Parent for all such Losses;

                           (ii) to the extent that there are Losses suffered or incurred by the Buyer or any Company which arise out of a breach of a representation and warranty relating to such Company, and multiple Sellers are the holders, directly or indirectly, of the Shares of such Company, such Sellers shall be jointly and severally liable with the Parent for all such Losses;

                           (iii) to the extent that there are Losses suffered or incurred by the Buyer which do not arise out of a breach of a representation and warranty relating to a Company, but instead arise out of a breach of any representation and warranty set forth in Sections 4.26, 4.32 or 4.33 hereof), the Parent shall be solely liable for all such Losses;

                           (iv) to the extent that there are Losses suffered or incurred by the Buyer or any Company which arise out of a breach by a particular Seller of a covenant, obligation or undertaking under this Agreement, such Seller shall be jointly and severally liable with the Parent for all such Losses;

                           (v) to the extent that there are Losses suffered or incurred by the Buyer or any Company which arise out of a breach by a particular Seller of a representation and warranty relating to such Seller, such Seller shall be jointly and severally liable with the Parent for all such Losses;

                           (vi) to the extent that there are Losses suffered or incurred by the Buyer or any Company which arise out of a breach by multiple Sellers of a covenant, obligation or undertaking under this Agreement, such Sellers shall be jointly and severally liable with the Parent for all such Losses;

                           (vii) to the extent that there are Losses suffered or incurred by the Buyer or any Company which arise out of a breach by the Parent alone of a covenant, obligation or undertaking under this Agreement, the Parent shall be solely liable for all such Losses; and

                           (viii) notwithstanding anything to the contrary set forth in the Section 10, the Parent shall in all cases be liable (irrespective of whether one or more Sellers shall also be liable) for all Losses suffered or incurred by the Buyer and the Companies under this Section 10.

         10.2. Indemnity by the Buyer. Subject to the overall limitations, minimum amounts and time limitations set forth in Section 10.5 hereof, the Buyer agrees to indemnify and hold the Sellers harmless from and with respect to any and all Losses, related to or arising directly or indirectly out of any failure or breach by the Buyer of any representation or warranty, covenant, obligation or undertaking made by the Buyer in this Agreement (including the Schedules and Exhibits hereto) or any other statement, certificate or other instrument delivered pursuant hereto.

         10.3.  Claims.

                  (a) Notice. Any party seeking indemnification hereunder (the "Indemnified Party") shall promptly notify the other party or parties hereto from which such Indemnified Party is entitled to indemnification hereunder (the "Indemnifying Party") of any action, suit, proceeding, demand or breach (a "Claim") with respect to which the Indemnified Party claims indemnification hereunder, provided that failure of the Indemnified Party to give such notice shall not relieve the Indemnifying Party of its obligations under this Section 10 except to the extent, if at all, that such Indemnifying Party shall have been prejudiced thereby.

(b)      Third Party Claims.

(i) If any Claim relates to any action, suit, proceeding or demand instituted against the Indemnified Party by a third party (a "Third Party Claim"), the Indemnifying Party shall be entitled to participate in the defense of such Third Party Claim after receipt of notice of such claim from the Indemnified Party. Subject to clause (iv) hereof, within thirty (30) days after receipt of notice of a particular matter from the Indemnified Party, the Indemnifying Party may assume the defense of such Third Party Claim.

     (ii) The Indemnified Party shall retain the right to employ its own counsel and to participate in the defense of any Third Party Claim, the defense of which has been assumed by the Indemnifying Party pursuant hereto, but the Indemnified Party shall bear and shall be solely responsible for its own costs and expenses in connection with such participation.

     (iii) In the event that the Indemnifying Party, within the thirty (30) day period provided for in Section 10.3(b)(i) hereof, does not so elect to defend a Third Party Claim, the Indemnified Party will have the right (upon further notice to the Indemnifying Party) to undertake the defense, compromise or settlement of such Third Party Claim for the account of the Indemnifying Party; provided, that the Indemnifying Party shall only be responsible for the amount paid in respect of the defense, compromise or settlement of such Third Party Claim if the Indemnifying Party is ultimately responsible therefor pursuant to the provisions of Section 10.1 hereof.

     (iv) The Indemnifying Party may not settle or compromise any Third Party Claim over the objection of the Indemnified Party unless such settlement or compromise fully and unconditionally releases the Indemnified Party from any restriction, liability or obligation related to such Third Party Claim. If the Indemnifying Party chooses to defend any such Third Party Claim, the Indemnified Party shall make available to the Indemnifying Party any books, records or other documents or personnel within its control that are necessary or appropriate for such defense.

     (v) The Indemnifying Party, the Indemnified Party and their respective counsel shall cooperate in the defense, compromise or settlement of any Third Party Claim.

         10.4. Method and Manner of Paying Claims. In the event of any claims under this Section 10, the claimant shall advise the party or parties who are required to provide indemnification therefor in writing of the amount and circumstances surrounding such claim. With respect to liquidated claims, if within thirty (30) days the other party has not contested such claim in writing, the other party will pay the full amount thereof within ten (10) days after the expiration of such period. Any amount owed by an Indemnifying Party hereunder with respect to any Claim may be set-off by the Indemnified Party against any amounts owed by the Indemnified Party to any Indemnifying Party. The unpaid balance of a Claim shall bear interest at a rate per annum equal to the rate announced by BankBoston, N.A. (or its successor) as its "Base Rate" plus two percent (2%) from the date notice thereof is given by the Indemnified Party to the Indemnifying Party.

         10.5.  Limitations on Indemnification.

                  (a) The Sellers and the Parent on the one hand, and the Buyer on the other hand, shall not be required to indemnify an Indemnified Party hereunder except to the extent that the aggregate amount of Losses for which such Indemnified Party is otherwise entitled to indemnification pursuant to this
Section 10 exceeds $500,000, whereupon the Indemnified Party shall be entitled to be paid the excess of (i) the aggregate amount of all such Losses over (ii) $500,000, subject to the limitations on maximum amount of recovery set forth in
Section 10.5(b) hereof; provided, that Losses (x) related to or arising directly or indirectly out of any inaccuracies in any representation or warranty made by the Sellers and the Parent in Sections 4.4, 4.5, 4.10, 4.13, 4.18, 4.24 or 4.26 hereof, (y) payable with respect to claims for indemnification made with respect to Section 10.1(b) hereof or (z) payable with respect to claims for indemnification under Section 10.1(a) with respect to any breach of any covenant in this Agreement or in any other Transaction Document delivered pursuant hereto (collectively, "Purchase Price Limitation Claims"), shall be indemnified in their entirety by the Seller and the Parent and shall not be subject to the limitations set forth in this Section 10.5(a).

                  (b) The aggregate Losses payable by the Sellers and the Parent on the one hand, and the Buyer on the other hand, pursuant to this Section 10 with respect to all claims for indemnification other than Purchase Price Limitation Claims shall not exceed $15,000,000. The aggregate Losses payable by the Sellers and the Parent on the one hand, and the Buyer on the other hand, pursuant to this Section 10 with respect to all claims for indemnification shall not exceed the Purchase Price.

                  (c) No Indemnifying Party shall be liable for any Losses pursuant to this Section 10 unless a written claim for indemnification in accordance with Section 10.4 hereof is given by the Indemnified Party to the Indemnifying Party with respect thereto on or before the date which is eighteen
(18) months after the Closing Date, except that this time limitation shall not apply to any Losses related to or arising directly or indirectly out of any Purchase Price Limitation Claims (other than any such claims arising out of any inaccuracies in the representation and warranty set forth in Section 4.10 hereof, as to which the aforesaid eighteen (18) month period shall apply), as to which in each case the applicable statute of limitations shall apply.

                  (d) After the consummation of the Closing, neither the Parent or the Sellers on the one hand, nor the Buyer on the other hand, shall have any liability to the other(s) or any of their respective Affiliates, arising out of or in connection with this Agreement and the transactions contemplated hereby, except pursuant to and in accordance with the terms and conditions of this
Section 10, or in the case of the fraud of any such party.

         11.  TERMINATION.

         11.1.  Termination.  This Agreement may be terminated as follows:

                  (a) By mutual consent of the Buyer and the Parent at any time.

                  (b) By the Buyer giving written notice to the Seller if, without fault on the Buyer's part, the Closing does not occur prior to December 31, 1999 (the "Termination Date").

                  (c) By the Buyer, if any of the conditions to the Buyer's obligations contained in Section 7 hereof required to have been fulfilled (i) are not fulfilled as of the Closing, or (ii) at any time prior to the Closing become incapable of being fulfilled, and such failure has not been waived by the Buyer or cured by the Parent; provided, however, that the right of the Buyer to terminate this Agreement under this Section 11.1(c) shall not be available to the Buyer if its failure to fulfill any obligation under this Agreement has been the cause of, or resulted in, the failure of the conditions to the Buyer's obligations contained in Section 7 hereof to be fulfilled.

                  (d) By the Parent giving written notice to the Buyer if, without fault on the Parent's or any Seller's part, the Closing does not occur prior to the Termination Date.

                  (e) By the Parent, if any of the conditions to the Sellers' obligations contained in Section 8 hereof required to have been fulfilled (i) are not met as of the Closing, or (ii) at any time prior to the Closing become incapable of being fulfilled, and such breach or failure has not been waived by the Parent or cured by the Buyer; provided, however, that the right of the Parent to terminate this Agreement under this Section 11.1(e) shall not be available to the Parent if its or any Seller's failure to fulfill any obligation under this Agreement has been the cause of, or resulted in, the failure of the conditions to the Sellers' obligations contained in Section 8 hereof to be fulfilled.

         11.2. Effect of Termination. Upon the termination of this Agreement, the parties shall have such remedies available to them at law or in equity, except as otherwise set forth in this Section 11.2; provided, however, that neither the Sellers and the Parent on the one hand, nor the Buyer on the other hand, shall be liable to the other(s) for any indirect, special, incidental, consequential or punitive damages claimed by the other(s) resulting from any such party's breach of its obligations, agreements, representations or warranties hereunder, except in the case of the fraud of any such party(ies). In the event of termination of this Agreement under any of the circumstances that constitute a Break-Up Event (as defined in Section 11.3 hereof), the sole and exclusive remedy of the Buyer for the breach or failure by the Seller or the Parent giving rise to such Break-Up Event shall be as provided in Section 11.3 hereof.

         11.3. Break-Up Fee. Promptly after the occurrence of a Break-Up Event (as hereinafter defined), the Sellers and the Parent, jointly and severally, shall pay immediately to an account designated by the Buyer, in immediately available funds, the sum of $2,000,000 (the "Break-Up Fee"). As used herein, the term "Break-Up Event" shall mean any sale, directly or indirectly, by any Seller or the Parent of any of the Shares or any assets or business of any Seller, the Parent or the Companies related in any way to the European Business (as defined in Section 13 hereof), whether through a sale of assets, sale of stock, merger, consolidation, business combination or otherwise, or the entering into by any Seller, the Parent or any Company of any binding agreement to effectuate any of the foregoing, to or with any Third Party Acquiror (as hereinafter defined), during the period commencing as of the date of this Agreement and ending on the date which is six (6) months after the date on which this Agreement is terminated prior to the Closing as provided in Section 11.1 hereof (such period being referred to herein as the "Break-Up Fee Period"); provided, however, that notwithstanding the foregoing, if the Closing is not consummated solely because the Buyer is unable to obtain the financing contemplated under Section 7.8 hereof prior to the Termination Date, or if this Agreement is terminated pursuant to Section 11.1(e) hereof, then the Break-Up Fee Period shall terminate as of the Termination Date. As used herein, the term "Third Party Acquiror"
shall mean any party who has, directly or indirectly, during the period commencing as of May 17, 1999 and ending on the date on which this Agreement is terminated prior to the Closing as provided in Section 11.1 hereof, (i) offered to the Seller, the Parent or any Company, (ii) indicated to the Seller, the Parent or any Company that it considered or is considering making an offer,
(iii) received an offer or other solicitation from the Seller, the Parent or any Company to purchase, or (iv) requested any information relating to the potential acquisition of, the Shares or any other assets or business of the Seller, the Parent or the Companies related in any way to the European Business. Notwithstanding the foregoing, the Buyer shall not be entitled to the Break-up Fee if this Agreement has been terminated by the Seller or the Closing has not been consummated on account of a breach of this Agreement by the Buyer.

         12.  GENERAL.

         12.1. Survival of Representations and Warranties. The representations and warranties of the parties hereto contained in this Agreement or otherwise made in writing in connection with the transactions contemplated hereby (in each case except as affected by the transactions contemplated by this Agreement) shall be deemed material and, notwithstanding any investigation by the Buyer (subject to the limitation set forth in Section 10.5(d) hereof), shall be deemed to have been relied on by the Buyer and shall survive the Closing, and the consummation of the transactions contemplated hereby. Each representation and warranty made by the Sellers, the Parent or the Buyer in this Agreement shall expire on the last day, if any, that Claims for breaches of such representation or warranty may be made pursuant to Section 10.5 hereof, except that any such representation or warranty that has been made the subject of a Claim prior to such expiration date shall survive with respect to such Claim until the final resolution of such Claim pursuant to Section 10 hereof.

         12.2.  Expenses.

                  (a) All transfer and sales taxes payable with respect to the sale and conveyance of the Shares shall be paid by the particular Seller or Sellers transferring such Shares, as the case may be.

                  (b) All expenses of the preparation, execution and consummation of this Agreement and of the transactions contemplated hereby, including, without limitation, attorneys', accountants' and outside advisors' fees and disbursements, shall be borne by the party incurring such expenses; provided, that upon consummation of the transactions contemplated hereby, the Buyer shall pay to the Parent an amount, not to exceed $650,000, as reimbursement to the Parent for the actual amount of fees paid to Dain Rauscher Wessels, a division of Dain Rauscher Incorporated.

                  (c) On the date of the execution and delivery of this Agreement, the Buyer has deposited the sum of $750,000 (the "Purchase Price Deposit") in escrow with the Escrow Agent pursuant to the terms of an escrow agreement, of even date herewith, among the Buyer, the Parent, the Sellers and the Escrow Agent (the "Deposit Escrow Agreement"). Pursuant to the terms of the Deposit Escrow Agreement, in the event that the Buyer is unable to obtain the financing contemplated under Section 7.8 hereof and solely as a result thereof is unable to consummate the Closing, and all other conditions to the Buyer's obligation to consummate the Closing were otherwise satisfied (or could have been satisfied in the usual and customary course) and the Parent and the Sellers were ready, willing and able to so close, then promptly after the termination of this Agreement, the Buyer shall forfeit to the Parent the Purchase Price Deposit. If, however, the Closing is consummated, the Purchase Price Deposit shall be applied to the Closing Purchase Price otherwise payable to the Sellers hereunder.

                  (d) In the event that the Parent is unable to obtain the approval of the Meeting Purpose from the Parent's stockholders and/or bondholders and solely as a result thereof is unable to consummate the Closing, and all other conditions to the Sellers' obligations to consummate the Closing were otherwise satisfied (or could have been satisfied in the usual and customary course) and the Buyer was ready, willing and able to so close, then promptly after the termination of this Agreement, the Parent shall pay the Buyer the fixed amount of $375,000 (which amount shall be independent of, and in addition to, any amount owing to the Buyer under Section 11.3 hereof).

         12.3. Notices. All notices, demands and other communications hereunder shall be in writing or by written telecommunication, and shall be deemed to have been duly given if delivered personally or if mailed by certified mail, return receipt requested, postage prepaid, or if sent by overnight courier, or sent by written telecommunication, as follows:

         If to any Seller or the Parent, to

                  Datapoint Corporation
                  717 Fifth Avenue, 15th Floor
                  New York, New York 10022
                  Attention:  Gerald N. Agranoff, Esq.
                  Fax:  (212) 750-9329

         with a copy sent contemporaneously to:

                  Selig D. Sacks, Esq.
                  Pryor Cashman Sherman & Flynn LLP
                  410 Park Avenue, 10th Floor
                  New York, New York 10022
                  Fax:  (212) 326-0806

         If to the Buyer, to:

                  Reboot Systems, Inc.
                  c/o Aim High Enterprises
                  600 Longwater Drive, Suite 204
                  Norwell, MA 02061
                  Attention:  John White, President
                  Fax:  (781) 635-1110

         with a copy sent contemporaneously to:

                  Victor J. Paci, Esq.
                  Bingham Dana LLP
                  150 Federal Street
                  Boston, Massachusetts 02110
                  Fax:  (617) 951-8736

         Any such notice shall be effective (a) if delivered personally, when received, (b) if sent by overnight courier, when receipted for, (c) if mailed, three (3) days after being mailed as described above, and (d) if sent by written telecommunication, when dispatched.

         12.4. Entire Agreement. This Agreement, together with the Exhibits, Schedules and Disclosure Schedule, contains the entire understanding of the parties, supersedes all prior agreements and understandings relating to the subject matter hereof and shall not be amended except by a written instrument hereafter signed by all of the parties hereto.

         12.5. Governing Law. The validity and construction of this Agreement shall be governed by the internal laws (and not the choice-of-law rules) of the State of Delaware.

         12.6. Sections and Section Headings. The headings of sections and subsections are for reference only and shall not limit or control the meaning thereof.

         12.7. Assigns. This Agreement, together with the Exhibits, Schedules and Disclosure Schedule, shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors and permitted assigns. Neither this Agreement nor the obligations hereunder of the Buyer on the one hand, or the Parent or any Seller on the other hand, shall be assignable or transferable by any such party without the prior written consent of the Buyer, in the case of any such assignment or transfer by the Parent or any Seller, or the Parent, in the case of any such assignment or transfer by the Buyer; provided, however, that nothing contained in this Section 12.7 shall prevent the Buyer, without the consent of the Parent, (a) from transferring or assigning this Agreement or its rights or obligations hereunder to another entity controlling, under the control of, or under common control with, the Buyer or in accordance with the sale of substantially all of the assets of the Buyer or (b) from assigning all or part of its rights or obligations hereunder by way of collateral assignment to any bank or financing institution providing financing for the acquisition contemplated hereby, but no such transfer or assignment made pursuant to clauses (a) or (b) shall relieve the Buyer of its obligation under this Agreement.

         12.8. Severability. In the event that any covenant, condition, or other provision herein contained is held to be invalid, void, or illegal by any court of competent jurisdiction, the same shall be deemed to be severable from the remainder of this Agreement and shall in no way affect, impair, or invalidate any other covenant, condition, or other provision contained herein.

         12.9. Further Assurances. The parties agree to take such reasonable steps and execute such other and further documents as may be necessary or appropriate to cause the terms and conditions contained herein to be carried into effect.

         12.10. No Implied Rights or Remedies. Except as otherwise expressly provided herein, nothing herein expressed or implied is intended or shall be construed to confer upon or to give any Person other than the Parent, the Sellers and the Buyer and their respective shareholders, any rights or remedies under or by reason of this Agreement.

         12.11. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         12.12. Satisfaction of Conditions Precedent. Each of the Parent, the Sellers and the Buyer will use its respective best efforts to cause the satisfaction of the conditions precedent contained in this Agreement; provided, however, that nothing contained in this Section 12.12 shall obligate either party hereto to waive any right or condition under this Agreement.

         12.13. Public Statements or Releases. Each of the parties hereto agrees that prior to the consummation of the Closing no party to this Agreement will make, issue or release any public announcement, statement or acknowledgment of the existence of, or reveal the status of, this Agreement or the transactions provided for herein, without first obtaining the consent of the other party hereto. Nothing contained in this Section 12.13 shall prevent either party from making such disclosures as such party may consider necessary in order to obtain financing for the transactions contemplated hereby or to satisfy such party's legal or contractual obligations.

         12.14. Business Records. After the Closing Date, (a) the Buyer, the Sellers and the Parent shall cooperate with each other in the conduct of any audit or other proceedings with respect to any Tax matters involving the Companies, and (b) the Buyer shall retain or cause to be retained all books and records relating to the Companies for any period ending on or before the Closing Date until the expiration of the applicable Tax statute of limitations (giving effect to any and all extensions and waivers). In addition, the Buyer acknowledges that the Sellers may from time to time require access to or copies of the business records of the Companies in connection with Tax or other matters, and the Buyer agrees that upon reasonable prior notice from any Seller, it will, during normal business hours, provide such Seller with either access to or, at the Buyer's option, copies of such records for such purposes. The Sellers agree to hold any confidential information so provided in confidence and to use such information only for the purposes described above.

         13.  CERTAIN DEFINITIONS.

         (a) As used herein the following terms not otherwise defined have the following respective meanings:

         "Affiliate": As to any Person, any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with, such Person, and shall include (a) any other Person who is a director or beneficial holder of at least 10% of any class of the then outstanding capital stock (or other shares of beneficial interest) and Family Members of such Person, (b) any other Person of which such Person or an Affiliate of the kind listed in clause
(a) above shall, directly or indirectly, either beneficially own at least 10% of any class of the then outstanding capital stock (or other shares of beneficial interest) or constitute at least a 10% equity participant, and (c) in the case of a specified Person who is an individual, Family Members of such Person.

     "European Business": The business in the Designated Industry carried on in Europe by any of the Parent, the Sellers and the Companies.

         "Family Member": As applied to any individual, any parent, spouse, child, spouse of a child, brother or sister of the individual, and each trust created for the benefit of one or more of such Persons, and each custodian of property of one or more such Persons.

         "Indebtedness": As applied to any Person, (a) all indebtedness of such Person for borrowed money, whether current or funded, or secured or unsecured,
(b) all indebtedness of such Person for the deferred purchase price of property or services represented by a note, (c) all indebtedness of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (d) all indebtedness of such Person secured by a purchase money mortgage or other lien to secure all or part of the purchase price of property subject to such mortgage or lien, (e) all obligations under leases which shall have been or must be, in accordance with generally accepted accounting principles, recorded as capital leases in respect of which such Person is liable as lessee, (f) any liability of such Person in respect of banker's acceptances or letters of credit, (g) all interest, fees and other expenses owed with respect to indebtedness described in the foregoing clause
(a), (b), (c), (d), (e) or (f) above, and (h) all indebtedness referred to in clause (a), (b), (c), (d), (e), (f) or (g) above which is directly or indirectly guaranteed by such Person or which such Person has agreed (contingently or otherwise) to purchase or otherwise acquire or in respect of which it has otherwise assured a creditor against loss.

     "Intercompany Accounts": All intercompany accounts between any Seller and/or the Parent, on the one hand, and any of the Companies, on the other hand.

         "Knowledge of the Parent": The actual knowledge of Edelman, Thomas and Agranoff, the executive officers of the Parent and/or any Seller, as the case may be, and Messrs. Phillip P. Krumb and Patrick Dossey, or such knowledge as would have been obtained had Thomas conducted a reasonable due diligence investigation, but not including the knowledge of Management or any other officers of any Company; provided, that for purposes hereof, Thomas shall be deemed to have conducted a reasonable due diligence investigation if he engaged in discussions with each member of Management regarding the Operational Reps and Warranties, and reviewed the Disclosure Schedule relating to the Companies and discussed same with the members of Management.

     "Management": The individuals (other than Thomas) listed on Schedule D hereto.

         "Material Adverse Effect": A material adverse effect on the business, results of operations or financial condition of all of the Companies taken as a whole.

         "Person":   A  corporation,   an   association,   a   partnership,   an
organization, a business, an individual, a limited liability company, a government or political subdivision thereof or a governmental agency.

         "Subsidiary": With respect to any Person, any corporation a majority (by number of votes) of the outstanding shares of any class or classes of which shall at the time be owned by such Person or by a Subsidiary of such Person, if the holders of the shares of such class or classes (a) are ordinarily, in the absence of contingencies, entitled to vote for the election of a majority of the directors (or persons performing similar functions) of the issuer thereof, even though the right so to vote has been suspended by the happening of such a contingency, or (b) are at the time entitled, as such holders, to vote for the election of a majority of the directors (or persons performing similar functions) of the issuer thereof, whether or not the right so to vote exists by reason of the happening of a contingency.

         "Tax": Any federal, state, local, foreign and other income, profits, franchise, capital, withholding, unemployment insurance, social security, occupational, production, severance, gross receipts, value added, sales, use, excise, real and personal property, ad valorem, occupancy, transfer, employment, disability, workers' compensation or other similar tax, duty or other governmental charge (including all interest and penalties thereon and additions thereto).

     "Transaction Documents": This Agreement, the Indemnity Escrow Agreement, the Deposit Escrow Agreement, the Name Change Certificates, the Datapoint License and the IP License Agreement.

         (b) All references in this Agreement to any legal term or concept (including, without limitation, those with respect to any action, remedy, method of judicial proceeding, document, statute, court official, governmental authority or agency) shall in respect of any jurisdiction other than the United State of America be construed as references to the term or concept which most nearly corresponds to it in that jurisdiction.

         (c) For purposes of Sections 4 and 10 hereof, as to any Company, each entity set forth opposite the name of such Company under the heading "Seller" on Schedule F hereto shall constitute and be deemed a "Seller" of such Company.


                  [Remainder of Page Intentionally Left Blank]

         IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties hereto have caused this Agreement to be duly executed and delivered as a sealed instrument as of the date and year first above written.


                                       BUYER:

                                       REBOOT SYSTEMS, INC.


                                       By:  /s/John F White
                                       Name: John F White
                                       Title:  President


                                       SELLERS:

                                       DATAPOINT INTERNATIONAL, INC.


                                       By: /s/Asher B Edelman
                                       Name:  Asher B Edelman
                                       Title: Director


                                       DATAPOINT INTERNATIONAL INVESTMENTS, INC.


                                       By: /s/Asher B Edelman
                                       Name: Asher B Edelman
                                       Title: Director


                                       INFOREX INTERNATIONAL, INC.


                                       By: /s/Asher B Edelman
                                       Name: Asher B Edelman
                                       Title: Director


                                       DATAPOINT BEHEER B.V.

                                       By:/s/ Asher B Edelman
                                       Name:  Asher B Edelman
                                       Title: Director


                                       DATAPOINT HOLDINGS, LTD.


                                       By:  /s/Asher B Edelman
                                       Name:  Asher B Edelman
                                       Title: Director


                                       DATAPOINT INTERNATIONAL HOLDINGS, INC.


                                       By: /s/Asher B Edelman
                                       Name: Asher B Edelman
                                       Title: Director


                                       PARENT:

                                       DATAPOINT CORPORATION


                                       By: /s/Asher B Edelman
                                       Name: Asher B Edelman
                                       Title: Chairman of the Board and
                                              Chief Executive Officer

                                   Schedule A

                                     Sellers



Datapoint International, Inc.
Datapoint International Investments, Inc.
Inforex International, Inc.
Datapoint Beheer B.V.
Datapoint Holdings, Ltd.
Datapoint International Holdings, Inc.

                                   Schedule B


                                    Companies


Datapoint Belgium S.A.
Datapoint S.A. (France)
Datapoint Nederland B.V.
Datapoint Italia S.P.A.
Datapoint Iberica S.A. (Spain)
Datapoint Svenska AB (Sweden) (including Datapoint Norway)
Datapoint U.K. Ltd.

                                   Schedule C

                               Ownership of Shares

Company                               Seller                           No. of Shares             % Ownership

1.  Datapoint Belgium S.A.            Datapoint International
                                         Investments, Inc.
                                      Inforex International, Inc.

2.  Datapoint Iberica S.A.            Datapoint International
                                         Investments, Inc.
                                      Inforex International, Inc.

3.  Datapoint Italia S.P.A.            Datapoint International
                                         Investments, Inc.
                                      Inforex International, Inc.

4.  Datapoint Nederland B.V.          Datapoint Beheer B.V.

5.  Datapoint S.A. (France)           Datapoint International
                                         Investments, Inc.
                                      Inforex International, Inc.

6.  Datapoint Svenska AB              Datapoint International, Inc.

7.  Datapoint UK Ltd.                 Datapoint Holdings, Ltd.

                                 Pro Rata Shares

                  Party                                    Pro Rata Share

1.  Datapoint International, Inc.                               %

2.  Datapoint International Investments, Inc.                   %

3.  Inforex International, Inc.                                 %

4.  Datapoint Beheer B.V.                                       %

5.  Datapoint Holdings, Ltd.                                    %

6.  Datapoint Corporation                                       %



                                                   TOTAL:    100%

                                   Schedule D


                                   Management

                                   Schedule E


                              San Antonio Employees

                                   Schedule F

                     Direct/Indirect Ownership of Companies


Company                                              Seller

1.  Datapoint Belgium S.A.                           Datapoint International
                                                        Investments, Inc.
                                                     Inforex International, Inc.
                                                     Datapoint International
                                                        Holdings, Inc.

2.  Datapoint Iberica S.A.                           Datapoint International
                                                        Investments, Inc.
                                                     Inforex International, Inc.
                                                     Datapoint International
                                                        Holdings, Inc.

3.  Datapoint Italia S.P.A.                           Datapoint International
                                                        Investments, Inc.
                                                     Inforex International, Inc.
                                                     Datapoint International
                                                        Holdings, Inc.

4.  Datapoint Nederland B.V.                         Datapoint Beheer B.V.
                                                     Datapoint International
                                                        Investments, Inc.
                                                     Inforex International, Inc.
                                                     Datapoint International
                                                        Holdings, Inc.

5.  Datapoint S.A. (France)                          Datapoint International
                                                        Investments, Inc.
                                                     Inforex International, Inc.
                                                     Datapoint International
                                                        Holdings, Inc.

6.  Datapoint Svenska AB                           Datapoint International, Inc.

7.  Datapoint UK Ltd.                                Datapoint Holdings, Ltd.
                                                     Datapoint International
                                                        Investments, Inc.
                                                     Inforex International, Inc.
                                                     Datapoint International
                                                        Holdings, Inc.

                  AMENDMENT NO. 1 TO STOCK PURCHASE AGREEMENT

     THIS AMENDMENT NO. 1 TO STOCK PURCHASE AGREEMENT, dated as of November 1, 1999 (the "Amendment"), by and among (i) REBOOT SYSTEMS, INC., a Delaware corporation (the "Buyer"), (ii) the entities listed on Schedule A hereto (collectively, the "Sellers" and individually, a "Seller"), and (iii) DATAPOINT CORPORATION, a Delaware corporation and the direct or indirect corporate parent of all of the Sellers (the "Parent").

         WHEREAS, the Buyer, Sellers and Parent have previously entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Purchase Agreement"); and

         WHEREAS, as reflected in that certain letter, dated August 18, 1999, from the Parent to the Buyer, [a copy of which is attached hereto as Appendix 2], several open issues remained unresolved at the time of the entering into the Purchase Agreement and the parties hereto desire to resolve all such open issues among the parties.

         NOW, THEREFORE, in consideration of the mutual promises hereinafter set forth and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound hereby, do hereby agree as follows:

         1. Capitalized terms used and not defined herein shall have the meanings ascribed to them in the Purchase Agreement.

         2. The Purchase Agreement is hereby amended by inserting the following paragraph immediately after Section 4(c) and prior to the paragraph which begins "Accordingly, subject to the terms":

                  "(d) The information set forth on the Disclosure Schedules relating to the Companies has been compiled by Management and the process of compiling such information was supervised by Thomas pursuant to the requests of the Buyer. The Buyer acknowledges that neither the Parent nor Sellers have performed an independent investigation with respect to the information set forth on the Disclosure Schedules relating to any of the Companies."

     3. The Purchase Agreement is hereby amended by deleting Section 9.2 in its entirety and replacing it with the following:

                           "9.2  Non-Competition.  Each of the  Sellers  and the
                  Parent  acknowledges that the covenants and agreements in this
                  Section 9.2 are a condition precedent to the Buyer's obligation to acquire the Shares from the Sellers under this Agreement, and that the Buyer would not acquire the Shares but for the agreements of the Sellers and the Parent with the Buyer in this Section 9.2. Each of the Sellers, the Parent and the Buyer acknowledges that from and after the Closing Date the Buyer will sell products and services to customers located in markets throughout Europe, North America and South America (the "Prohibited Area"), and that any engagement by any Seller, the Parent or any of their Subsidiaries or Affiliates in the Designated Industry (as hereinafter defined) could cause the Buyer and the Companies irreparable damage. Accordingly, for a period from the Closing Date until the fifth anniversary of the Closing Date, each of the Sellers and the Parent shall not, and shall not permit any of their Subsidiaries or Affiliates to, without the prior written consent of the Buyer, (i) engage anywhere in the Prohibited Area, directly or indirectly, alone or as a shareholder (other than as a holder of less than 5% of the capital stock of any publicly-traded corporation), partner, officer, director, employee or consultant, in any business organization that is engaged or becomes engaged in the business of selling or providing (x) telephony, call-center or data processing products or services, including, without limitation, telephone switches and dialers, personal computers, servers, printers and other peripheral hardware and software used in connection therewith, or (y) business consulting services with respect to the foregoing (the "Designated Industry"); provided, that the Designated Industry shall not include the business of providing internet or cybernet networking solutions, including, without limitation, internal, external and hybrid networking solutions, hardware, software and consulting services related thereto, (ii) divert to any competitor of any Company, the Buyer or any of their Affiliates or Subsidiaries any customer of any Company, the Buyer or such Affiliates or Subsidiaries, or (iii) solicit or encourage any officer, employee or consultant of any Company, the Buyer or any of their Affiliates or Subsidiaries to leave their employ for employment by or with any Seller, the Parent or their Subsidiaries or Affiliates, or any competitor of any Company or any of the Buyer's or any Company's Affiliates or Subsidiaries. If at any time the provisions of this Section
                  9.2 shall be determined to be invalid or unenforceable, by reason of being vague or unreasonable as to area, duration or scope of activity, this Section 9.2 shall be considered divisible and shall become and be immediately amended to only such area, duration and scope of activity as shall be determined to be reasonable and enforceable by the court or other body having jurisdiction over the matter; and the Sellers and the Parent agree that this Section 9.2 as so amended shall be valid and binding as though any invalid or unenforceable provision had not been included herein. Notwithstanding anything to the contrary set forth in this
                  Section 9.2, Edelman and his Affiliates shall not be bound or restricted by the provisions of this Section 9.2 so long as Edelman is not involved in any manner, directly or indirectly, in any operational capacity with any Person which is engaged in the Designated Industry in the Prohibited Area; it being agreed that for purposes hereof, if Edelman serves as a non-executive director, non-executive member of a committee of the board of directors or non-executive chairman of any Person, he shall not be deemed to be involved in any operational capacity with such Person."

     4. The Purchase Agreement is hereby amended by deleting Section 10.1(b) in its entirety and replacing it with the following:

                  "(b) any acts or omissions by any Seller, the Parent or any directors, officers, employees or agents of any Seller or the Parent (but not of the Companies) within the Knowledge of the Parent and not known by the Buyer or disclosed to the Buyer in writing on or prior to the Closing Date, occurring on or prior to the Closing Date which causes a Material Adverse Effect. For purposes of this Section 10.1(b) disclosure to Thomas shall be deemed to be disclosure to the Buyer and the knowledge of Thomas is attributed to the Buyer."

     5. The Purchase Agreement is hereby amended by adding the following Section
10.6 at the end of Section 10:

                           "10.6 Tax Indemnification.  Notwithstanding  anything
                  herein to the contrary, including, without limitation, the representation and warranty set forth in Section 4.24 hereof, provided that there was no knowledge of the Parent, the parties hereto acknowledge and agree that after the Closing neither the Parent nor the Sellers shall have any liability with respect to any tax of any of the Companies prior to the Closing."

     6. The Purchase Agreement is hereby amended by deleting Section 12.2(c) in its entirety and replacing it with the following:

                  "(c) On the date of the execution of the Amendment, the Buyer has deposited the sum of $750,000 (the "Purchase Price Deposit") in escrow with the Escrow Agent pursuant to the terms of an escrow agreement, dated as of the date of the Amendment, among the Buyer, the Parent, the Sellers and the Escrow Agent (the "Deposit Escrow Agreement"). Pursuant to the terms of the Deposit Escrow Agreement, in the event that the Buyer is unable to obtain a Financing Commitment prior to the Termination Date or if the Financing Commitment is obtained prior to the Termination Date but the Buyer is unable to consummate the Closing and the Parent terminates this Agreement pursuant to Section 11.1 hereof then the Escrow Agent shall promptly release the Purchase Price Deposit to the Parent. In the event that (i) the Financing Commitment is obtained prior to the Termination Date, (ii) the Buyer is ready, willing and able to consummate the Closing, (iii) the Parent or Sellers are unable or unwilling to consummate the Closing, and (iv) the Buyer terminates this Agreement pursuant to Section 11.1 hereof, then the Escrow Agent shall promptly release the Purchase Price Deposit to the Buyer. If, however, the Closing is consummated, the Purchase Price Deposit shall be applied to the Closing Purchase Price otherwise payable to the Sellers hereunder."

         7. The Purchase Agreement is hereby amended as follows:

     (a) the following definitions to Section 13(a) in alphabetical order:

                           "Agreement": This Stock Purchase Agreement, dated as of July 31, 1999, by and among the Buyer, Sellers and Parent as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of the date hereof, by and among the Buyer, Sellers and Parent.

                           "Financing Commitment": A firm commitment letter, from a financial institution reasonably acceptable to the Parent and Sellers, in accordance with Section
                           7.8 hereof, subject only to normal and customary closing conditions."; and

     (b) deleting the definition of "Knowledge of the Parent" in Section 13(a) and replacing it with the ------------------------- following:

     "Knowledge of the Parent": The actual knowledge of Edelman, Agranoff, Phillip P. Krumb and Patrick Dossey."

         8. This Amendment may not be amended, modified or supplemented except by a subsequent written agreement signed by the parties hereto.

         9. This Amendment may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original, and all such counterparts shall constitute one in the same instrument

         10. This Amendment shall be governed by the internal laws (and not the choice-of-law rules) of the State of Delaware.

         11. Except for the terms, conditions and provisions modified by this Amendment, the Purchase Agreement shall remain in full force and affect pursuant to the terms thereof.

[Signature page follows, remainder of page is intentionally blank]

IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties hereto have caused this Amendment to be duly executed and delivered as a sealed instrument as of the date and year first above written.


BUYER:

REBOOT SYSTEMS, INC.

By:/s/John F White
Name: John F White
Title: President


SELLERS:

DATAPOINT INTERNATIONAL, INC.

By:/s/ Asher B Edelman
Name: Asher B Edelman
Title: Director


DATAPOINT INTERNATIONAL
   INVESTMENTS, INC.

By: /s/ Asher B Edelman
Name:  Asher B Edelman
Title:   Director


INFOREX INTERNATIONAL, INC.

By: /s/ Asher B Edelman
Name:  Asher B Edelman
Title:  Director

DATAPOINT BEHEER B.V.

By: /s/ Asher B Edelman
Name: Asher B Edelman
Title: Director

DATAPOINT HOLDINGS, LTD.

By: /s/ Asher B Edelman
Name:  Asher B Edelman
Title:  Director

DATAPOINT INTERNATIONAL
 HOLDINGS, INC.

By: /s/ Asher B Edelman
Name:  Asher B Edelman
Title:   Director

PARENT:

DATAPOINT CORPORATION

By:/s/ Asher B Edelman
Name:   Asher B Edelman
Title:  Chairman of the Board and Chief Executive Officer

                                                    EXHIBIT H

                              BOND INTEREST PAYMENT

     1. The Buyer agrees to provide to the Parent approximately $3.25 million (the "total funding"), of which $750,000 is to be delivered by November 8, 1999. The balance of $2.5 million is to be used for the sole purpose of funding the Parent's obligation to pay its bondholders the interest payment due December 1, 1999.

     2. The Parent agrees to delete Section 12.2(c) of the Stock Purchase Agreement in its entirety.

     3. The Parent and Buyer agree to use their reasonable best efforts to complete the actions as follows:

 Nov. 8, 1999      Datapoint to provide Reboot with draft Proxy. (reasonably
                   satisfactory to Buyer)
 Nov. 8, 1999      Initial advance of $750,000 due to Parent from Buyer.
 Nov. 15, 1999     Datapoint to file a preliminary Proxy with SEC. (must
                   include Fairness Opinion)
 Dec. 1, 1999      $2.5 million from Buyer for Interest Payment.
 Dec. 14, 1999     SEC questions/response due back to Datapoint.
 Dec. 23, 1999     Datapoint response back to SEC.
 Dec. 30, 1999     Datapoint to pay interest owed to Bondholders.
 Jan. 14, 2000     Datapoint to mail Proxy/Consent solicitations to
                   Shareholders/Bondholders.
 Feb. 1, 2000      Buyer to provide Parent with Buyers' Financing Commitment.
 Feb. 15, 2000     Shareholder/Bondholder approval completed.
 Mar. 15, 2000     Deal Closes.

     4. If the Buyer provides the total funding to the Parent, the Parent agrees not to file a voluntary bankruptcy petition before March 31, 2000.

     5. If the Buyer provides the total funding to the Parent, the Parent agrees to increase the breakup fee to $5.0 million.

     6. Both Buyer and Seller acknowledge that it is the Buyer's Plan to secure the total funding and other funds due to Buyer against one or more of the following: a. Trade Accounts Receivables of Datapoint UK, Ltd., and/or b. Trade Accounts Receivables of Datapoint Svenska AB, and/or c. Trade Accounts Receivable of the other Companies, if needed.

     7. If Buyer is unable to complete the transaction, due to the inability to obtain financing, Buyer will pay Seller $750,000.

     8. It is further agreed, by the Parent and the Buyer that, the termination date of December 31, 1999 contained in the Agreement will be extended to March 31, 2000. If the December 1, 1999 funding is not completed by the Buyer, the Agreement will terminate on December 1, 1999.

     9. Attachment 1 outlines potential outcomes and how Buyer and Seller agree to operate in each instance.


     This Exhibit H will be added to the Stock Purchase Agreement dated July 31, 1999.

                                                             Attachment 1
                                                             to EXHIBIT H


     Outcome A. If the transaction, as contemplated in the Stock Purchase Agreement dated July 31, 1999, is completed as outlined in Paragraph 3 above,

     The  Parent  agrees  that  the  total   funding   provided  by  the  Buyer,
approximately $3.25 million, will reduce the $49.5 million Base Purchase Price, as defined in the Stock Purchase Agreement.


     Outcome B. If the Parent is not able to secure the required approval of the bondholders and shareholders by the date outlined in Paragraph 3 above,


The Buyer, to recover any funding provided to the Parent, at its option, will:

     Exercise its security  interest in, up to $3.625  million (plus  Commitment
Fees) of one or more of the following:

a.       Trade Accounts Receivables of Datapoint UK, Ltd., and/or
b.       Trade Accounts Receivables of Datapoint Svenska AB, and/or
c.       Trade Accounts Receivable of the other Companies, if needed.


Outcome C.
If the Buyer is unable to obtain a Financing Commitment by February 1, 2000,

     1. The Buyer acknowledges that, of the total funding provided, $750,000 will be deducted as compensation to the Parent.

     2. The Buyer, to recover any remaining funding provided, at its option, will:

     Exercise its security interest in, up to $2.5 million, of one or more of the following:

a.       Trade Accounts Receivables of Datapoint UK, Ltd., and/or
b.       Trade Accounts Receivables of Datapoint Svenska AB, and/or
c.       Trade Accounts Receivable of the other Companies, if needed.

                                                                EXHIBIT (10)(kk)





                            ASSET PURCHASE AGREEMENT


                                  By and Among

                             DATAPOINT CORPORATION,

                                 SF DIGITAL, LLC

                                       and

                                  JOHN ENGSTROM

                                       and

                         JOHN ENGSTROM d/b/a SF DIGITAL

                                and COREBYTE(TM)

                                  July 27, 1999

                                TABLE OF CONTENTS


                                    [To come]

                                    SCHEDULES

                                    To Come



                                    EXHIBITS


Exhibit A          List of Acquired Assets

Exhibit B          Corebyte Business Plan and Financial Projections

Exhibit C          John Engstrom Employment Agreement

Exhibit D          Form of Stock Option

Exhibit E1         Assignment of Copyright

Exhibit E2         Assignment of Corebyte Trademark

Exhibit E3         Executed Document Transferring Domain Name www.corebyte.com

Exhibit E4         Executed Document Transferring Domain Name www.sfd.com

Exhibit E5         Executed Document Transferring Domain Name www.nyemail.com

                            ASSET PURCHASE AGREEMENT


              AGREEMENT dated as of July 27, 1999 between Datapoint Corporation, a Delaware corporation (the "Purchaser") and SF Digital, LLC, ("SFDLLC") John Engstom and John Engstrom d/b/a SF Digital and Corebyte(TM) ("Engstrom") (collectively referred to as, "Sellers").

              WHEREAS, this Agreement contemplates a transaction in which the Purchaser will purchase substantially all of the Intellectual Property and attendant assets of the Sellers in connection with the Corebyte(TM) software communications property and business, in return for stock options, a guaranteed employment contract and a commitment to the Business Plan as submitted by Sellers.

              NOW,  THEREFORE,   in  consideration  of  the  foregoing  and  the
respective representations, warranties, covenants and agreements set forth herein, Purchaser and the Sellers agree as follows:


                                    ARTICLE I

                                   DEFINITIONS

1.1 Definitions. The Following terms as used herein, have the following meanings:

"Acquired Assets" means all right, title, and interest in and to all of the Corebyte(TM) communications and networking software product family and computer related consulting business of the Sellers, including all of their (a) tangible personal property (such as inventories of supplies, packaging goods, and finished goods, equipment, manufactured and purchased parts, machinery, goods in process, office furniture and tools) ("Personal Property") (b) agreements, contracts, indentures, mortgages, instruments, Security Interests, guaranties, other similar arrangements, and rights thereunder, (c) franchises, approvals, permits, licenses, orders, registrations, certificates, variances, exemptions, and similar rights obtained from governments and governmental agencies (the "Permits") (d) Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against infringements thereof, and rights to protection of interests therein under the laws of all jurisdictions, (e) leases and subleases, held for business purposes and rights thereunder, excluding any leaseholds held for personal reasons (f) prepayments, prepaid expenses, and deferred items, claims, deposits, refunds, causes of action, chooses in action, rights of recovery, rights of set off, and rights of recoupment (including any such item relating to the payment of Taxes), (g) accounts, notes, and other receivables,
(h) books, records, ledgers, files, documents, correspondence, lists, drawings, and specifications, creative materials, advertising and promotional materials, studies, reports, and other printed or written materials, and (k) Cash; provided, however, that any item not listed as an Acquired Asset in Exhibit A shall remain the sole property of Sellers. "Affiliate" has the meaning set forth in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act.

"Assumed Liabilities" means (a) Research and Development Expenses as set forth in Article 2, herein. (b) all obligations of the Sellers under the agreements, contracts, leases, licenses, and other arrangements referred to in the definition of Acquired Assets, and are set forth in Schedule 1.2 of this Agreement to furnish goods, services, and other non-Cash benefits to another party after the Closing and (c) all other Liabilities and obligations of the Sellers set forth in Schedule 1.3 of this Agreement; provided, however, that the Assumed Liabilities shall not include (i) any Liability of the Sellers for unpaid Taxes or for income, transfer, sales, use, and other Taxes arising in connection with the consummation of the transactions contemplated hereby, (ii) any obligation of the Sellers to indemnify any Person by reason of the fact that such Person was a Manager, officer, employee, or agent of the Sellers or was serving at the request of any such entity as a partner, trustee, director, officer, manager, employee, or agent of another entity (whether such indemnification is for judgments, damages, penalties, fines, costs, amounts paid in settlement, losses, expenses, or otherwise and whether such indemnification is pursuant to any statute, charter document, bylaw, agreement, or otherwise),
(iii) all Liabilities and obligations of the Sellers to any former or present Employees or independent contractors, whether or not for salary, profit share or benefits unless such Liabilities are expressly set forth in Schedules 1.1 ,1.2 or 1.3 (iv) all Liabilities and obligations relating to the Excluded Assets (including accounts payable and accrued expenses), (v) all liabilities and obligations relating to personal indebtedness or personal agreements, contracts, leases, licenses, and other personal arrangements of Engstrom, (vi) any Liability of the Sellers for costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby, (vii) any Liability of the Sellers in connection with the Futureshare Litigation as set forth on Schedule
4.8 or (viii) any obligation of the Sellers under this Agreement.

"Business Plan" means the document appended to this Agreement as Exhibit B, describing the Corebyte(TM) software and marketing plans, inclusive of the financial projections. (the "Financial Projections").

"Cash" means cash and cash equivalents (including marketable securities and short term investments) calculated in accordance with GAAP applied on a basis consistent with the preparation of the Financial Projections.

"Closing" means the consummation of  transaction contemplated by this Agreement.

"Closing Date" means the date of the Closing.

"Corebyte(TM)" means the communications and networking software product family described in the Business Plan.

"Corebyte, Inc." means the new Subsidiary of Purchaser, in which the Acquired Assets and Assumed Liabilities shall be transferred.

"Disclosure Schedule" means the Schedule attached to this Agreement.

"Employment Agreement" means the employment agreement entered into between Engstrom and Purchaser concurrently with this Agreement and attached as Exhibit C.

"Employee Benefit Plan" means any (a) nonqualified deferred compensation or retirement plan or arrangement which is an Employee Pension Benefit Plan, (b) qualified defined contribution retirement plan or arrangement which is an Employee Pension Benefit Plan, (c) qualified defined benefit retirement plan or arrangement which is an Employee Pension Benefit Plan (including any Multiemployer Plan) , (d) Employee Welfare Benefit Plan, or (e) any bonus, incentive, severance, stock option, stock purchase, short-term disability plan or other material fringe benefit plan, program or arrangement, including policies concerning holidays, vacations and salary continuation during short absences for illness or otherwise.

"Environmental Laws" means all applicable federal, state and local statutes, rules, regulations, ordinances, orders, decrees and common law relating in any manner to contamination, pollution or protection of the environment, including without limitation the Comprehensive Environmental Response, Compensation and Liability Act, the Solid Waste Disposal Act, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Occupational Safety and Health Act, the Emergency Planning and Community-Right-to-Know Act, the Safe Drinking Water Act, all as amended, and similar state laws.

     "Excluded Assets" are all of Sellers' assets that are not specifically listed as Acquired Assets.

"Financial Projections" mean the Financial Projections as of the Closing Date, included in the Business Plan, inclusive of Revenues and Expenses and the budget for the final research and development and launch of the Corebyte(TM) product family (the "Budget").

     "Hart-Scott-Rodino Act" means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

"Hazardous Materials" means all hazardous or toxic substances, wastes, materials or chemicals, petroleum (including crude oil or any fraction thereof) and petroleum products, solid waste, special waste, friable asbestos and asbestos-containing materials, pollutants, contaminants and all other materials, and substances regulated pursuant to, or that could reasonably be expected to provide the basis of liability under, any Environmental Law.

"Indemnified Party" has the meaning set forth in ss.9.4 herein.

"Indemnifying Party" has the meaning set forth in ss.9.4 herein.

"Intellectual Property" means (a) all trade secrets and confidential business information (including customer and supplier lists, ideas, research and development, know-how, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, pricing and cost information, and business and marketing plans and proposals),
(b) all trademarks, service marks, trade dress, logos, trade names, together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith, (c) all inventions (whether patentable or unpatentable and whether or not reduced to practice), all improvements thereto, and all patents, patent applications, and patent disclosures, together with all reissuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof, (d) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, (e) all mask works and all applications, registrations, and renewals in connection therewith, all computer software (including data and related documentation), (f) all computer software in object or source code, (g) all other proprietary rights, (h) all proprietary material and protectable material owned by third parties that is used by the Sellers pursuant to license, sublicense, agreement, or permission and (h) all copies and tangible embodiments thereof (in whatever form or medium).

"Liability" means any liability (whether known or unknown, whether assessed or unassessed, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for Taxes.

"Material Adverse Effect" means any adverse change, circumstance or effect that, individually or in the aggregate with all other adverse changes, circumstances and effects, has had or will have a material adverse effect on the business, financial condition, prospects, properties or results of operations of the Sellers taken as a whole.

"Permits" has the meaning set forth in the definition of Acquired Assets.

"Person" means an individual, a partnership, a corporation, an association, a joint stock company, a limited liability company or partnership, a trust, a joint venture, an unincorporated organization, or a governmental entity ( or any department, agency, or political subdivision thereof).

     "Personal Property" has the meaning set forth in the definition of Acquired Assets.

"Proprietary   Information"  means  every  trade  secret,   know-how,   process,
discovery,   development,   design,  technique,   customer  and  supplier  list,
promotional idea, marketing and purchasing strategy, invention, process, confidential data and or other information regarding the business of the Sellers as set forth in the Business Plan.

"Purchase Price" has the meaning set forth in ss.2.4 below.

"Research and Development Expenses" has the meaning set forth in Article 2.

"Securities Act" means the Securities Act of 1933, as amended.

"Securities Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Subsidiary" means any corporation with respect to which a specified Person (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors.

"Seller" has the meaning set forth in the preface above.

"Security Interest", means any lien, pledge, charge, or other security interest.

"Tax" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profit, environmental (including taxes under Code Sec. 59A), customs, duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including and interest, penalty, or addition thereof whether disputed or not.

"Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

"Third Party Claim" has the meaning set forth in ss.9.4, herein.

                                   ARTICLE II

                                PURCHASE AND SALE


2.1 Purchase and Sale of Assets. On and subject to the terms and conditions of this Agreement, the Purchaser agrees to purchase from the Sellers, and the Sellers agree to sell, transfer, convey, and deliver to the Purchaser, all of the Acquired Assets at the Closing free and clear of any Security Interests for the consideration with respect to the Acquired Assets specified below in this
Article 2.

2.2 Assumption of Liabilities. On and subject to the terms and conditions of this Agreement, the Purchaser agrees to assume and become responsible for all of the Assumed Liabilities at the closing. The Purchaser will not assume or have any responsibility, however, with respect to any other obligation or Liability of the Sellers not included within the definition of Assumed Liabilities.

     2.3 New Subsidiary. Purchaser shall form a Subsidiary named Corebyte, Inc. and shall transfer all of the Acquired Assets and Assumed Liabilities into the Subsidiary.

     2.4 Purchase Price. The Purchaser agrees to pay to the Sellers at the Closing as follows:

(a) Purchaser will grant to Engstrom or Person(s) designated by him in writing, one million stock options to purchase common stock of Purchaser at the price of $1.00 per share. The stock option shall be in the form set forth in Exhibit D. All stock options delivered in connection with the Closing shall be subject to the applicable legal restrictions, including but not limited to Section 144 of the Securities Act.

(b) On the year anniversary of the Closing, provided that Engstrom remains in the full time employment of Purchaser or a Subsidiary of Purchaser, Purchaser will grant to John Engstrom or Person(s) designated by him in writing, an additional one million additional stock options to purchase common stock of Purchaser at twenty percent (20%) less than closing market price on the date of issue (the anniversary date of the Closing).

                  All stock options to be granted to Engstrom or Person(s) designated by him in writing, pursuant to subsection (a) and subsection (b) of Article 2.4 shall be held in escrow, with Purchaser's counsel until the pending litigation entitled Engstrom v. Futureshare.com, LLC in the United States District Court for the Southern District of New York (hereinafter "Engstrom v. Futureshare")has been fully and finally decided, whether by judgement and an exhaustion of all appeals, or by settlement. In the event that any final judgement in Engstrom
                  v. Futureshare awards any ownership of the Intellectual Property or Corebyte products to any entity or individual other than the Sellers, all stock options granted pursuant to this Article shall immediately expire and shall revert to sole ownership by the Purchaser.

     (c) The above referenced stock option grants shall immediately vest upon issue and shall be valid for a term of five (5) years from the date of issue. In the event that Engstrom's full time employment terminates with Purchaser or a subsidiary of Purchaser, the options shall expire one year following the termination of the full time employment, unless Engstrom terminates his employment without good reason, in which event the options shall expire six months following the termination of his employment. Any stock options issued to Person(s) other than Engstrom, in connection with the Closing, shall terminate six months following the termination of Engstrom's full time employment. All stock options issued to employees of the new subsidiary, Corebyte, Inc. as incentive compensation shall be subject to the employee stock option plan.

(d) On the Closing Date, Purchaser shall deliver to Engstrom, certificates representing an equity interest in the Corebyte Inc. Subsidiary equal to twenty percent (20%) of the then authorized shares. An additional five percent (5%) shall be transferred to Engstrom upon the occurrence of a corporate event (sale of Purchaser or Corebyte, Inc. IPO of Corebyte, Inc. or any other event materially impacting the equity structure of Corebyte, Inc.). All stock delivered in connection with the Closing shall be subject to the applicable legal restrictions, including but not limited to Section 144 of the Securities Act.

                  All stock certificates to be delivered to Engstrom or Person(s) designated by him in writing, pursuant to this subsection (d) of this Article 2.4 shall be held in escrow, with Purchaser's counsel until the litigation entitled Engstrom v. Futureshare, has been fully and finally decided, whether by judgement and an exhaustion of all appeals, or by settlement. In the event that any final judgement Engstrom v. Futureshare awards any percentage of the Intellectual Property or Corebyte products to any entity or person other than the Sellers, all stock certificates delivered pursuant to this Article shall immediately revert to the sole ownership by the Purchaser.

(e) Six months following the Closing, provided that Engstrom remains in the full time employment of Purchaser or a Subsidiary of Purchaser, Purchaser shall pay to Seller $75,000 representing certain expenses incurred by Seller in the development of the Intellectual Property ("Research and Development Expenses"). In no event shall Purchaser be liable to any creditor of Seller for payment of any past debts or obligations incurred in connection with the development of the Intellectual Property prior to the date of the Closing.

                  In the event that, six months following closing, the litigation entitled Engstrom v. Futureshare, has not been fully and finally decided, whether by judgement and an exhaustion of all appeals, or by settlement, any monies to be paid to Seller pursuant to this subsection (e) shall be held in escrow, with Purchaser's counsel until a final determination of the litigation. In the event that the decision Engstrom v. Futureshare awards any percentage of the Intellectual Property or Corebyte products to any entity or person other than the Sellers, Purchaser shall by fully and finally released from any obligation to pay any monies representing Research and Development Expenses to Seller.

2.5 Closing. The Closing shall be held at the New York offices of Purchaser, 717 Fifth Avenue, 15th floor, New York, New York 10022, or such other place as the parties hereto shall agree at 12:00 on July 27, 1999, or at such other time and place as the Purchaser and Sellers may agree. At the Closing,

(a)      Purchaser shall pay the Purchase Price due pursuant to ss.2.4.

(b) Sellers shall deliver to the Purchaser the Intellectual Property and asset transfer documents in the Forms attached hereto as Exhibit E1-E5 and.

(c)               Sellers shall deliver the appropriate waivers.

(d)               Without  prejudice  to  Purchaser's  rights set forth  herein,
                  Sellers  shall  deliver  to  Purchaser,   revised   Disclosure
                  Schedules updating the information shown thereon.

(e)               Engstrom shall execute the Employment Agreement.

(f) Sellers shall deliver to Purchaser one reproducible version of the source code for the entire Corebyte(TM) software product family.

(g) Purchaser and Sellers shall also execute and deliver all such instruments, documents and certificates as may be reasonably requested by the other party that are necessary, appropriate and desirable for the consummation of the transactions contemplated by this Agreement.

2.6 Allocation. The purchase price shall be allocated by Seller as follows: 1/2 to the purchase of the business name and goodwill, and 1/2 to the purchase of the intangible intellectual property.


                                   ARTICLE III

                                 COREBYTE, INC.

3.1 Certificate of Incorporation. Purchaser shall incorporate Corebyte, Inc. and shall own eighty percent (80%) of the authorized and outstanding shares at inception.

     3.2 Directors. Engstrom shall be one of the initial directors of Corebyte, Inc.

     3.3 By-Laws.  The Board of  Directors  shall adopt the By-laws of Corebyte,
Inc.

3.4 Officers. Engstrom shall be the initial President of Corebyte. Additional officers shall be subject to the approval of the Chairman of the Board.

3.5

                                   ARTICLE IV

                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

The Sellers, jointly and severally, hereby represent and warrant to Purchaser that the statements contained in this Article IV are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Article IV), except as set forth in the Disclosure Schedule accompanying this Agreement. The Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this Article IV.

4.1      Organization and Qualification:

         (a) SFDLLC is a limited liability company, duly organized, validly existing, under the laws of the jurisdiction of its organization. ss.4.1(a) of the Disclosure Schedule accurately sets forth the authorized and outstanding Members and Managers of SFDLLC and their respective membership interests. There are no other outstanding equity interests in SFDLLC. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, exchange rights, or other contracts or commitments that require the SFDLLC to issue, sell, or otherwise cause to become outstanding any of its capital membership interests. SFDLLC has heretofore made available to Purchaser a complete and correct copy of the certificate of organization and the By-laws or comparable organizational documents, each as amended as of the date hereof, of SFDLLC.

(b) John Engstrom individually and d/b/a/ SF Digital is authorized to do business in New York State and any other state in which it does business. ss.4.1(b) of the Disclosure Schedule lists any other Person claiming an ownership interest or right to an ownership interest in the business of John Engstrom individually and d/b/a/ SF Digital.

         (c) There are no Subsidiaries of any of the Sellers and none of the Sellers controls directly or indirectly or has any direct or indirect equity participation in any corporation, partnership, trust or other business association which is not a Subsidiary of the Sellers, except as set forth in ss.4.1(c) of the Disclosure Schedule

4.2 Authorization of Transaction. Collectively, the Sellers have full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. Without limiting the generality of the foregoing, any and all managers, executives or members of SFDLLC, and any other executive of Engstrom agree to the performance of this Agreement by the Sellers. This Agreement constitutes the valid and legally binding obligation of the Sellers, enforceable in accordance with its terms and conditions.

 4.3 Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby (including the assignments and assumptions referred to in Article II above and the sale of the Excluded Assets) will, (a) violate any Constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the Sellers are subject or any provision of the organizational agreements of any of the Sellers or (b) conflict with, result in a breach of, constitute a violation of, constitute a default under, result in the acceleration of, or result in any loss of any material benefit, or the creation of any Lien on any of the property or assets of the Sellers, create in any party the right to accelerate, terminate, amend, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument, or other arrangement to which any of the Sellers are a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets). Except as set forth on ss. 4.3 of the Disclosure Schedule, the delivery or performance of this Agreement by the Sellers, the consummation by the Sellers of the transactions contemplated hereby or the compliance by the Sellers with any of the provisions hereof will not require any consent, waiver, approval, authorization or permit of, or registration or filing with or notification to any government or subdivision thereof, domestic, foreign or supranational or any administrative, governmental or regulatory authority, agency, commission, tribunal or body, domestic, foreign or supranational, (including the assignments and assumptions referred to in Article II above).

4.4 Brokers' Fees. Except for any legal fees payable by the Sellers, and the fee payable by Sellers after the Closing to Chris Bren in connection with the transactions contemplated by this Agreement, the Sellers have no Liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transaction contemplated by this Agreement.

4.5 Title to Assets. Except as claimed by Futureshare.com LLC, the Sellers have good and marketable title to, or a valid leasehold interest in, or valid and current licenses to use and distribute the properties, assets and Intellectual Property used by them, located on their premises, or shown in the Business Plan and Financial Projections, or acquired after the date thereof, free and clear of all Security Interests. Without limiting the generality of the foregoing, the Sellers has good and marketable title to all of the Acquired Assets, free and clear of any Security Interest or restriction on transfer.

4.6  Financial   Projections  and  Budget.   The  Business  Plan  the  Financial
Projections and Budget stating the good faith estimated of launching the Corebyte(TM) software and communications product and revenues expected to be earned during the time period covered by the Financial Projections. The estimations contained therein are accurate as of the Closing Date.

4.7 Taxes. The Sellers have (a) filed all Tax Returns which they are required to file under applicable laws and regulations (including statements of estimated Taxes owed), and (b) paid all Taxes which have become due and payable, including all withholding taxes. All such Tax returns were correct and complete in all respects. None of the Sellers are currently a beneficiary of any extension of time within which to file a tax return. No deficiencies for any Tax are currently assessed against the Sellers and no Tax Returns of any of the Sellers have ever been audited, and, to the knowledge of the Sellers, there is no such audit pending or contemplated. The Sellers have not granted any waiver of any statute of limitation with respect to, or any extension for a period of assessment of, any Tax, nor has any such waiver or request been made to the Sellers by any Federal, state, local or foreign taxing authority, outstanding against the assets, properties or business of the Sellers. There are no Security Interests on any of the assets of any of the Sellers that arose in connection with any failure (or alleged failure) to pay any tax. There is no pending dispute with any authority concerning any past, present or future Taxes. Sellers have delivered to Purchaser correct and complete copies of all federal and state Income Tax Returns, examination reports, and statements of deficiencies assessed against or agreed to by any of the Sellers since December 31, 1989.

4.8 Undisclosed Liabilities and Litigation. (a) None of the Sellers has any Liability (and there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any Liability), except for certain Liabilities arising in the course of the development of the software, and listed on Disclosure Schedule ss.4.8 (none of which results from, arises out of, relates to, is in the nature of, or was caused by any breach of contract, breach of warranty, tort, infringement, or violation of law). (b) Except as set forth in Disclosure Schedule ss.4.8 there are no suits, claims, actions, proceedings, including, without limitation, arbitration proceedings or alternative dispute resolution proceedings, or investigations pending or, to the knowledge of the Sellers, threatened against the Sellers or which questions or challenges the validity of this Agreement or the transactions contemplated hereby.

4.9 Legal-Compliance. Each of the Sellers, and their respective predecessors and Affiliates has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof) , and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply.

4.10 Changes. Since January 1, 1999, except as otherwise disclosed in Disclosure Schedule ss.4.10:

         (a) there has been no event, effect or change (including the incurrence of any liabilities or obligations of any nature whether or not accrued, contingent or otherwise) having a Material Adverse Effect on the Sellers.

     (b) none of the Sellers has adopted any amendment to its Certificate of Incorporation or By-laws;

         (c) none the Sellers has, reissued, pledged or sold, or authorized the issuance, reissuance, pledge or sale of (i) additional equity of any class, or securities convertible into, exchangeable for or evidencing the right to substitute for, equity of any class, or any rights, warrants, options, calls, commitments or any other agreements of any character, to purchase or acquire any capital stock or any securities or rights convertible into, exchangeable for, or evidencing the right to subscribe for, equity.

          (d) none the Sellers has entered into any employment, severance or similar agreement with any employee of the Sellers which does not by its terms terminate, or cannot be terminated or satisfied by Purchaser without premium or penalty, prior to or at the Closing;

     (e) none the Sellers has made any loans to any of the Sellers, managers, officers or directors;

4.11 Real Property. Disclosure Schedule ss.4.11 contains descriptions of all of the Sellers ownership interests, leasehold interests, easements, licenses, rights of access, and rights-of-way in all real property which are owned or leased by the Sellers, and are which included in the definition of Acquired Assets, which are used in the operation of the Acquired Assets. (the "Real Property") (including name of lessor, expiration date and monthly rent). Each of the leases in connection with the Real Property is in full force and effect. Except as set forth on Disclosure Schedule ss.4.11, there are no parties in possession of all or any portion of the Real Property other than the Sellers, whether as lessees, tenants at will, trespassers or otherwise. No zoning, building or other federal, state or municipal law, ordinance, regulation or restriction is violated by the continued maintenance, operation or use of the Real Property or any tract or portion thereof or interest therein in its present manner. The current use of the Real Property and all parts thereof as aforesaid does not violate any restrictive covenants of record affecting the Real Property. All necessary licenses, permits and authorizations required by any governmental authority with respect to the Real Property have been obtained, have been validly issued and are in full force and effect. Except as otherwise disclosed on Disclosure Schedule ss.4.11, none of the Company, any Subsidiary or any other party is in default under any lease or other instrument of conveyance. All leasehold interests (including the improvements thereon) are available for immediate use in the conduct and operation of the business of the Sellers.

4.12 Title to and Condition of Personal Property. Disclosure Schedule ss.4.12 hereto contains a description of the items of Personal Property which comprise all Personal Property used in connection with the business of the Sellers or which permits the operation of the business of the Sellers as now being conducted. Sellers have good title to all Personal Property and none of the Personal Property is subject to any security interest, mortgage, pledge, conditional sales agreement or other lien or encumbrance, except for liens which shall be discharged or removed by the Sellers prior to or at Closing. None of the Sellers, and to the Sellers' knowledge no other party is, in material default under any of the leases, licenses and other agreements relating to the Personal Property. Except as otherwise disclosed in Disclosure Schedule ss.4.12 hereto, the Personal Property is in good operating condition and repair (ordinary wear and tear excepted), permits the operation of the business of the Sellers as currently conducted without any immediate need for replacement and is available for immediate use in the business of the Sellers. The term "Personal Property" means all of the machinery, equipment, computer programs, computer software, tools, motor vehicles, furniture, leasehold improvements, office equipment, supplies, plant, spare parts and other tangible or intangible personal property which are owned or leased by the Sellers.

4.13. Intellectual Property.

     (a) Disclosure Scheduless.4.13(a) contains a true and complete list of all Intellectual Property owned or licensed by the Sellers including but not limited to: letters patent, patent applications, trade names, trademark and service mark registrations and applications, copyrights, copyright registrations and applications, licenses in and/or rights to the foregoing, both domestic and foreign, claimed by the Sellers in its business, whether registered or not. Disclosure Schedule ss.4.13(a), lists each geographic location in which the Intellectual Property has been filed and each geographic location where such Intellectual Property is used is intended to be used. In each case to the extent such Intellectual Property is used or intended to be used in such geographic locations, the Intellectual Property has been adequately protected by the Sellers to the greatest extent provided by law in each geographic location. The Sellers have taken all reasonable security measures to protect the secrecy, confidentiality and value of all Intellectual Property and Proprietary Information.

(b) Except as described in Disclosure Schedule ss.4.13(b), the Sellers own or have the right to use pursuant to license, sublicense, agreement, or permission to use all Intellectual Property necessary, required or desirable for or incident to the design, development, manufacture, operation, distribution sale and use of all products and services sold or rendered or proposed to be sold or rendered by the Sellers in the Business Plan, free and clear of any right, equity or claim of others.

(c) Disclosure Schedule ss.4.13(c) identifies each item of Intellectual Property that any third party owns and that any of the Sellers use pursuant to license, sublicense, agreement, or permission in the course of its business as described in the Business Plan and in connection with the Corebyte(TM) product family. The Sellers has delivered to the Purchaser correct and complete copies of all such licenses, sublicenses, agreements, and permissions (as amended to date) . With respect to each such item of used Intellectual Property required to be identified in Disclosure Schedule ss.4.13(c):

                           (i) the license, sublicense, agreement, or permission
                           covering   the  item  is   legal,   valid,   binding,
                           enforceable, and in full force and effect;

                           (ii) the license, sublicense, agreement, or permission will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions contemplated hereby (including the assignments and assumptions referred to in Article II above);

                           (iii) no party to the license, sublicense, agreement, or permission is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default or permit termination, modification, or acceleration thereunder;

     (iv) no party to the license, sublicense, agreement, or permission has repudiated any provision thereof;

                           (v) with respect to each sublicense, the representations and warranties set forth in subsections 4.13(c)(i) through 4.13(c)(iv) above are true and correct with respect to the underlying license;

                           (vi) the underlying item of Intellectual Property is not subject to any outstanding injunction, judgment, order, decree, ruling, or charge;

                           (vii) no action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand is pending or threatened which challenges the legality, validity, or enforceability of the underlying item of Intellectual Property; and

                           (viii) none of the Sellers has granted any sublicense
                           or  similar   right  with  respect  to  the  license,
                           sublicense, agreement, or permission.

         (d) Each item of Intellectual Property owned or used by any of the immediately prior to the Closing hereunder will be owned by the Purchaser or its Subsidiary on identical terms and conditions immediately subsequent to the Closing hereunder.

         (e) Except as described in Disclosure Schedule ss.4.13(e), (i) none of the Sellers has sold, transferred, assigned, licensed or subjected to any Lien, any Intellectual Property or Proprietary Information or any interest therein, and (ii) none of the Sellers are obligated or under any liability whatever to make any payments by way of royalties, fees or otherwise to any owner or licensor of, or other claimant to, any Intellectual Property or Proprietary Information.

     (f) Except for the claims made by Futureshare, LLC, to the best knowledge of the Sellers, there is no unauthorized or infringing use of or misappropriation with respect to, any of the Intellectual Property or Proprietary Information. To the best knowledge of the Sellers, neither the Intellectual Property nor the Proprietary Information infringes upon or misappropriates the rights of any third party. None of the Sellers has received from any person or entity, any notice, charge, claim or assertion that the any of the Sellers' use of any of the Intellectual Property or Proprietary Information constitutes infringement, misappropriation or act of unfair competition; and has not, within any time period as to which liability of another person or entity is not barred by statute, sent or otherwise communicated to such other person or entity any notice, charge claim or other assertion of, or has knowledge of any present or threatened infringement of the Intellectual Property or Proprietary Information by such other person or entity, or misappropriation of any Intellectual Property or Proprietary Information by such other person or entity or any acts of unfair competition by such other person or entity. The Sellers have the absolute right to bring actions for the infringement of the Intellectual Property or Proprietary Information. There is no claim or demand of any person or entity pertaining to, or any action that is pending or, to the Sellers' knowledge, threatened, which challenges the rights of the Sellers in respect of any Intellectual Property or any Proprietary Information.

     (h) A list of the beta-testers for the Corebyte products is attached to Disclosure Schedule 4.13 (g).

(i)               Seller warrants and represents  that the Corebyte  software is
                  an  original   creation  which  was  initially  affixed  to  a
                  permanent medium as of July, 1996.

4.14 Contracts.

     (a) Disclosure Scheduless.4.14(a) hereto contains a list and description of all agreements, written or oral (including any amendments or modifications thereto) to which any of the Sellers are or have been a party (the "Contracts") since January 1, 1997, relating to the business of the Sellers, including but not limited to agreements for the lease of personal property, purchase or sale of materials, furnishing of services, partnerships, joint ventures, alliances, indebtedness or security, confidentiality or noncompetition, profit sharing, stock options, employment, severance, collective bargaining agreement and any agreement under which the consequences of a default or termination could have any adverse effect in the financial condition, operations, results or future prospects of the business as Described in the Business Plan and Financial Projections and Budget. On or prior to the date hereof, the Sellers have provided Purchaser with true and complete copies of the Contracts, Contract Affirmations or Intellectual Property Releases for all Clients set forth in Disclosure Scheduless.4.14(a). All of the Contracts listed on Disclosure Scheduless.4.14(a) are in full force and effect, and are valid, binding and enforceable in accordance with their terms. Except as otherwise disclosed on Disclosure Scheduless.4.14(a), there is no default or breach by any of the Sellers, or to the Sellers' knowledge, any other party to any Contract set forth on Disclosure Scheduless.4.14(a) and there are no negotiations pending or in progress to revise, modify, terminate or extend any such Contracts. Purchaser is only assuming the Seller's obligations underracts specifically included in Exhibit A and listed in Disclosure Scheduless.4.14(a).

        (b) Except as expressly contemplated by this Agreement or as set forth on Disclosure Schedule ss.4.14(a) hereto, none of the Sellers are a party to or bound by any written or oral:

                           (i) pension, profit sharing, stock option, employee stock purchase or other plan or arrangement providing for deferred or other compensation to employees or any other employee benefit plan or arrangement, or any collective bargaining agreement or any other contract with any labor union, or severance agreements, programs, policies or arrangements;

                           (ii) contract for the employment of any officer, individual employee or other Person on a full-time, part-time, consulting or other basis or contract relating to loans to officers, directors or Affiliates;

                           (iii)    contract   under  which  the  Sellers   have
                                    advanced or loaned any other Person amounts in the aggregate exceeding $1,000;

                           (iv) agreement or indenture relating to borrowed money or other indebtedness or the mortgaging, pledging or otherwise placing a Lien on any asset or group of assets of the

                                    Sellers;

                           (v)      guarantee of any obligation;

                           (vi) lease or agreement under which any of the Sellers are lessee of or holds or operates any personal property owned by any other party;

                           (vii) lease or agreement under which any of the Sellers are lessor of or permits any third party to hold or operate any property, real or personal, owned or controlled by the Sellers;

                           (viii) assignment, license, indemnification or agreement with respect to any intangible property (including, without limitation, any Intellectual Property listed in Disclosure Schedule ss.4.13)

                           (ix) express warranties with respect to its services rendered or its products sold or leased;

                           (x) contract or agreement prohibiting it from freely engaging in any business or competing anywhere in the world; or

                          (xi) any other agreement which is material to its operations and involves a consideration in excess of $2,000 annually.

         (c) No party may claim ownership rights in any of the Corebyte software by virtue of their status as former employer or independent contractor with the Sellers. Sellers have provided Purchaser with limited releases documenting this representation. Copies of these releases are set forth in Disclosure Schedule 4.14 (c). A breach of this representation will entitle Purchase to seek a return of the Purchase Price and damages flowing form such breach.

4.15 Notes and Accounts Receivable. All notes and accounts receivable of the Sellers are reflected properly on the Financial Projections and are listed in Disclosure Schedule ss.4.15 and , are valid receivables subject to no setoff or counterclaims, are current and collectible, and will be collected in accordance with their terms at their recorded amounts in accordance with the past custom and practice of the Sellers.

4.16 Powers of Attorney. There are no outstanding powers of attorney executed on behalf any of the Sellers.

4.17 Insurance. Disclosure Schedule ss.4.17 sets forth an accurate description of each insurance policy (including policies providing property, casualty, liability, and workers, compensation coverage and bond and surety arrangements) to which any of the Sellers has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past five years. With respect to each such insurance policy: (a) the policy is legal, valid, binding, enforceable, and in full force and effect; (b) the policy will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions contemplated hereby (including the assignments and assumptions referred to in S2 above); (c) none of the Sellers nor any other party to the policy is in breach or default (including with respect to the payment of premiums or the giving of notices) , and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; and (d) no party to the policy has repudiated any provision thereof. Each of the Sellers has been covered during the past five years by insurance in scope and amount customary and reasonable for the businesses in which it has engaged during the aforementioned period. ss.4.17 of the Disclosure Schedule describes any self-insurance arrangements affecting any of the Sellers.

4.18 Employees. None of the Sellers have implemented or provided any Employee Benefit Plan to any employee. None of the employees of the Sellers are represented by a union or subject to a collective bargaining agreement. Disclosure Schedule 4.18 lists (i) all employment agreements, whether oral or written, between the Sellers and any of their respective directors or officers and between the Sellers its or their employees and (ii) all consultants, independent contractors, employees, officers, directors or Persons who have ever been engaged in any capacity at any time since January 1, 1997 to perform services of any nature or connection with the Corebyte(TM) product family as described in the Business Plan.

4.19     Environmental Laws and Regulations: Environment, Health, and Safety.

         (a) Each of the Sellers and their respective predecessors and Affiliates has complied with all Environmental, Health, and Safety Laws, and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been served, filed, or commenced against any of them alleging any failure so to comply. The Sellers have complied with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules, and timetables which are contained in, all Environmental, Health, and Safety Laws.

     (b) None of the Sellers has any Liability (and none of the Sellers, and their respective predecessors and Affiliates has handled or disposed of any substance, arranged for the disposal of any substance, exposed any employee or other individual to any substance or condition, or owned or operated any property or facility in any manner that could form the basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of the Sellers giving rise to any Liability) for damage to any site, location, or body of water (surface or subsurface), for any illness of or personal injury to any employee or other individual, or for any reason under any Environmental, Health, and Safety Law.

         (c) All properties and equipment used in the business of the Sellers and their respective predecessors and Affiliates have been and are free of Hazardous Substances.

         (d) No underground storage tanks, as defined in the Resource Conservation and Recovery Act of 1970, as amended; or under any applicable state law, are present on any of the properties used by the Sellers, and no such tanks were previously abandoned or removed.

                                    ARTICLE V

                         REPRESENTATIONS AND WARRANTIES
                                  OF PURCHASER

Purchaser represent and warrants to the Sellers that:

5.1 Organization and Qualification. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware Purchaser has the requisite corporate power and authority to own, operate or lease its properties and to carry on its business as it is now being conducted, and is duly qualified or licensed to do business, and is in good standing, in each jurisdiction in which the nature of its business or the properties owned, operated or leased by it makes such qualification, licensing or good standing necessary.

5.2 Authority Relative to this Agreement. Purchaser has all necessary corporate power and authority to execute and deliver this Agreement, and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by Purchaser and the consummation by Purchaser of the transactions contemplated hereby have been duly and validly authorized and approved by the Boards of Directors of Purchaser and no other corporate proceedings on the part of Purchaser are necessary to authorize or approve this Agreement, or to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by Purchaser and, assuming the due and valid authorization, execution and delivery by the Sellers, constitutes a valid and binding obligation Purchaser enforceable against it in accordance with its terms, except that such enforceability (a) may be limited by bankruptcy, insolvency, moratorium or other similar laws affecting or relating to the enforcement of creditors' rights generally and (b) is subject to general principles of equity.

5.3  No Conflict: Required Filings and Consents.

     (a) Neither the execution, delivery or performance of this Agreement by Purchaser, the consummation by Purchaser of the transactions contemplated hereby or compliance by Purchaser with any of the provisions hereof will (i) conflict with or violate the organizational documents of Purchaser, (ii) conflict with or violate any statute, ordinance, rule, regulation, order, judgment or decree applicable to Purchaser, or any of their Subsidiaries, or by which any of them or any of their respective properties or assets may be bound or affected, or
(iii) result in a violation pursuant to any note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise or other instrument or obligation to which Purchaser, or any of their Subsidiaries, is a party or by which any of their respective properties or assets may be bound or affected.

         (b) None of the execution and delivery of this Agreement by Purchaser, the consummation by Purchaser of the transactions contemplated hereby or compliance by Purchaser with any of the provisions hereof will require any Consent of any Governmental Entity.

5.4 Brokers. Neither Purchaser, nor any of their Subsidiaries, nor any of their respective officers, directors or employees has employed any broker or finder or incurred any liability for any brokerage fees, commissions or finder's fees in connection with the transactions contemplated by this Agreement.

                                   ARTICLE VI

                              PRE-CLOSING COVENANTS

The Parties agree as follows with respect to the period between the execution of this Agreement and the Closing.

     6.1 General. Each of the Parties will use its best efforts to take all action and to do all things necessary, proper or advisable in order to consummate and make effective the transactions contemplated by this Agreement (including, satisfaction, but not waiver, of the closing conditions set forth, in Article VII, below).

6.2 Notices and Consents. The Sellers will give any notices to third parties, and, Sellers will obtain any third party consents and waivers, that the Purchaser may request in connection with the matters referred to in the relevant Disclosure Schedules. =Each of the Parties will) give any notices to, make any filings with, and use its best efforts to obtain any authorizations, consents, and approvals of governments and governmental agencies in connection with the matters referred to in the relevant Disclosure Schedules above. Without limiting the generality of the foregoing, each of the Parties will file any Notification and Report Forms and related material that it may be required to file with the Federal Trade Commission and the Antitrust Division of the United States Department of Justice under the Hart-Scott-Rodino Act.

6.3 Operation of Business. Except for the sale of the Excluded Assets, the Sellers will not engage in any practice, take any action, or enter into any transaction outside the ordinary course of business. Without limiting the generality of the foregoing and except for the sale of the Excluded Assets, the Sellers will not (a) declare, set aside, or pay any dividend or make any distribution with respect to its capital stock (whether in cash or in kind) or redeem, purchase, or otherwise acquire any of its capital stock; (b) sell, lease, transfer, or assign any of its assets, tangible or intangible, to any third party (including any intercompany transfer) other than for a fair consideration in the ordinary course of business; (c) enter into any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses); (d) accelerate, terminate, modify, or cancel any agreement, contract, lease, or license (or series of related agreements, contracts, leases, and licenses) to which any of the Sellers are a party or by which any of them is bound; (e) incur, assume or pre-pay any debt, (f) assume guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other Person or (g) make any advances loans or capital contributions to, or investments in, any other Person (h) settle or compromise any suit or claim or threatened suit or claim; or (i) agree in writing or otherwise to take any of the foregoing actions prohibited under
Section 6.1 or any action which would cause any representation or warranty in this Agreement to be or become untrue or incorrect in any material respect (j) make or pledge to make any charitable or other capital contribution outside the ordinary course of business. Except for the sale of the Excluded Assets, the Sellers will keep its business and properties substantially intact, including its present operations, physical facilities, working conditions, and relationships with lessors, licensers, suppliers, customers, and employees.

6.4 Full Access. The Sellers will permit representatives of the Purchaser to have full access to all premises, properties, personnel, books, records
(including Tax records), contracts, and documents of or pertaining to the Sellers. This access includes access for the Purchaser to conduct environmental assessment investigations of the premises and properties. The Sellers will fully cooperate with such environmental assessment investigation.

6.5 Notice of Developments. Each Party will give prompt written notice to the other party of any breach of any of its own representations and warranties in Articles IV and V above. No disclosure by any Party pursuant to this Section 6.5, however, shall be deemed to amend or supplement the Disclosure Schedule or to prevent or cure any misrepresentation, breach of warranty, or breach of covenant.

6.6 Exclusivity. Except with respect to the Excluded Assets herein, the Sellers will not (and will not cause or permit any of its, directors, officers, employees, or agents to) (a) solicit, initiate, or encourage the submission of any proposal or offer from any Person relating to the acquisition of any equity or other voting securities, or any substantial portion of the assets, of any of the Sellers (including any acquisition structured as a merger, consolidation, or share exchange), or (b) participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any Person to do or seek any of the foregoing. The Sellers will notify the Purchaser immediately if any Person makes any proposal, offer, inquiry, or contact with respect to any of the foregoing.

6.5 Public Announcements. The mutual press release with respect to the execution of this Agreement shall be a press release acceptable to the Sellers and the Purchaser. Thereafter, so long as this Agreement is in effect, the Purchaser shall have sole discretion to issue any press release or otherwise make any public statement with respect to the transactions contemplated by this Agreement.

                                   ARTICLE VII

                        CONDITIONS TO OBLIGATION TO CLOSE

7.1 Conditions to Obligations of Purchaser. The obligations of Purchaser to consummate the transactions to be performed by it in connection with the Closing is subject to the satisfaction of the following conditions:

(a) Representations and Warranties. All representations and warranties of the Sellers shall be true and complete in all material respects at and as of the Closing Date as though such representations and warranties were made at and as of such time.

(b) Purchaser and Sellers shall have executed a Bill of Sale for the Acquired Assets.

(c) Covenants and Conditions. The Sellers shall have in all material respects performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by them prior to or on the Closing Date.

(d) Adverse Change. Since April 1, 1999, there shall have been no material adverse change in the business, assets, condition (financial or otherwise), prospects, or results of operations of the Sellers.

          (e) Consents. All necessary third party Consents and waivers shall have been duly obtained and delivered to Purchaser.

         (f) Employment Agreement. Engstrom shall have entered into an Employment Agreement with Purchaser form and substance as set forth in Exhibit C, hereto.

     (g) Legalities. Except for the Futureshare Litigation, no action, suit, or proceeding shall be pending before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement,
(ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (iii) affect adversely the right of the Purchaser to own any of the Acquired Assets, to operate the former businesses of the Sellers, or (iv) affect adversely the right of the Sellers to own its assets and to operate its businesses (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect).

7.2 Conditions to Obligations of the Company and Shareholders. The respective obligations of the Sellers to consummate the transactions to be performed by it in connection with the closing is subject to satisfaction of the following conditions:

           (a) Representations and Warranties. All representations and warranties of Purchaser shall be true and complete in all material respects at and as of the Closing Date as though such representations and warranties were made at and as of such time.

           (b) Covenants and Conditions. Purchaser shall have in all material respects performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by them prior to or on the Closing Date.

         (c) Board Approval. The Board of Directors of Purchaser shall have duly approved the transactions contemplated by this Agreement.

         (d) Consents. All necessary Purchaser Consents shall have been duly obtained and delivered to the Company.

          (e) Legality. No action, suit, or proceeding shall be pending before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction
                  wherein  an unfavorable   injunction,   judgment,   order,
                  decree, ruling, or charge would (i) prevent consummation of any of the transactions contemplated by this Agreement, (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (iii) affect adversely the right of the Purchaser to own any of the Acquired Assets, to operate the former businesses of the Sellers, or (iv) affect adversely the right of the Sellers to own its assets and to operate its businesses (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect).


                                  ARTICLE VIII

                         TERMINATION; AMENDMENTS; WAIVER

8.1   Termination.   This  Agreement  may  be  terminated  and  the  transaction contemplated hereby may be abandoned at any time prior to the Closing, notwithstanding approval thereof by the Purchaser's Board of Directors:

         (a)      by mutual consent of  the Parties;

         (b) by the Sellers if Purchaser shall have made a material misrepresentation or have breached in any material respect any of their respective representations, covenants or other agreements contained in this Agreement, which breach cannot be or has not been cured within 30 days after the giving of written notice to Purchaser, as applicable; or

         (c) by Purchaser if the Sellers shall have breached any representation, warranty, covenant or other agreement contained in this Agreement which breach cannot be or has not been cured within 30 days after the giving of written notice to the Sellers; or

         (d) by Purchaser if the Purchaser's Board of Directors shall not have approved the transactions contemplated by this Agreement;
                  or

         (e) by the Sellers if Closing shall not have occurred by September 1, 1999.

8.2 Effect of Termination. In the event of the termination of this Agreement pursuant to Section 8.1, this Agreement shall forthwith become void and have no effect, without any liability on the part of any Party or its directors, officers, employees or stockholders. Nothing contained in this Section 8.2 shall relieve any party from liability for any breach of this Agreement.

8.3 Specific Performance. Notwithstanding anything in this Agreement to the contrary, if, on the Closing Date, the Purchaser (a) has complied with all of the conditions to Closing contained in Article has notified the Sellers of its intention to consummate the transactions contemplated under this Agreement, and
(iii) is ready and able to pay the Purchase Price and furnishes evidence to that effect to the Sellers, and if the Closing does not then occur due to the refusal of the Sellers to so consummate the transactions contemplated under this Agreement, the Purchaser will be entitled to specifically enforce the terms of this Agreement in a court of competent jurisdiction, it being acknowledged that monetary damages due the Purchaser in such case cannot be adequately determined at law.

8.4 Extension;  Waiver.  At any time prior to the Closing,  any party hereto may
(i) extend the time for the performance of any of the obligations or other acts of any other party hereto, (ii) waive any inaccuracies in the representations and warranties contained herein by any other party or in any document, certificate or writing delivered pursuant hereto by any other party or (iii) waive compliance with any of the agreements of any other party or with any conditions to its own obligations. Any agreement on the part of any party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party.


                                   ARTICLE IX

                         SURVIVAL OF REPRESENTATIONS AND
                         WARRANTIES AND INDEMNIFICATION

9.1 Survival of Representations and Warranties. All of the representations, warranties, covenants, and agreements contained in this Agreement and in any certificate, schedule, document, or other writing delivered pursuant hereto have been relied upon and shall survive the Closing; provided, that any representation and warranty contained in Articles IV and V shall be fully effective and enforceable only for a period from the Closing Date through and until the second anniversary of the Closing Date and shall thereafter be of no further force or effect, except as to claims for indemnification timely made pursuant to this Article IX which shall survive until resolved or judicially determined.

9.2      Indemnification Provisions for the Benefit of the Purchaser

     (a) Subject to the provisions of Article 9.6 (notice) and 9.1 (survival period), the Sellers agrees to indemnify the Purchaser from and against any all claims, demands, assessments, judgments, costs and expenses, including reasonable legal fees and expenses, imposed upon Purchaser as a result of a final adjudicated determination of a claim, action or suit, inclusive of reasonable appeals, (collectively "Adverse Consequences") the Purchaser may suffer through and after the date of the claim for indemnification (including any Adverse Consequences the Purchaser may suffer after the end of any applicable survival period) resulting from, arising out of, relating to, in the nature of, or caused by The Sellers' misrepresentation or breach any of the Sellers' representations, warranties, and covenants contained in this Agreement.

         (b) The Sellers agree to indemnify the Purchaser from and against any Adverse Consequences the Purchaser may suffer resulting from, arising out of, relating to, in the nature of, or caused by:

                           (i) any Liability of the Sellers which is not an Assumed Liability (including any Liability of the Sellers that becomes a Liability of the Purchaser under any bulk transfer law of any jurisdiction, under any common law doctrine of de facto merger or successor liability, or otherwise by operation of law); or

     (ii) any Liability of any of the Sellers' for the unpaid Taxes of any Person (other than any of the Sellers) under Treas. Reg. ss.1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise.

(iii) any Liability of the Sellers (including costs and attorneys fees) imposed as an outcome of any litigation involving Futureshare.com LLC or any of the principals of Futureshare.com, LLC, unless such Liability is expressly agreed to be assumed by Purchaser, in writing, at a later date.

9.3      Indemnification  Provisions for the Benefit the  Sellers.

     (a) Subject to the provisions of Article 9.6 (notice) and 9.1 (survival period), the Purchaser agrees to indemnify the Sellers from and against any all claims, demands, assessments, judgments, costs and expenses, including reasonable legal fees and expenses, imposed upon Sellers as a result of a final adjudicated determination of a claim, action or suit, inclusive of reasonable appeals, (collectively "Adverse Consequences") the Sellers may suffer through and after the date of the claim for indemnification (including any Adverse Consequences the Seller may suffer after the end of any applicable survival period) resulting from, arising out of, relating to, in the nature of, or caused by the Purchasers' misrepresentation or breach any of the Sellers' representations, warranties, and covenants contained in this Agreement.

          (b) The Purchaser agrees to indemnify the Sellers from and against any Adverse Consequences the Sellers may suffer resulting from, arising out of, relating to, in the nature of, or caused by any Assumed Liability.

  9.4     Matters Involving Third Parties.

          (a) If any third party shall notify any Party (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against the other Party (the "Indemnifying Party") under this Article 9, then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying the Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) the Indemnifying Party thereby is prejudiced.

     (b) The Indemnifying Party will have the option to defend the Indemnified Party against the Third Party Claim with counsel of its choice satisfactory to the Indemnified Party so long as (i) the Indemnifying Party notifies the Indemnified Party in writing within 10 business days after the Indemnified Party has given notice of the Third Party Claim that the Indemnifying Party will indemnify the Indemnified Party from and against any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim, (ii) the Third Party Claim involves only money damages and does not seek an injunction or other equitable relief, (iii) settlement of, or an adverse judgment with respect to, the Third Party Claim is not, in the good faith judgment of the Indemnified Party, likely to establish a precedential custom of practice adverse to the continuing business interests of the Indemnified Party, and (iv) the Indemnifying Party conducts the defense of the Third Party Claim actively and diligently.

         (c) So long as the Indemnifying Party is conducting the defense of the Third Party Claim in accordance with Section 9.4(b) above,
                  (i) the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense  of the Third  Party  Claim,  (ii) the  Indemnified
                  Party will not consent to the entry of any judgement or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (not to be withheld unreasonably) , and (iii) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party
                  Claim without the prior written consent of the Indemnified Party (not to be withheld unreasonably).

     (e) In the event any of the conditions in Section 9.4(b) above is or becomes unsatisfied, however, (i) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith), (ii) the Indemnifying Party will reimburse the Indemnified Party promptly and periodically for the costs of defending against the Third Party Claim (including reasonable attorneys' fees and expenses), and (iii) the Indemnifying Party will remain responsible for any Adverse Consequences the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim to the fullest extent provided in this Article IX.

9.5 Other Indemnification Provisions. The foregoing indemnification provisions under this S8 are in addition to, and not in derogation of, any statutory, equitable, or common law remedy any Party may have for breach of representation, warranty, or covenant.

9.6 Procedure for Indemnification. Following receipt of written notice from the either the Indemnified Party or a Third Party, of a claim, the Indemnifying Party shall have twenty (20) days (or such shorter period of time as is required to respond to the subject litigation or proceeding) to make such investigation of the claim as the Indemnifying Party deems necessary or desirable. For the purposes of such investigation, the Indemnified Party agrees to make available to the Indemnifying Party or its authorized representative(s) the information relied upon by the Indemnified Party to substantiate the claim. If the Indemnified Party and the Indemnifying Party agree at or prior to the expiration of said 20 day period (or any mutually agreed upon extension thereof) to the validity and amount of such claim, the Indemnifying Party shall immediately pay to the Indemnified Party the full amount of the claim. If the Indemnified Party and the Indemnifying Party do not agree within said period (or any mutually agreed upon extension thereof), the Indemnified Party may seek appropriate legal remedy. If a claim, whether between the parties or by a third party, requires immediate action, the parties will make every effort to reach a decision with respect thereto as expeditiously as possible.

                                    ARTICLE X

                                  MISCELLANEOUS

10.1     Legal Representation

                  Sellers represent that Purchaser has informed of their right to be represented by counsel and have advised them to retain counsel. Sellers voluntarily and have elected to proceed without formal representation but have consulted with counsel and are satisfied with all of the agreements constituting the transaction. Sellers waive any claims that they may have against Purchaser involving their lack of legal representation.

10.2    Entire Agreement; Assignment.

                  (a) This Agreement (including the documents and the instruments referred to herein) constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral among the parties with respect to the subject matter hereof and thereof.

                  (b) Neither this Agreement nor any of the rights, interests or obligations hereunder will be assigned by any of the parties hereto (whether by operation of law or otherwise) without the prior written consent of the other party (except that Parent may assign its rights and Purchaser may assign its rights, interest and obligations to any affiliate or direct or indirect subsidiary of Parent without the consent of the Company). Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and assigns.

10.3 Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

10.4 Notices. All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given when delivered in person, by overnight courier or facsimile to the respective parties as follows:

         If to  Purchaser:

                  Datapoint Corporation
                  8410 Datapoint Drive
                  San Antonio, Texas 78229
                  Attention:
                  Fax #:  (210) 593-7921

         with a copy to:

                  Povich  Kelly/ Associates
                  417 Canal Street, 6th Floor
                  New York, New York 10022
                  Attention:   Susan A. Povich, Esq.
                  Fax #: (212)  271-0363

         If to the Sellers:

                  SF Digital
                  John Engstrom
                  Corebyte
                  60 Barry Street, #2F
                  Brooklyn, New York 11211
                  Fax #:

         with copies to:


or to such other address as the person to whom notice is given may have previously furnished to the other in writing in the manner set forth above provided that notice of any change of address shall be effective only upon receipt thereof).

10.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, regardless of the laws that might otherwise govern under applicable principles of conflicts of laws thereof.

10.6 Consent to Jurisdiction: Waiver of Immunities. The Purchaser and Sellers irrevocably submit to the jurisdiction of any New York state or federal court thereof in any action or proceeding arising out of or relating to this Agreement, and the Purchaser and Sellers hereby irrevocably agree that all claims in respect of such action or proceeding may be heard and determined in such New York state court or in such federal court. Each of the parties hereto irrevocably and unconditionally consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process by certified mail to such party and its counsel at their respective addresses specified in Section 10.3 above.

10.7 Descriptive Headings. The descriptive headings and captions herein are inserted for convenience of reference only and are not intended to be part of or to affect the meaning or interpretation of this Agreement.

10.8 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

10.9 Parties in Interest. This Agreement shall be binding upon and inure solely to the benefit of each party hereto and nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement.

10.10  Incorporation  of Exhibits and  Schedules.  The  Exhibits  and  Schedules
(including   the   Disclosure   Schedule)   identified  in  this  Agreement  are
incorporated herein by reference and made a part hereof.

IN WITNESS WHEREOF, each of the parties has caused this Asset Purchase Agreement to be executed on its behalf by its respective officer thereunto duly authorized, all as of the day and year first above written.


                                                     DATAPOINT CORPORATION



                                                     Name: /s/Asher B. Edelman
                                                     Title:   Chairman


                                                     SF Digital, LLC



                                                     Name: /s/John Engstrom
                                                     Title: Manager

                                                     John Engstrom, Individually
                                                     and d/b/a SF Digital



                                                     Name: /s/John Engstrom
                                                     Title: