Form 10-Q
period 1999-10-30
DATAPOINT CORP
filed 1999-12-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended October 30, 1999

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


                       7 rue d'Anjou 75008, Paris, France
                              8410 Datapoint Drive
                          San Antonio, Texas 78229-8500
              (Address of principal executive offices and zip code)

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

     As of October 30, 1999, 18,348,229 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 2,642,988 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                   Page
                                                                  Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     October 30, 1999 and July 31, 1999                              3

    Consolidated Statements of Operations -
     Three Months Ended October 30, 1999
       and October 31, 1998                                          4

    Consolidated Statements of Cash Flows -
     Three Months Ended October 30, 1999 and
     October 31, 1998                                                5

    Notes to Consolidated Financial Statements                       6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    10



Part II. Other Information

Item 1.  Legal Proceedings                                          16

Signature                                                           17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                         (In thousands, except share data)
                                                            (Unaudited)
                                                             October 30,         July 31,
                                                                 1999              1999
                                                             ----------         ------------
Assets
Current assets:
   Cash and cash equivalents                                     $843            $3,568
   Restricted cash and cash equivalents                           372               328
   Accounts receivable, net of allowance for doubtful
     accounts of $878 and $880, respectively                   33,340            32,130
   Inventories                                                  1,731             2,632
   Prepaid expenses and other current assets                    1,519             2,272
---------------------------------------------------------------------------------------
   Total current assets                                        37,805            40,930

Fixed assets, net                                               6,010             5,928
Other assets, net                                               2,385             2,475
---------------------------------------------------------------------------------------
                                                              $46,200           $49,333
=======================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
   Payables to banks                                           $6,332            $6,676
   Current maturities of long-term debt                         4,960             4,960
   Accounts payable                                            13,224            14,451
   Accrued expenses                                            22,732            22,890
   Deferred revenue                                            10,852             9,311
   Income taxes payable                                         1,915             2,175
---------------------------------------------------------------------------------------
      Total current liabilities                                60,015            60,463

Long-term debt, exclusive of current maturities                50,000            50,000
Other liabilities                                              10,613            10,998

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized
10,000,000;  shares issued and  outstanding  661,967
in both  fiscal  2000 and fiscal  1999  (aggregate
liquidation preference, including dividend in arrears,
$16,714  in fiscal 2000 and $16,549 in fiscal 1999).              662               662
Common stock of $0.25 par value.  Shares authorized
40,000,000; shares issued  20,991,217, including
treasury shares of 2,642,988 in fiscal 2000 and
2,655,985 in fiscal 1999.                                       5,248             5,248
Paid in capital                                               212,733           212,733
Accumulated other comprehensive income                           (430)             (354)
Retained deficit                                             (290,623)         (288,292)
Treasury stock, at cost                                        (2,018)           (2,125)
------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                (74,428)          (72,128)
------------------------------------------------------------------------------------------------
                                                              $46,200           $49,333
===============================================================================================
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Quarter Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Oct. 30, 1999                       Oct. 31, 1998
                                                           -------------                       -------------

Revenue:
  Sales                                                         $15,171                            $17,974
  Service and other                                              14,851                             14,736
  -----------------------------------------------------------------------------------------------------------------
  Total revenue                                                  30,022                             32,710

Operating costs and expenses:
  Cost of sales                                                  11,767                             13,642
  Cost of service and other                                      10,099                             10,562
  Research and development                                          332                                585
  Selling, general and administrative                             7,783                              7,684
  Reorganization/restructuring costs                                624                                 --
-----------------------------------------------------------------------------------------------------------------------------------
   Total operating costs and expenses                            30,605                             32,473
-----------------------------------------------------------------------------------------------------------------------------------

   Operating income (loss)                                         (583)                               237

Non-operating income (expense):
  Interest expense                                               (1,361)                            (1,489)
  Other, net                                                         17                                112
----------------------------------------------------------------------------------------------------------------------------------
    Loss before income taxes and
     extraordinary credit                                        (1,927)                            (1,140)
Income tax expense                                                  305                                 57
-----------------------------------------------------------------------------------------------------------------------------------

  Loss before extraordinary credit                               (2,232)                            (1,197)
-----------------------------------------------------------------------------------------------------------------------------------

Extraordinary credit -- debt extinguishment                          --                              1,284
-----------------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                             $(2,232)                               $87
===================================================================================================================================
Net income (loss),  adjusted for preferred  stock
dividends paid or accumulated plus gain on exchange
and retirement of preferred stock -
  Net loss applicable to common shareholders:                   $(2,397)                              $(94)
===================================================================================================================
Basic and Diluted Loss  Per Common Share:
  Loss  before extraordinary credit                             $(.13)                                $(.08)
  Extraordinary credit                                             --                                   .07
===================================================================================================================================
        Net loss per common share                               $(.13)                                $(.01)
===================================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                       18,342,047                           18,101,316

See accompanying Notes to Consolidated Financial Statements

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)

                                                                                        (In Thousands)
                                                                                       Three Months Ended
                                                                                  October 30,    October 31,
                                                                                       1999            1998
Cash flows from operating activities:
   Net income (loss)                                                             $(2,232)              $87
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                                                   632               884
     Provisions (recoveries) on accounts receivable                                   30              (196)
     Gain on debt extinguishment                                                      --            (1,284)
     Deferred income taxes                                                             3               125
     Realized gain on sale of property                                                --              (273)
   Changes in assets and liabilities:
         (Increase) decrease in receivables                                       (1,428)            3,852
         (Increase) decrease in inventory                                            903              (740)
         Decrease in accounts payable and accrued expenses                        (1,352)           (6,409)
         Increase (decrease) in other liabilities and deferred credits             1,301              (220)
     Other, net                                                                      509               473
----------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                      (1,634)           (3,701)

Cash flows from investing activities:
   Payments for fixed assets                                                        (715)             (609)
   Proceeds from dispositions of fixed assets                                         --             2,111
   Other, net                                                                        (13)              218
----------------------------------------------------------------------------------------------------------
       Net cash provided (used) from investing activities                           (728)            1,720

Cash flows from financing activities:
   Proceeds from borrowings                                                       16,039            22,186
   Payments on borrowings                                                        (16,352)          (23,381)
   Restricted cash for letters of credit                                             (44)             (147)
-----------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                        (357)           (1,342)

Effect of foreign currency translation on cash                                        (6)              560
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (2,725)           (2,763)
Cash and cash equivalents at beginning of period                                   3,568            12,101
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $843            $9,338
                                                                                    ====            ======

Cash payments for:
   Interest                                                                         $142              $274
   Income taxes, net                                                                 362              $570

See accompanying Notes to Consolidated Financial Statements.

                     DATAPOINT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)

1.  Basis of Presentation and Sale of European Operations

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

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

The results of operations for the three months ended October 30, 1999, are not necessarily indicative of the results to be expected for the full year ended July 29, 2000.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it had a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raised substantial doubt about its ability to continue as a going concern. For the three month period ended October 30, 1999, the Company experienced a net loss of $2,232 and it has a working capital deficiency of $22,210 and a net capital deficiency of $74,428. The Company's ability to continue operations will depend on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there can be no assurances that the Company's operations will continue.

On May 17, 1999, the Company and its wholly-owned subsidiary, Datapoint International, Inc., entered into a letter of intent for a proposed sale (the "Asset Sale") of its European subsidiaries which comprise substantially all of the Company's operations (the "European Operations"). The European Operations represented 96% of the Company's total revenue during 1999 and 98% of the Company's total revenue for the three months ended October 30, 1999. Excluding the European Operations, the Company's consolidated revenue and operating loss were $602 and $1,803, respectively, for the quarter ended October 30, 1999. Under the terms of the proposed sale, the European Operations will be purchased for $49,500 plus the assumption of certain liabilities, less fees and expenses, by Reboot Systems, Inc., an investor group headed by Blake Thomas, the Company's president, and which includes key management employees of the European Operations (collectively, the "Buyer"). Subsequently, a Stock Purchase Agreement for the proposed sale was signed on July 31, 1999, and subsequently amended on November 1, 1999 ("Stock Purchase Agreement"). The Asset Sale is contingent upon certain conditions, including, without limitation, the ability of the Buyer to secure acquisition financing to finance the purchase price, majority approval of the holders (the "Stockholders") of the common stock of the Company, par value $.25 per share, with respect to the Asset Sale and the amendment of the Company's Certificate of Incorporation to change the Company's corporate name, and the consent of 66-2/3% (by principal amount) of the holders of the Company's 8-7/8% Convertible Subordinated Debentures due 2006 (the "Debentures" and the holders thereof, the "Debentureholders") of certain actions (collectively, the "Debentureholder Consent Solicitation") to amend and waive several provisions set forth in the Company's Indenture dated June 1, 1981 (the "Indenture"), pursuant to which such Debentures were issued. On November 1, 1999, the Company and the Buyer entered into the First Amendment to the Stock Purchase Agreement (the "First Amendment"). The First Amendment provided for a refundable deposit of $750 (the "Deposit") which was paid by the Buyer on November 8, 1999, to the Company.

The Deposit will be used primarily to fund transaction costs associated with the sale of the European Operations, the proxy statement, the Debentureholder Solicitation and Consent, and the engagement of BNY Capital Markets, Inc. ("BNY"), a subsidiary of Bank of New York, to issue a fairness opinion in connection with the transaction. Pursuant to the Stock Purchase Agreement on December 1, 1999 the Buyer is obligated to loan to the Company approximately $2.5 million (the "December 1 Funding") which represents the funds that the Company intends to use to make its December 1999 interest payment on the Debentures. In connection with such loan, the Company and Buyer are working to finalize the process to grant a security interest to the Buyer in certain of the European Subsidiaries and expect that this process shall be completed shortly and upon completion of such process such loan shall be funded. While there can be no assurances that the loan will be made, the Company expects that the December 1 Funding will be received within the 30 day grace period provided for in the Indenture for the interest payment.

If the Asset Sale is consummated, the Deposit and the December 1 Funding shall be applied toward the purchase price. If the Asset Sale is not consummated as a result of the inability of the Company to obtain the approval by the Stockholders and the approval by the Debentureholders to the Debentureholder Consent Solicitation, the Company would be required to immediately repay to the Buyer (i) the December 1 Funding, (ii) the Deposit, (iii) fees of the Buyer in connection with obtaining funding commitments which the Buyer may incur in connection with the Asset Sale (the "Commitment Fees") and (iv) a fee of $375,000 (the "$375,000 Fee") as reimbursement for certain expenses incurred by the Buyer in connection with the Asset Sale. All amounts payable or repayable by the Company to the Buyer are to be secured by certain European Subsidiaries. In the event that the Buyer does not obtain the financing commitment necessary to secure acquisition financing for the Purchase Price by February 1, 2000, the Company is required to immediately reimburse the Buyer for the December 1 Funding, however, the Company retains the Deposit. In the event that the Company is required to immediately repay the December 1 Funding and any other amounts owed to Buyer it may very likely be unable to since it lacks the capital to do so. Absent the ability to negotiate with the Buyer a scheduled repayment of these amounts, if the Buyer exercises its security interest rights against certain of the European Subsidiaries, such action would have a material adverse effect on the ability of the Company to conduct its ongoing operations.

As previously mentioned, the closing under the Stock Purchase Agreement, as amended, requires majority Stockholder approval and the consent of at least two thirds of the Debentureholders of the Company. In connection with obtaining such approvals, the Company has recently filed with the U.S. Securities and Exchange Commission proxy materials and Debentureholder Consent Solicitation documentation to solicit such approvals.

The Company's believes that, based on current trends in its business and financial forecasts, absent the Asset Sale, there is a substantial doubt that there will be sufficient funding, from either cash flow from operations or other capital sources, to pay obligations relating to the scheduled December 1999 Debenture interest payment of approximately $2.4 million, the approximate $2.4 million June 2000 Debenture interest payment and the $5 million June 1, 2000 Debenture sinking fund payment, any interest and sinking fund payments on the Debentures which become due thereafter, and certain accounts payable from US trade creditors totalling approximately $1.2 million as of July 31, 1999 and October 30, 1999. The Company believes that such U.S. trade creditors may assert certain rights against the Company that they would otherwise not assert if the Asset Sale is consummated. Furthermore, absent the Asset Sale, all or a portion of such creditors may commence involuntary bankruptcy proceedings against the Company.

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

2.  Inventories

Inventories consist of:
                                              October  30,       July 31,
                                                  1999              1999
Raw materials                                     $127               $93
Work in process                                    237               234
Finished and purchased products                  1,367             2,305
                                                 -----             -----
                                                $1,731            $2,632
                                                ======            ======

3.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.

4.   Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share is computed as follows:

                                                  Quarter  Ended
                                              10/30/99     10/31/98
                                              ----------------------
Loss before extraordinary credit              $(2,232)      $(1,197)
Preferred stock dividends accumulated            (165)         (181)
Extraordinary credit                               --         1,284
-------------------------------------------------------------------
Net loss applicable to common                 $(2,397)         $(94)
                                              ========         =====

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are foreign currency translation and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999. On this basis, these nonowner reductions (increases) to stockholders' deficit, including net income or loss, for the first quarter of 2000 and the first quarter of 1999, totaled $(2.3) million and $2.2 million, respectively.

5.   Non-operating Income (Expense)
                                                   Quarter   Ended
(In thousands)                               10/30/99          10/31/98
--------------                               --------          --------

Interest earned                                   $16              $150
Foreign currency gains (losses)                    53              (196)
Realized gain on sale of property                  --               273
Other                                             (52)             (115)
                                                  ----             -----
                                                  $17              $112
                                                  ===              ====


6.   Operating Segments

In fiscal 1999, the Company adopted Statement of Financial  Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Datapoint is principally engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products - both hardware and software. These products and services are for integrated computer and telecommunication network systems. The Company's Chief Operating Decision Maker (CODM) assesses performance and allocates resources based on a geographic reporting structure. Substantially all of the Company's operations consist of ten European subsidiaries and to a lesser extent domestic operations. Reportable operating segments under SFAS No. 131 include the Company's subsidiaries residing in Sweden, the United Kingdom, France, and Belgium. Each of these subsidiaries function as value-added resellers.

Included in "Corporate and Other" are general corporate activities and related expenses and activities from other foreign subsidiaries. Assets are those that are used or generated exclusively by each operating segment. The eliminations required to determine the consolidated amounts shown below consist principally of the elimination of intercompany receivables for loans provided by the operating segments to the parent entity.

The following table presents certain information regarding the Company's reportable operating segments for the quarters ended October 30, 1999 and October 31, 1998:

                                                  October 30,      October 31,
Revenue  1999                                        1998
------------------------------------------------------------------------
Sweden                                             $8,251           $9,169
United Kingdom                                      8,719            9,280
France                                              3,833            3,963
Belgium                                             2,406            2,817
Corporate and Other                                 6,996            7,633
Eliminations                                         (183)            (152)
------------------------------------------------------------------------------
   Total                                          $30,022          $32,710
                                                  ============================

                                              October 30,         October 31,
Segment Profit (Loss)                                1999             1998
-------------------------------------------------------------------------------
Sweden                                               $662             $538
United Kingdom                                      1,053              654
France                                                180               79
Belgium                                               218              196
Corporate and Other                                (2,696)          (1,230)
-------------------------------------------------------------------------------
  Operating Income (Loss)                            (583)             237
Interest Expense                                   (1,361)          (1,489)
Other Non-Operating Income, net                        17              112
-------------------------------------------------------------------------------
   Loss Before Income Taxes and
      Extraordinary Credit                         $(1,927)         $(1,140)
                                             =================================


                                      October 30,         July 31,
Assets:                                  1999               1999
-----------------------------------------------------------------------
Sweden                                $10,705            $12,786
United Kingdom                         19,845             18,838
France                                 12,054             13,870
Belgium                                13,970             15,677
Corporate and Other                    46,170             44,614
Eliminations                          (56,544)           (56,452)
-----------------------------------------------------------------------
   Total                              $46,200            $49,333
                                      =================================


7.       Acquisitions

On July 27, 1999, the Company, through its newly formed subsidiary, Corebyte Inc., conditionally acquired (the "Corebyte Acquisition") the Corebyte communication and networking software product family (the "Corebyte Products"). The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom ("Engstrom"), dated July 27, 1999. Consideration provided for the Corebyte assets comprised the following: (i) options to purchase up to one million shares of common stock of the Company at an exercise price of $1.00 per share, (ii) options to purchase an additional one million shares of common stock of the Company at an exercise price equal to 80% of the closing price per share of common stock of the Company on July 27, 2000, the first anniversary of the acquisition, provided that Mr. Engstrom is still employed by the Company on such date; (iii) up to twenty-five percent of the common stock in Corebyte, Inc.; and (iv) $75,000 in cash as reimbursement for certain research and development expenses. All such consideration is to be held in escrow pending final resolution of Engstrom v. Futureshare.com, LLC, a litigation which is pending in the United States District Court for the Southern District of New York , Civil Action No. 99 Civ. 3824 (WHP), concerning the ownership status of the software, technology, and intellectual property which is the subject of the acquisition (the "Corebyte Intellectual Property"). The discovery process, including the taking of depositions, has begun in connection with such litigation. In the event that a court makes a final determination in the Engstrom v. Futureshare.com, LLC litigation that an entity or individual other than Engstrom or the Company owns the Corebyte Intellectual Property, Engstrom shall not be entitled to the escrowed consideration for the Corebyte Acquisition and the Company may be required to negotiate with Futureshare.com LLC or may abandon its efforts to market the Corebyte products. In such event, the Company may be subject to liability and may be forced to treat as a loss its investment and efforts towards the development and marketing of the Corebyte products, and the Company will seek to invest the funds and other consideration that would otherwise have been used to purchase Corebyte in other internet and e-commerce related businesses.

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)

Overview

During the first quarter of 2000, the Company had a net loss of $2.2 million, on revenue of $30.0 million, compared with net income of $87 thousand, on revenue of $32.7 million for the same period of the prior year. The operating loss during the first quarter of 2000 was $583 thousand compared with operating income of $237 thousand during the first quarter of 1999.

Operating expenses (excluding cost of revenue and restructuring) for the first quarter of 2000 were $8.1 million, compared with $8.3 million for the same period a year ago. On October 8, 1999, the Company discontinued its domestic video conferencing (MINX) operations thereby incurring restructuring costs of $624 thousand, related to severance actions in the United States for 28 employees.

During the first quarter of 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. During the first quarter of 1999, the Company repurchased approximately $2.4 million face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of $1.3 million for the first three months of fiscal 1999.

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

Results of Operations

For the first quarter of fiscal year 2000, the Company had an operating loss of $583 thousand and a net loss of $2.2 million. For the same period of the prior year, the Company had operating income of $237 thousand and net income of $87 thousand. The following is a summary of the Company's sources of revenue (approximately 99 percent of Datapoint's international revenue is derived from customers in Western Europe):

                                 Quarter   Ended
    (In thousands)          10/30/99         10/31/98
    -------------------------------------------------

   Sales:
    U.S.                        $245             $884
    Foreign                   14,926           17,090
                              ------           ------
                              15,171           17,974
  Service and other:
    U.S.                         279              275
    Foreign                   14,572           14,461
                              ------           ------
                              14,851           14,736
                              ------           ------

  Total revenue              $30,022          $32,710
                             =======          =======

Total revenue during the first quarter of 2000 decreased $2.7 million, or 8.2%, compared with the same period of the prior year. This decrease was primarily in sale revenue and approximately $.9 million of the decrease was due to the impact of a strengthening U.S. dollar, on average, during the first quarter of 2000 as compared to the average U.S. dollar during the same period of 1999. Approximately $.9 million was the result of a weaker sales performance in the Company's Swedish subsidiary in the first quarter of 2000 and approximately $.7 million of the decrease was due to higher shipments in the first quarter of 1999 resulting from a stronger fiscal year 1999 beginning backlog, as compared to fiscal year 2000 in the Company's United Kingdom subsidiary. Approximately $.6 million of the decrease was due to lower sales in the U.S. due primarily to the discontinuance of its domestic video conferencing (MINX) operations.

The gross profit margin for the first quarter of 2000 was 27.2% compared with 26.0% for the same period of the prior year. The margin increase in the first quarter of 2000 was primarily the result of higher service revenue as a result of new service contracts received in the Company's Italian and United Kingdom subsidiaries.

Operating expenses (excluding cost of revenue and restructuring) for the first quarter of 2000 were $8.1 million, compared with $8.3 million for the same period a year ago. The decrease is primarily related to the impact of a strengthening U.S. dollar, on average, during the first quarter of 2000 as compared to the average U.S. dollar during the same period of 1999. On October 8, 1999 the Company discontinued its domestic video conferencing (MINX) operations and incurred restructuring costs of $624 thousand, related to severance actions in the United States for 28 employees.

Non-operating expenses for the first quarter of 2000, consisted primarily of interest expense of $1.4 million. Non-operating income and expenses for the first three months of 1999, included interest expense of $1.5 million partially offset by a recorded gain on the sale of excess real estate of $273 thousand.

During the first quarter of 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. During the first quarter of 1999, the Company repurchased approximately $2.4 million face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of $1.3 million for the first three months of fiscal 1999.

Financial Condition

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it had a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raised substantial doubt about its ability to continue as a going concern. For the three month period ended October 30, 1999, the Company experienced a net loss of $2,232 and it has a working capital deficiency of $22,210 and a net capital deficiency of $74,428. The Company's ability to continue operations will depend on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there can be no assurances that the Company's operations will continue.

On May 17, 1999, the Company and its wholly-owned subsidiary, Datapoint International, Inc., entered into a letter of intent for a proposed sale of its European subsidiaries which comprise substantially all of the Company's operations (the "European Operations"), The European Operations represented 96% of the Company's total revenue during 1999 and 98% of the Company's total revenue for the three month ended October 30, 1999. Excluding the European Operations, the Company's consolidated revenue and operating loss were $602 and $1,803, respectively, for the quarter ended October 30, 1999. Under the terms of the proposed sale, the European Operations will be purchased for $49,500 plus the assumption of certain liabilities, less fees and expenses, by Reboot
Systems, Inc., an investor group headed by Blake Thomas, the Company's president, and which includes key management employees of the European Operations (collectively, the "Buyer"). Subsequently, a Stock Purchase Agreement for the proposed sale was signed on July 31, 1999, and subsequently amended on November 1, 1999 ("Stock Purchase Agreement"). The Asset Sale is contingent upon certain conditions, including, without limitation, the ability of the Buyer to secure acquisition financing to finance the purchase price, majority approval of the holders (the "Stockholders") of the common stock, of the Company, par value $.25 per share, with respect to the Asset Sale and the amendment of the Company's Certificate of Incorporation to change the Company's corporate name, and the consent of 66-2/3% (by principal amount) of the holders of the Company's 8-7/8% Convertible Subordinated Debentures due 2006 (the "Debentures" and the holders thereof, the "Debentureholders") of certain actions (collectively, the "Debentureholder Consent Solicitation") to amend and waive several provisions set forth in the Company's Indenture dated June 1, 1981 (the "Indenture"), pursuant to which such Debentures were issued. On November 1, 1999, the Company and the Buyer entered into the First Amendment to the Stock Purchase Agreement (the "First Amendment"). The First Amendment provided for a refundable deposit of $750 (the "Deposit") which was paid by the Buyer on November 8, 1999, to the Company.

The Deposit will be used primarily to fund transaction costs associated with the sale of the European Operations, the proxy statement, the Debentureholder Solicitation and Consent, and the engagement of BNY Capital Markets, Inc. ("BNY"), a subsidiary of Bank of New York, to issue a fairness opinion in connection with the transaction. Pursuant to the Stock Purchase Agreement on December 1, 1999 the Buyer is obligated to loan to the Company approximately $2.5 million (the "December 1 Funding") which represents the funds that the Company intends to use to make its December 1999 interest payment on the Debentures. In connection with such loan, the Company and Buyer are working to finalize the process to grant a security interest to the Buyer in certain of the European Subsidiaries and expect that this process shall be completed shortly and upon completion of such process such loan shall be funded. While there can be no assurances that the loan will be made, the Company expects that the December 1 Funding will be received within the 30 day grace period provided for in the Indenture for the interest payment.

If the Asset Sale is consummated, the Deposit and the December 1 Funding shall be applied toward the purchase price. If the Asset Sale is not consummated as a result of the inability of the Company to obtain the approval by the Stockholders and the approval by the Debentureholders to the Debentureholder Consent Solicitation, the Company would be required to immediately repay to the Buyer (i) the December 1 Funding, (ii) the Deposit, (iii) fees of the Buyer in connection with obtaining funding commitments which the Buyer may incur in connection with the Asset Sale (the "Commitment Fees") and (iv) a fee of $375,000 (the "$375,000 Fee") as reimbursement for certain expenses incurred by the Buyer in connection with the Asset Sale. All amounts payable or repayable by the Company to the Buyer are to be secured by certain of the European Subsidiaries. In the event that the Buyer does not obtain the financing commitment necessary to secure acquisition financing for the Purchase Price by February 1, 2000, the Company is required to immediately reimburse the Buyer for the December 1 Funding, however the Company retains the Deposit. In the event that the Company is required to immediately repay the December 1 Funding and any other amounts owed to Buyer it may very likely be unable to since it lacks the capital to do so. Absent the ability to negotiate with the Buyer a scheduled repayment of these amounts, if the Buyer exercises its security interest rights against certain of the European Subsidiaries, such action would have a material adverse effect on the ability of the Company to conduct its ongoing operations.

As previously mentioned, the closing under the Stock Purchase Agreement, as amended, requires holder majority Stockholder approval and the consent of at least two thirds of the debentureholders of the Company. In connection with obtaining such approvals, the Company has recently filed with the U.S. Securities and Exchange Commission proxy materials and Debentureholder Consent Solicitation documentation to solicit such approvals.

The Company's believes that, based on current trends in its business and financial forecasts, absent the Asset Sale, there is a substantial doubt that there will be sufficient funding, from either cash flow from operations or other capital sources, to pay obligations relating to the scheduled December 1999 Debenture interest payment of approximately $2.4 million, the June 2000
Debenture interest payment and the $5 million June 1, 2000 Debenture sinking fund payment, any interest and sinking fund payments on the Debentures which become due thereafter, and certain accounts payable from US trade creditors totalling approximately $1.2 million as of July 31, 1999 and October 30, 1999. The Company believes that such U.S. trade creditors may assert certain rights against the Company that they would otherwise not assert if the Asset Sale is consummated. Furthermore, absent the Asset Sale, all or a portion of such creditors may commence involuntary bankruptcy proceedings against the Company.

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

     During first three months of 2000, the Company's cash and cash equivalents decreased $2.7 million due primarily to the usage of cash in operations.

During the first quarter of 2000, the Company's net cash used in investing activities was approximately $728 thousand. Included in this amount is $715 thousand of fixed asset purchases (primarily test equipment, spares, and internally-used equipment).

     Net cash used in financing activities was $357 thousand in during the first quarter of 2000, primarily related to the net paydown of the Company's borrowings.

As of October 30, 1999, the Company had restricted cash of $372 thousand as compared to $328 thousand in the prior year. The 2000 and 1999 balances were restricted primarily to cover various lines of credits, reflected as payables to banks. Reorganization/Restructuring Costs
(In thousands)

During the first quarter of 2000, the Company incurred restructuring costs of $624 for employee termination costs. These costs related to the termination of 28 employees at the Company's San Antonio headquarters in connection with the Company's discontinuance of its domestic video conferencing (MINX) operations. At October 30, 1999, accrued but unpaid restructuring costs were $617. Such costs are expected to be paid through the third quarter of fiscal 2000.

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

For its information technology exposures, to date, the Company is substantially complete on the remediation phase and expects to complete most software reprogramming by December 31, 1999. Once software is reprogrammed and replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing and implementation phases for most significant systems is also expected by December 31, 1999.

For operating equipment, the Company is beginning the remediation phases and expects to complete its remediation efforts by December 31, 1999.

The Company will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.2 million and is being funded through operating cash flows. To date, the Company has incurred approximately $.8 million ($.7 million capitalized and $.1 million expensed) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $.4 million is attributable to the purchase of new software and operating equipment, which will be capitalized.

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

New European Currency

In January 1999, certain European countries introduced a new currency unit called the "euro". In conjunction with the preparation for the year 2000, the Company is also modifying and/or adapting systems designed to properly handle the euro. The costs required to be able to accommodate the euro are combined with costs of becoming year 2000 compliant, and therefore not easily identifiable. However, they are not considered to be so significant so as to have a material effect on the Company's business. The projected costs and completion dates for the euro project are based upon management's best estimates. Actual results could differ materially from these estimates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information concerning market risk is contained on page 18 of the Registrant's 1999 annual report and is incorporated by reference to such annual report.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended July 31, 1999, for a description of certain legal proceedings heretofore reported.

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




                                                  DATAPOINT CORPORATION
                                                        (Registrant)






DATE:  December 14, 1999                       /s/ Phillip P. Krumb
                                               Phillip P. Krumb
                                               Acting Chief Financial Officer
                                              (Acting Chief Accounting Officer)