Form 10-Q
period 2000-01-29
DATAPOINT CORP
filed 2000-03-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

     [ X ] Quarterly  Report  Pursuant To Section 13 Or 15(d) Of The  Securities
Exchange  Act  Of  1934  For  the  quarterly   period  ended  January  29,  2000
----------------

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

                                (33-1) 4007 3737
                                 (210) 593-7000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

     As of January 29, 2000, 18,356,982 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 2,634,235 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                    Page
                                                                   Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     January 29, 2000 and July 31, 1999                                  3

    Consolidated Statements of Operations -
     Three and Six Months Ended January 29, 2000
       and January 30, 1999                                              4

    Consolidated Statements of Cash Flows -
     Six Months Ended January 29, 2000 and
     January 30, 1999                                                    5

    Notes to Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9



Part II. Other Information

Item 1.  Legal Proceedings                                              15


Signature                                                               16
---------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                              January 29,         July 31,
                                                                                     2000            1999
                                                                              ------------      ---------
Assets

Current assets:
   Cash and cash equivalents                                                      $2,469            $3,568
   Restricted cash and cash equivalents                                              298               328
   Accounts receivable, net of allowance for doubtful
     accounts of $753 and $880, respectively                                      27,626            32,130
   Inventories                                                                     1,681             2,632
   Prepaid expenses and other current assets                                       2,314             2,272
----------------------------------------------------------------------------------------------------------
   Total current assets                                                           34,388            40,930

Fixed assets, net                                                                  5,700             5,928
Other assets, net                                                                  2,011             2,475
----------------------------------------------------------------------------------------------------------
                                                                                 $42,099           $49,333
==========================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
   Payables to banks                                                              $5,971            $6,676
   Current maturities of long-term debt                                            4,960             4,960
   Accounts payable                                                               13,346            14,451
   Accrued expenses                                                               25,077            22,890
   Deferred revenue                                                                8,049             9,311
   Income taxes payable                                                            1,566             2,175
----------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   58,969            60,463

Long-term debt, exclusive of current maturities                                   50,000            50,000
Other liabilities                                                                  9,842            10,998

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized 10,000,000;  shares issued and  outstanding  661,967  in both  fiscal  2000 and fiscal  1999  (aggregate liquidation preference, including dividend
   in arrears, $16,880  in fiscal 2000 and $16,549 in fiscal 1999).                  662               662
Common stock of $0.25 par value.  Shares authorized 40,000,000;
   shares issued  20,991,217, including treasury shares of
   2,634,235 in fiscal 2000 and 2,655,985 in fiscal 1999.                          5,248             5,248
Paid in capital                                                                  212,733           212,733
Accumulated other comprehensive income                                              (587)             (354)
Retained deficit                                                                (292,822)         (288,292)
Treasury stock, at cost                                                           (1,946)           (2,125)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                                   (76,712)          (72,128)
-----------------------------------------------------------------------------------------------------------
                                                                                 $42,099           $49,333
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)


----------------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter Ended                  Six Months Ended
----------------------------------------------------------------------------------------------------------------------------------
                                                           Jan. 29, 2000      Jan. 30, 1999    Jan. 29, 2000     Jan. 30, 1999
                                                           -------------      -------------    -------------     -------------

Revenue:
  Sales                                                         $19,959          $22,968           $35,130          $40,942
  Service and other                                              13,726           15,332            28,577           30,068
----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                  33,685           38,300            63,707           71,010

Operating costs and expenses:
  Cost of sales                                                  15,361           18,339            27,128           31,981
  Cost of service and other                                      10,497           10,872            20,596           21,434
  Research and development                                          259              553               592            1,138
  Selling, general and administrative                             8,805            8,538            16,587           16,222
  Reorganization/restructuring costs                                 --              638               624              638
----------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                             34,922           38,940            65,527           71,413
----------------------------------------------------------------------------------------------------------------------------------

  Operating loss                                                 (1,237)            (640)           (1,820)            (403)

Non-operating income (expense):
  Interest expense                                               (1,395)          (1,441)           (2,755)          (2,930)
  Other, net                                                        375               67               392              179
----------------------------------------------------------------------------------------------------------------------------------
    Loss before income taxes and
     extraordinary credit                                        (2,257)          (2,014)           (4,183)          (3,154)
Income tax expense (refund)                                         (72)             206               233              263
----------------------------------------------------------------------------------------------------------------------------------

  Loss before extraordinary credit                               (2,185)          (2,220)           (4,416)          (3,417)
----------------------------------------------------------------------------------------------------------------------------------

Extraordinary credit -- debt extinguishment                          --              376                --            1,660
----------------------------------------------------------------------------------------------------------------------------------

  Net loss                                                      $(2,185)         $(1,844)          $(4,416)         $(1,757)
==================================================================================================================================
Net loss,  adjusted for preferred stock dividends paid or accumulated  plus gain on exchange and retirement of
  preferred stock - Net Loss applicable to common               $(2,350)         $(1,865)          $(4,747)         $(1,959)
============================================================================================================================


Basic and Diluted Earnings (Loss)  Per Common Share:
  Loss  before extraordinary credit                           $(.13)              $(.13)           $(.26)            $(.21)
  Gain on exchange of preferred stock                           .00                 .01              .00               .01
  Extraordinary credit                                          .00                 .02              .00               .09
----------------------------------------------------------------------------------------------------------------------------------
        Net loss per common share                             $(.13)              $(.10)           $(.26)            $(.11)
==================================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                       18,353,239          18,193,089      18,347,643       18,147,203


See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Datapoint Corporation and Subsidiaries
   (Unaudited)

                                                                                         (In Thousands)
                                                                                       Six Months Ended
                                                                                  January 29,    January 30,
                                                                                       2000            1999
                                                                                ---------------------------

Cash flows from operating activities:
   Net loss                                                                      $(4,416)          $(1,757)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                 1,176             1,760
     Provisions (recoveries) on accounts receivable                                   30              (172)
     Gain on debt extinguishment                                                      --            (1,660)
     Deferred income taxes                                                             4               (46)
     Realized gain on sale of property                                                --              (273)
   Changes in assets and liabilities:
         Decrease in receivables                                                   1,670             1,033
         Decrease in inventory                                                       839               103
         Increase (decrease) in accounts payable and accrued expenses              2,711            (2,288)
         Decrease in other liabilities and deferred credits                       (1,344)           (1,714)
     Other, net                                                                     (315)             (226)
-----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                           355            (5,240)

Cash flows from investing activities:
   Payments for fixed assets                                                      (1,199)           (1,534)
   Proceeds from dispositions of fixed assets                                         --             2,111
   Other, net                                                                        (15)              108
----------------------------------------------------------------------------------------------------------
       Net cash provided (used) from investing activities                         (1,214)              685

Cash flows from financing activities:
   Proceeds from borrowings                                                       62,038            40,885
   Payments on borrowings                                                        (62,240)          (43,089)
   Restricted cash for letters of credit                                              30              (113)
-----------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                        (172)           (2,317)

Effect of foreign currency translation on cash                                       (68)              323
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (1,099)           (6,549)
Cash and cash equivalents at beginning of period                                   3,568            12,101
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $2,469            $5,552
                                                                                  ======            ======

Cash payments for:
   Interest                                                                         $317            $2,972
   Income taxes, net                                                                $333              $572

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

The results of operations for the three and six months ended January 29, 2000, are not necessarily indicative of the results to be expected for the full year ended July 29, 2000.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it had a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raised substantial doubt about its ability to continue as a going concern. For the six month period ended January 29, 2000, the Company experienced a net loss of $4,416 and it has a working capital deficiency of $24,581 and a net capital deficiency of $76,712. The Company's ability to continue operations will depend on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there can be no assurances that the Company's operations will continue.

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Stock Purchase Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Stock Purchase Agreement as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000 (the "Letter of Intent"), with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations.

     The European Operations represents 96% of the Company's total revenue during 1999 and 98% of the Company's total revenue for the quarter and six months ended January 29, 2000. Excluding the European Operations, the Company's consolidated revenue and operating loss were $540 thousand and $1.4 million respectively, for the quarter ended January 29, 2000 and $1.l million and $3.2 million, respectively, for the first six months of fiscal 2000. Under the terms of the proposed sale to CallCentric, the European Operations will be purchased for $49.5 million cash, subject to adjustment in the event that the aggregate shareholders' deficit of the European Operations is more than $10.0 million. Pursuant to the CallCentric Letter of Intent, the Company granted CallCentric an eight week period of exclusivity to conduct due diligence and negotiate the purchase of the European Operations. Consummation of the sale of the European Operations will require either (i) the consent of both a majority of the holders of the common stock, par value $.25 per share, of the Company and two-thirds of the holders of the Company's 8-7/8% Convertible Subordinated Debentures (the "Debentures") or (ii) should the Company file for protection under the United States Bankruptcy Code, approval of the Bankruptcy Court.

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures due June 1, 2006 which were issued pursuant to the Indenture of the Company, dated as of June 1, 1981 (the "Indenture"). The Company has had informal discussions with certain of the large holders of Debentures concerning such default. Pursuant to the Indenture the trustee or holders of more than 25% of the outstanding Debentures may accelerate the debt due pursuant to the Debentures.

The Company believes that, based on current trends in its business and financial forecasts, absent the consummation of the sale of the European Operations, there is a substantial doubt that there will be sufficient funding, from either cash flow from operations or other capital sources, to pay obligations relating to the defaulted December 1999 Debenture interest payment of approximately $2.4 million, the approximately $2.4 million June 2000 Debenture interest payment and the $5 million June 1, 2000 Debenture sinking fund payment, any interest and sinking fund payments on the Debentures which become due thereafter, and certain accounts payable to US trade creditors totaling approximately $1.4 million as of January 29, 2000.

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

2.  Inventories

Inventories consist of:
                                             January  29,       July 31,
                                                 2000              1999
                                                 ----              ----
Raw materials                                    $115               $93
Work in process                                   138               234
Finished and purchased products                 1,428             2,305
                                                -----             -----
                                               $1,681            $2,632
                                               ======            ======

3.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.


4.   Net Income (Loss) to Common Share

Net income (loss) applicable to common share is as follows:

                                                    Quarter Ended                    Six Months Ended
                                              01/29/00     01/30/99               01/29/00      01/30/99

Loss before extraordinary credit              $(2,185)     $(2,220)             $(4,416)        $(3,417)
Preferred stock dividends accumulated            (165)        (172)               (331)           (353)
Gain on the exchange of preferred stock            --          151                  --             151
Extraordinary credit                               --          376                  --           1,660
                                              --------     --------             --------        --------
Net loss applicable to common                 $(2,350)     $(1,865)             $(4,747)        $(1,959)
                                              ========     ========             ========        ========
Average common shares outstanding:
   Basic and Diluted                        18,353,239   18,193,089           18,347,643      18,147,203
Net loss per common share                       $(.13)       $(.10)               $(.26)          $(.11)



5.   Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are foreign currency translation and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999. On this basis, these nonowner increases to stockholders' deficit, including net income or loss, for the second quarter of 2000 and the first six months of 2000, totaled $2.3 million and $4.6 million, respectively. For the second quarter of 1999 and the first six months of 1999, these nonowner increases totaled $3.6 million and $1.4 million, respectively.




6.   Non-operating Income (Expense)

                                                    Quarter  Ended                 Six Months Ended
(In thousands)                               01/29/00          01/30/99         01/29/00          01/30/99
                                             --------          --------         --------          --------

Interest earned                                   $34               $66              $50              $216
Foreign currency gains (losses)                   331                79              384              (117)
Realized gain on sale of property                  --                --               --               273
Other                                              10               (78)             (42)             (193)
                                                   --               ----             ----             -----
                                                 $375               $67             $392              $179
                                                 ====               ===             ====              ====

7.   Operating Segments

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

The following table presents certain information regarding the Company's reportable operating segments for the quarter and six months ended January 29, 2000 and January 30, 1999:

                                                 Quarter Ended                   Six Months Ended
                                                 -------------                   ----------------
                                           01/29/00         01/30/99          01/29/00         01/30/99
                                           --------         --------          --------         --------
Revenue
Sweden                                    $12,906          $12,167           $21,157          $21,336
United Kingdom                              7,585            9,783            16,304           19,063
France                                      4,281            4,837             8,114            8,800
Belgium                                     1,838            4,611             4,244            7,428
Corporate and Other                         7,294            7,060            14,290           14,693
Eliminations                                 (219)            (158)             (402)            (310)
------------------------------------------------------------------------------------------------------
   Total                                  $33,685          $38,300           $63,707          $71,010
                                          ===========================================================


                                                 Quarter Ended                   Six Months Ended
                                                 -------------                   ----------------
                                           01/29/00         01/30/99          01/29/00         01/30/99
                                           --------         --------          --------         --------

Segment Profit (Loss)
Sweden                                     $1,567             $941            $2,229           $1,479
United Kingdom                              1,102              832             2,155            1,486
France                                         60               54               240              133
Belgium                                      (272)             684               (54)             880
Corporate and Other                        (3,694)          (3,151)           (6,390)          (4,381)
------------------------------------------------------------------------------------------------------
  Operating Income (Loss)                  (1,237)            (640)           (1,820)            (403)
Interest Expense                           (1,395)          (1,441)           (2,755)          (2,930)
Other Non-Operating Income, net               375               67               392              179
-----------------------------------------------------------------------------------------------------
   Loss Before Income Taxes and
      Extraordinary Credit                $(2,257)         $(2,014)          $(4,183)         $(3,154)
                                          ============================================================



Assets:                             January 29, 2000        July 31, 1999
-------------------------------------------------------------------------
Sweden                                    $10,972               $12,786
United Kingdom                             17,991                18,838
France                                     10,979                13,870
Belgium                                    13,160                15,677
Corporate and Other                        45,705                44,614
Eliminations                              (56,708)              (56,452)
------------------------------------------------------------------------
   Total                                  $42,099               $49,333
                                          =============================


8.   Acquisitions

     On July 27, 1999, the Company, through its newly formed subsidiary, Corebyte Inc., conditionally acquired (the "Corebyte Acquisition") the Corebyte communication and networking software product family (the "Corebyte Products"). The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom ("Engstrom"), dated July 27, 1999. Consideration provided for the Corebyte assets comprised the following: (i) options to purchase up to one million shares of common stock of the Company at an exercise price of $1.00 per share, (ii) options to purchase an additional one million shares of common stock of the Company at an exercise price equal to 80% of the closing price per share of common stock of the Company on July 27, 2000, the first anniversary of the acquisition, provided that Mr. Engstrom is still employed by the Company on such date; (iii) up to twenty-five percent of the common stock in Corebyte, Inc.; and (iv) $75,000 in cash as reimbursement for certain research and development expenses. All such consideration is to be held in escrow pending final resolution of Engstrom v. Futureshare.com, LLC, a litigation which is pending in the United States District Court for the Southern District of New York , Civil Action No. 99 Civ. 3824 (WHP), concerning the ownership status of the software, technology, and intellectual property which is the subject of the acquisition (the "Corebyte Intellectual Property"). The discovery process, including the taking of depositions, has been completed. A motion has been filed by the Defendant to move the case to the New York State Court system. The Court has not yet ruled on such motion. In the event that a court makes a final determination in the Engstrom v. Futureshare.com, LLC litigation that an entity or individual other than Engstrom or the Company owns the Corebyte Intellectual Property, Engstrom shall not be entitled to the escrowed consideration for the Corebyte Acquisition and the Company may be required to negotiate with Futureshare.com LLC or may abandon its efforts to market the Corebyte products. In such event, the Company may be subject to liability and may be forced to treat as a loss its investment and efforts towards the development and marketing of the Corebyte products, and the Company will seek to invest the funds and other consideration that would otherwise have been used to purchase Corebyte in other internet and e-commerce related businesses.

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)

Overview

The Company had an operating loss of $1.2 million and a net loss of $2.2 million for the second quarter of 2000 and an operating loss of $1.8 million and a net loss of $4.4 million for the first six months of 2000. This compares with an operating loss of $640 thousand and a net loss of $1.8 million for the second quarter of 1999 and an operating loss of $403 thousand and a net loss of $1.8 million for the first six months of 1999. Revenue during the second quarter of 2000 decreased $4.6 million, or 12.1%, compared with the same period of the prior year. For the first six months of 2000, total revenue decreased $7.3 million, or 10.3%, when compared with the same period of the prior year. Approximately $3.2 million and $5.3 million, respectively, of the decrease was due to the impact of a stronger U.S. dollar, on average, during the second quarter of 2000 and the first six months of 2000, as compared to the average U.S. dollar during the same periods of 1999.

Operating expenses (excluding cost of revenue and restructuring) for the second quarter of 2000 and for the first six months of 2000, were $9.1 million and $17.2 million, respectively, compared with $9.1 million and $17.4 million, respectively, for the same periods a year ago. On October 8, 1999, the Company discontinued its domestic video conferencing (MINX) operations thereby incurring restructuring costs of $624 thousand, related to severance actions in the United States for 28 employees.

During the second quarter of 2000 and the first six months of 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. During the second quarter of 1999, the Company repurchased approximately $640 thousand face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of $376 thousand for the second quarter of fiscal 1999 and approximately $1.7 million for the first six months of 1999.

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

Video Conferencing Patents

Datapoint, along with John Frassanito and David A. Monroe, owns United States Patent Nos. 4,710,917 and 4,847,829 related to video teleconferencing technology. Datapoint had filed infringement actions against several companies. All actions were dismissed after an adverse result at trial and on appeal.

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

These actions were consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued April of 1998 adverse to Datapoint. The Company had filed two sets objections to certain portions of this report. The objections were overruled. These objections will now have to be resolved at the Appellate Court level. The briefing is completed. Both patents have been submitted to the Patent Office for re-examination. An adverse action was rendered on one patent which the Company is contesting. The appeal has been stayed pending the outcome of the re-examination proceedings.

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

Results of Operations

The Company had an operating loss of $1.2 million and a net loss of $2.2 million for the second quarter of 2000 and an operating loss of $1.8 million and a net loss of $4.4 million for the first six months of 2000. This compares with an operating loss of $640 thousand and a net loss of $1.8 million for the second quarter of 1999 and an operating loss of $403 thousand and a net loss of $1.8 million for the first six months of 1999. The following is a summary of the Company's sources of revenue (approximately 99 percent of Datapoint's international revenue is derived from customers in Western Europe):

                                 Quarter  Ended                    Six Months Ended
    (In thousands)          01/29/00         01/30/99          01/29/00         01/30/99
                            --------         --------          --------         --------

   Sales:
    U.S.                        $141             $824              $387           $1,708
    Foreign                   19,818           22,144            34,743           39,234
                              ------           ------            ------           ------
                              19,959           22,968            35,130           40,942
  Service and other:
    U.S.                         222              281               500              557
    Foreign                   13,504           15,051            28,077           29,511
                              ------           ------            ------           ------
                              13,726           15,332            28,577           30,068
                              ------           ------            ------           ------

  Total revenue              $33,685          $38,300           $63,707          $71,010
                             =======          =======           =======          =======

Total revenue during the second quarter of 2000 decreased $4.6 million, or 12.1%, compared with the same period of the prior year. For the first six months of 2000, total revenue decreased $7.3 million, or 10.3%, when compared with the same period of the prior year. Approximately $3.2 million and $5.3 million, respectively, of the decrease was due to the impact of a stronger U.S. dollar, on average, during the second quarter of 2000 and the first six months of 2000, as compared to the average U.S. dollar during the same periods of 1999. For the second quarter of 2000 and for the first six months of 2000, approximately $.7 million and $1.4 million, respectively, of the decrease was due to lower sales in the U.S. due primarily to the discontinuance of its domestic video conferencing (MINX) operations.

The gross profit margins for the second quarter of 2000 and for the first six months of 2000 were 23.2% and 25.1%, respectively, and were essentially flat when compared with the 23.7% and 24.8%, respectively, for the same periods of the prior year.

Operating expenses (excluding cost of revenue and restructuring) for the second quarter of 2000 and for the first six months of 2000, were $9.1 million and $17.2 million, respectively, compared with $9.1 million and $17.4 million, respectively, for the same periods a year ago. On October 8, 1999, the Company discontinued its domestic video conferencing (MINX) operations thereby incurring restructuring costs of $624 thousand, related to severance actions in the United States for 28 employees.

Non-operating expenses for the second quarter of 2000 and for the first six months of 2000, consisted primarily of interest expense of $1.4 million and $2.8 million, respectively. Non-operating income and expenses for the second quarter and the first six months of 1999, consisted primarily of interest expense of $1.4 million and $2.9 million, respectively.

During the second quarter of 2000 and the first six months of 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. During the second quarter of 1999, the Company repurchased approximately $640 thousand face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of $376 thousand for the second quarter of fiscal 1999 and approximately $1.7 million for the first six months of 1999.

Financial Condition

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it had a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raised substantial doubt about its ability to continue as a going concern. For the six month period ended January 29, 2000, the Company experienced a net loss of $4,416 and it has a working capital deficiency of $24,581 and a net capital deficiency of $76,712. The Company's ability to continue operations will depend on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there can be no assurances that the Company's operations will continue.

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Stock Purchase Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Stock Purchase Agreement as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000 (the "Letter of Intent"), with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations.

The European Operations represents 96% of the Company's total revenue during 1999 and 98% of the Company's total revenue for the quarter and six months ended January 29, 2000. Excluding the European Operations, the Company's consolidated revenue and operating loss were $540 thousand and $1.4 million respectively, for the quarter ended January 29, 2000 and $1.l million and $3.2 million, respectively, for the first six months of fiscal 2000. Under the terms of the proposed sale, the European Operations will be purchased for $49.5 million cash, subject to adjustment in the event that the aggregate shareholders' deficit of the European Operations is more than $10.0 million. Pursuant to the CallCentric Letter of Intent, the Company granted CallCentric an eight week period of exclusivity to conduct due diligence and negotiate the purchase of the European Operations. Consummation of the sale of the European Operations will require either (i) the consent of both a majority of the holders of the common stock, par value $.25 per share, of the Company and two-thirds of the holders of the Company's 8-7/8% Convertible Subordinated Debentures (the "Debentures") or (ii) should the Company file for protection under the United States Bankruptcy Code, approval of the Bankruptcy Court.

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures due June 1, 2006 which were issued pursuant to the Indenture of the Company, dated as of June 1, 1981 (the "Indenture"). The Company has had informal discussions with certain of the large holders of Debentures concerning such default. Pursuant to the Indenture the trustee or holders of more than 25% of the outstanding Debentures may accelerate the debt due pursuant to the Debentures.

The Company believes that, based on current trends in its business and financial forecasts, absent the consummation of the sale of the European Operations, there is a substantial doubt that there will be sufficient funding, from either cash flow from operations or other capital sources, to pay obligations relating to the defaulted December 1999 Debenture interest payment of approximately $2.4 million, the approximately $2.4 million June 2000 Debenture interest payment and the $5 million June 1, 2000 Debenture sinking fund payment, any interest and sinking fund payments on the Debentures which become due thereafter, and certain accounts payable to US trade creditors totaling approximately $1.4 million as of January 29, 2000.

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

During the first six months of 2000, the Company's cash and cash equivalents decreased $1.1 million due primarily to the usage of cash in investing activities.

During the first six months of 2000, the Company's net cash used in investing activities was approximately $1.2 million which included fixed asset purchases (primarily test equipment, spares, and internally-used equipment).

Net cash used in financing activities was $172 thousand during the first six months of 2000, primarily related to the net paydown of the Company's borrowings.

As of January 29, 2000, the Company had restricted cash of $298 thousand as compared to $328 thousand in the prior year. The 2000 and 1999 balances were restricted primarily to cover various lines of credits, reflected as payables to banks.

Reorganization/Restructuring Costs
(In thousands)

During the first quarter of 2000, the Company incurred restructuring costs of $624 for employee termination costs. These costs related to the termination of 28 employees at the Company's San Antonio headquarters in connection with the Company's discontinuance of its domestic video conferencing (MINX) operations. At January 29, 2000, accrued but unpaid restructuring costs were $239. Such costs are expected to be paid through the third quarter of fiscal 2000.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Employee termination payments are generally paid out over a period of time rather than as one lump sum.

Year 2000 Compliance

The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that had date-sensitive software or embedded chips may have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities. Based on the Company's assessments, the Company modified and/or replaced significant portions of hardware and software so that those systems would properly utilize dates beyond December 31, 1999.

The Company also assessed and modified and/or replaced its non Information Technology ("IT") operating systems to insure compliance with Year 2000 which included those primarily related to the office and facilities' environment (telephone systems, security systems, etc.).

As a result of its efforts, Datapoint was prepared for the transition to the Year 2000 and did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Datapoint is not currently aware of any year 2000 problems that have materially affected its customers or suppliers. Based on operations since January 1, 2000, the Company does not anticipate any material disruption in its operations as a result of any continuing Year 2000 issues. However it is possible that latent problems may arise in the future. The Company believes that any such problems are likely to be minor and correctable. Datapoint's aggregate costs for its Year 2000 actions were approximately $1.2 million.

New European Currency

In January 1999, certain European countries introduced a new currency unit called the "euro". In conjunction with the preparation for the year 2000, the Company also modified and/or adapted systems designed to properly handle the euro. The costs required to be able to accommodate the euro were combined with costs of becoming year 2000 compliant, and therefore not easily identifiable. However, they are not considered to be so significant so as to have a material effect on the Company's business.

     Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the ability of the Company to consummate the sale of its European Operations, actions which may be taken by trade creditors of the Company or holders of the Company's Debentures, changes in product demand, the availability of products, changes in competition, economic conditions, new product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

On February 17, 2000, Blake Thomas, the former President of the Company, who was terminated effective December 30, 1999, filed an action for $119 thousand of severance and vacation pay with the Texas Work Force Commission at the Texas
Workman's Compensation Court. The Company plans to vigorously contest this claim.

Item 3.   Defaults Upon Senior Securities

     Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures which were issued pursuant to the Indenture (See Part I, note 1 to Financial Statements). The Company has had informal meetings with certain of the large holders of Debentures concerning such default. As of the date of this report the default and the total arrearages in interest total approximately $2.4 million. In addition, as of the date hereof, the Company has outstanding 661,967 shares of its preferred stock, par value $1.00 per share. The aggregate liquidation preference and dividend arrearages on such shares is $16,880, including dividend arrearages of $3.6 million.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    DATAPOINT CORPORATION
                                                       (Registrant)






DATE:  March 14, 2000                           /s/ Phillip P. Krumb
                                                    Phillip P. Krumb
                                               Acting Chief Financial Officer
                                              (Acting Chief Accounting Officer)