Form 10-Q
period 2000-04-29
DATAPOINT CORP
filed 2000-06-13
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] Quarterly  Report  Pursuant To Section 13 Or 15(d) Of The  Securities
    Exchange Act Of 1934 For the quarterly period ended April 29, 2000

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

     As of April 29, 2000, 18,397,714 shares of Datapoint Corporation Common Stock were outstanding, exclusive of 2,593,503 shares held in Treasury.

                     DATAPOINT CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                          Page
                                                                         Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     April 29, 2000 and July 31, 1999                                        3

    Consolidated Statements of Operations -
     Three and Nine Months Ended April  29, 2000
       and May 1, 1999                                                       4

    Consolidated Statements of Cash Flows -
     Nine Months Ended April 29, 2000 and
     May 1, 1999                                                             5

    Notes to Consolidated Financial Statements                               6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9



Part II. Other Information

Item 1.  Legal Proceedings                                                  15


Signature                                                                   16
---------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Datapoint Corporation and Subsidiaries

                                                                             (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                                April 29, 2000    July 31, 1999
                                                                                --------------    -------------

Assets

Current assets:
   Cash and cash equivalents                                                      $1,500            $3,568
   Restricted cash and cash equivalents                                              295               328
   Accounts receivable, net of allowance for doubtful
     accounts of $718 and $880, respectively                                      33,294            32,130
   Inventories                                                                     3,534             2,632
   Prepaid expenses and other current assets                                       2,249             2,272
----------------------------------------------------------------------------------------------------------
   Total current assets                                                           40,872            40,930

Fixed assets, net                                                                  5,542             5,928
Other assets, net                                                                  1,878             2,475
----------------------------------------------------------------------------------------------------------
                                                                                 $48,292           $49,333
==========================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
   Payables to banks                                                              $5,879            $6,676
   Current maturities of long-term debt                                            4,960             4,960
   Accounts payable                                                               20,654            14,451
   Accrued expenses                                                               25,891            22,890
   Deferred revenue                                                                7,674             9,311
   Income taxes payable                                                            1,289             2,175
----------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   66,347            60,463

Long-term debt, exclusive of current maturities                                   50,000            50,000
Other liabilities                                                                  9,379            10,998

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized 10,000,000;
   shares issued and outstanding  650,516 in fiscal 2000 and
   661,967 in fiscal 1999 (aggregate liquidation preference,
   including dividend in arrears, $16,751  in fiscal 2000 and
   $16,549 in fiscal 1999).                                                          651               662
Common stock of $0.25 par value.  Shares authorized 40,000,000;
   shares issued  20,991,217, including treasury shares of
   2,593,503 in fiscal 2000 and 2,655,985 in fiscal 1999.                          5,248             5,248
Paid in capital                                                                  212,733           212,733
Accumulated other comprehensive income                                              (254)             (354)
Retained deficit                                                                (294,202)         (288,292)
Treasury stock, at cost                                                           (1,610)           (2,125)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                                   (77,434)          (72,128)
-----------------------------------------------------------------------------------------------------------
                                                                                 $48,292           $49,333
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
Datapoint Corporation and Subsidiaries
(Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter Ended                  Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------

                                                          April  29, 2000      May 1, 1999    April 29, 2000      May 1, 1999
                                                          ---------------      -----------    --------------      -----------
Revenue:
  Sales                                                         $19,668          $17,756           $54,798          $58,698
  Service and other                                              12,547           14,781            41,124           44,849
-----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                  32,215           32,537            95,922          103,547

Operating costs and expenses:
  Cost of sales                                                  14,778           13,572            41,906           45,553
  Cost of service and other                                       9,752           10,440            30,348           31,874
  Research and development                                          238              409               830            1,547
  Selling, general and administrative                             7,460            7,828            24,047           24,050
  Reorganization/restructuring costs                                 --              175               624              813
-----------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                             32,228           32,424            97,755          103,837
-----------------------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                                           (13)             113            (1,833)            (290)

Non-operating income (expense):
  Interest expense                                               (1,408)          (1,404)           (4,163)          (4,334)
  Other, net                                                        430              137               822              316
-----------------------------------------------------------------------------------------------------------------------------------
    Loss before income taxes and
     extraordinary credit                                          (991)          (1,154)           (5,174)          (4,308)
Income tax expense                                                   18              237               251              500
-----------------------------------------------------------------------------------------------------------------------------------

  Loss before extraordinary credit                               (1,009)          (1,391)           (5,425)          (4,808)
-----------------------------------------------------------------------------------------------------------------------------------

Extraordinary credit -- debt extinguishment                          --               47                --            1,707
-----------------------------------------------------------------------------------------------------------------------------------

  Net loss                                                      $(1,009)         $(1,344)          $(5,425)         $(3,101)
===================================================================================================================================
Net loss,  adjusted for preferred stock dividends paid or accumulated  plus gain on exchange and retirement of
  preferred stock - Net Loss applicable to common               $(1,133)         $(1,354)          $(5,874)         $(3,313)
============================================================================================================================


Basic and Diluted Earnings (Loss)  Per Common Share:
  Loss  before extraordinary credit                              $(.06)           $(.08)            $(.32)           $(.29)
  Gain on exchange of preferred stock                                --              .01                --             .02
  Extraordinary credit                                               --               --                --             .09
-----------------------------------------------------------------------------------------------------------------------------------
        Net loss per common share                                $(.06)           $(.07)            $(.32)           $(.18)
===================================================================================================================================

Average Common Shares Outstanding:
    Basic                                                   18,383,028          18,276,977        18,359,438    18,190,461
    Diluted                                                 18,383,028          18,301,361        18,359,438    18,190,461

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Datapoint Corporation and Subsidiaries
(Unaudited)

                                                                                      (In Thousands)
                                                                                     Nine Months Ended
                                                                                April 29, 2000   May 1, 1999

Cash flows from operating activities:
   Net loss                                                                      $(5,425)          $(3,101)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                 1,754             2,476
     Provisions (recoveries) on accounts receivable                                   34              (167)
     Gain on debt extinguishment                                                      --            (1,707)
     Deferred income taxes                                                            30               122
     Realized gain on sale of property                                                --              (273)
   Changes in assets and liabilities:
         (Increase) decrease in receivables                                       (6,047)            2,928
         (Increase) decrease in inventory                                         (1,149)               71
         Increase (decrease) in accounts payable and accrued expenses             12,425            (5,056)
         Increase (decrease) in other liabilities and deferred credits            (1,565)             (920)
     Other, net                                                                     (102)              (37)
-----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                           (45)           (5,664)

Cash flows from investing activities:
   Payments for fixed assets                                                      (1,674)           (2,110)
   Proceeds from dispositions of fixed assets                                         --             2,111
   Other, net                                                                       (157)              112
----------------------------------------------------------------------------------------------------------
       Net cash provided (used) from investing activities                         (1,831)              113

Cash flows from financing activities:
   Proceeds from borrowings                                                       94,294            58,424
   Payments on borrowings                                                        (94,323)          (61,180)
   Restricted cash for letters of credit                                              33                 9
----------------------------------------------------------------------------------------------------------
       Net cash provided (used) in financing activities                                4            (2,747)

Effect of foreign currency translation on cash                                      (196)               69
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (2,068)           (8,229)
Cash and cash equivalents at beginning of period                                   3,568            12,101
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $1,500            $3,872
                                                                                  ======            ======

Cash payments for:
   Interest                                                                         $506            $3,159
   Income taxes, net                                                                $445              $413

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

The financial statements have been prepared on the basis of current ongoing operations without regard to the sale of the Company's European Operations and the effect of the bankruptcy proceedings, as more fully described below.

The Company has not sought to retain an independent auditor, which will require court approval, subsequent to the filing of Petition for Reorganization under Chapter 11 of the United States Bankruptcy Code, as discussed below, and therefore, this Form 10-Q has been prepared without independent auditor involvement or review.

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

The results of operations for the three and nine months ended April 29, 2000, are not necessarily indicative of the results to be expected for the full year ended July 29, 2000.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it had a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raised substantial doubt about its ability to continue as a going concern. For the nine month period ended April 29, 2000, the Company experienced a net loss of $5,425 and it has a working capital deficiency of $25,475 and a net capital deficiency of $77,434. The Company's ability to continue operations will depend on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there can be no assurances that the cCompany's operations will continue.

     Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Stock Purchase Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Stock Purchase Agreement as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Stock Agreement"), the Company agreed to sell its European Operations to Datapoint Newco I Limited ("Newco"), a limited company affiliated with CallCentric, for $49,500 in cash, less certain adjustments, in the event that the aggregate shareholder's deficit of the European Operations exceeds $10,000. The Stock Purchase Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code and that the sale of the European Operations to Newco would be subject to higher and better offers and the approval of the Bankruptcy Court.

The Company intends to file a reorganization plan pursuant to Chapter 11 of the Bankruptcy Code and in that respect has commenced negotiations over the terms of such plan with members of an Official Committee of Unsecured Creditors appointed in the bankruptcy case.

The European Operations represented 97% of the Company's total revenue during 1999 and 98% of the Company's total revenue for the quarter and nine months ended April 29, 2000. Excluding the European Operations, the Company's consolidated revenue and operating loss were $610 thousand and $1.7 million respectively, for the quarter ended April 29, 2000 and $1.6 million and $7.1 million, respectively, for the first nine months of fiscal 2000.

     Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures due June 1, 2006 which were issued pursuant to the Indenture of the Company, dated as of June 1, 1981 (the "Indenture"). The Company has had informal discussions with certain of the large holders of Debentures concerning such default. On May 2, 2000 the Company filed a petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case has been assigned docket number 00-1853 (PJW). On May 12, 2000, the Bankruptcy Court scheduled a hearing for June 15, 2000 to consider the Company's motion to approve the sale of the European Operations.

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

2.  Inventories

Inventories consist of:
                                      April 29, 2000    July 31, 1999
Raw materials                              $86               $93
Work in process                             47               234
Finished and purchased products          3,401             2,305
                                         -----             -----
                                        $3,534            $2,632
                                        ======            ======

3.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.


4.   Net Income (Loss) to Common Share

Net income (loss) applicable to common share is as follows:

                                                          Quarter Ended                      Nine Months Ended
                                                 04/29/00           05/01/99             04/29/00      05/01/99

Loss before extraordinary credit                   $(1,009)         $(1,391)            $(5,425)        $(4,808)
Preferred stock dividends accumulated                 (163)            (165)               (488)           (518)
Gain on the exchange of preferred stock                 39              155                  39             306
Extraordinary credit                                    --               47                  --           1,707
--------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common                      $(1,133)         $(1,354)            $(5,874)        $(3,313)
                                                   ========         ========            ========        ========

Average common shares outstanding:
   Basic                                        18,383,028       18,276,977          18,359,438      18,190,461
   Diluted                                      18,383,028       18,301,361          18,359,438      18,190,461
Net loss per common share                           $(.06)           $(.07)              $(.32)          $(.18)

5.   Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are foreign currency translation and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999. On this basis, these nonowner increases to stockholders' deficit, including net income or loss, for the third quarter of 2000 and the first nine months of 2000, totaled $0.7 million and $5.3 million, respectively. For the third quarter of 1999 and the first nine months of 1999, these nonowner increases totaled $1.7 million and $3.1 million, respectively.


6.   Non-operating Income (Expense)

                                                 Quarter  Ended                 Nine Months Ended
(In thousands)                               04/29/00     05/01/99         04/29/00    05/01//99
                                             --------     --------         --------    ---------

Interest earned                                $33          $49              $83         $265
Foreign currency gains (losses)                322          109              706           (8)
Realized gain on sale of property               --           --               --          273
Other                                           75          (21)              33         (214)
                                                --          ----              --         -----
                                              $430         $137             $822         $316
                                              ====         ====             ====         ====

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

The following table presents certain information regarding the Company's reportable operating segments for the quarter and nine months ended April 29, 2000 and May 1, 1999:

                                                 Quarter Ended                   Nine Months Ended
                                                 -------------                   -----------------
                                           04/29/00         05/01/99          04/29/00         05/01/99
                                           --------         --------          --------         --------

Revenue
Sweden                                     $8,837           $9,997           $29,994          $31,333
United Kingdom                              7,715            8,190            24,019           27,253
France                                      3,527            4,352            11,641           13,152
Belgium                                     1,536            3,159             5,780           10,587
Corporate and Other                        10,684            7,078            24,974           21,771
Eliminations                                  (84)            (239)             (486)            (549)
------------------------------------------------------------------------------------------------------
   Total                                  $32,215          $32,537           $95,922         $103,547
                                          ===========================================================


                                                 Quarter Ended                   Nine Months Ended
                                                 -------------                   -----------------
                                           04/29/00         05/01/99          04/29/00         05/01/99
                                           --------         --------          --------         --------

Segment Profit (Loss)
Sweden                                       $683             $454            $2,912           $1,933
United Kingdom                                924            1,139             3,079            2,625
France                                        120              410               360              543
Belgium                                        52              248                (2)           1,128
Corporate and Other                        (1,792)          (2,138)           (8,182)          (6,519)
------------------------------------------------------------------------------------------------------
  Operating Income (Loss)                     (13)             113            (1,833)            (290)
Interest Expense                           (1,408)          (1,404)           (4,163)          (4,334)
Other Non-Operating Income, net               430              137               822              316
-----------------------------------------------------------------------------------------------------
   Loss Before Income Taxes and
      Extraordinary Credit                  $(991)         $(1,154)          $(5,174)         $(4,308)
                                            ==========================================================




Assets:                              April 29, 2000         July 31, 1999
-------------------------------------------------------------------------
Sweden                                    $11,693               $12,786
United Kingdom                             18,795                18,838
France                                     13,483                13,870
Belgium                                     4,041                15,677
Corporate and Other                        48,246                44,614
Eliminations                              (47,966)              (56,452)
------------------------------------------------------------------------
   Total                                  $48,292               $49,333
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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Years Referred to are Fiscal Years)

Overview

The Company had an operating loss of $13 thousand and a net loss of $1.0 million for the third quarter of 2000 and an operating loss of $1.8 million and a net loss of $5.4 million for the first nine months of 2000. This compares with operating income of $113 thousand and a net loss of $1.3 million for the third quarter of 1999 and an operating loss of $290 thousand and a net loss of $3.1 million for the first nine months of 1999. Revenue during the third quarter of 2000 decreased $322 thousand, or 1%, compared with the same period of the prior year. For the first nine months of 2000, total revenue decreased $7.6 million, or 7.4%, when compared with the same period of the prior year. Approximately $2.9 million and $8.5 million, respectively, of the decrease was due to the impact of a stronger U.S. dollar, on average, during the third quarter of 2000 and the first nine months of 2000, as compared to the average U.S. dollar during the same periods of 1999.

Operating expenses (excluding cost of revenue and restructuring) for the third quarter of 2000 and for the first nine months of 2000, were $7.7 million and $24.9 million, respectively, compared with $8.2 million and $25.6 million, respectively, for the same periods a year ago. On October 8, 1999, the Company discontinued its domestic video conferencing (MINX) operations thereby incurring restructuring costs of $624 thousand, related to severance actions in the United States for 28 employees.

During the third quarter of 2000 and the first nine months of 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. During the third quarter of 1999, the Company repurchased approximately $81 thousand face value of its 8 7/8% convertible subordinated debentures. This brought the total of repurchased bonds to $3.2 million for the first nine months of 1999. These purchases resulted in an extraordinary gain of $47 thousand for the third quarter of fiscal 1999 and approximately $1.7 million for the first nine months of 1999.

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

Multi-speed Networking Patents

 Datapoint is also the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to network technology. The Company believes these patents cover most products introduced by various suppliers to the networking industry and dominates certain types of dual-speed technology on networking recently introduced by various industry leaders. Datapoint has asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

     (1) Datapoint Corporation v. Standard Micro-Systems, Inc. and Intel Corporation, No. C.V.-96-1685;
-----------------------------------------------------------------------------

     (2) Datapoint Corporation v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay Networks, Inc., Crosscom
Corp. and Assante  Technologies,  Inc. No. CV 96 4534;
-------------------------------------------------------------

     (3) Datapoint Corporation v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix, SVEC America Computer Corporation, and Nbase Communications, No. CV 96 6334; and
--------------------------------------------------------------


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

Results of Operations

The Company had an operating loss of $13 thousand and a net loss of $1.0 million for the third quarter of 2000 and an operating loss of $1.8 million and a net loss of $5.4 million for the first nine months of 2000. This compares with operating income of $113 thousand and a net loss of $1.3 million for the third quarter of 1999 and an operating loss of $290 thousand and a net loss of $3.1 million for the first nine months of 1999. The following is a summary of the Company's sources of revenue (approximately 99 percent of Datapoint's international revenue is derived from customers in Western Europe):

                                 Quarter  Ended                    Nine Months Ended
    (In thousands)          04/29/00         05/01/99          04/29/00         05/01/99
                            --------         --------          --------         --------

   Sales:
    U.S.                         $55             $819              $442           $2,527
    Foreign                   19,613           16,937            54,356           56,171
                              ------           ------            ------           ------
                              19,668           17,756            54,798           58,698
  Service and other:
    U.S.                         177              258               678              815
    Foreign                   12,370           14,523            40,446           44,034
                              ------           ------            ------           ------
                              12,547           14,781            41,124           44,849
                              ------           ------            ------           ------

  Total revenue              $32,215          $32,537           $95,922         $103,547
                             =======          =======           =======         ========

Total revenue during the third quarter of 2000 decreased $322 thousand, or 1%, compared with the same period of the prior year. For the first nine months of 2000, total revenue decreased $7.6 million, or 7.4%, when compared with the same period of the prior year. Approximately $2.9 million and $8.5 million, respectively, of the decrease was due to the impact of a stronger U.S. dollar, on average, during the third quarter of 2000 and the first nine months of 2000, as compared to the average U.S. dollar during the same periods of 1999. For the third quarter of 2000 and for the first nine months of 2000, approximately $0.8 million and $2.2 million, respectively, of the decrease was due to lower sales and service volumes in the U.S. due primarily to the discontinuance of its domestic video conferencing (MINX) operations.

The gross profit margins for the third quarter of 2000 and for the first nine months of 2000 were 23.9% and 24.7%, respectively, and were 26.2% and 25.2%, respectively, for the same periods of the prior year.

Operating expenses (excluding cost of revenue and restructuring) for the third quarter of 2000 and for the first nine months of 2000, were $7.7 million and $24.9 million, respectively, compared with $8.2 million and $25.6 million, respectively, for the same periods a year ago. On October 8, 1999, the Company discontinued its domestic video conferencing (MINX) operations thereby incurring restructuring costs of $624 thousand, related to severance actions in the United States for 28 employees.

Non-operating expenses for the third quarter of 2000 and for the first nine months of 2000, consisted primarily of interest expense of $1.4 million and $4.2 million, respectively and foreign currency gains of $322 thousand and 706 thousand, respectively. Non-operating income and expenses for the third quarter and the first nine months of 1999, consisted primarily of interest expense of $1.4 million and $4.3 million, respectively.

During the third quarter of 2000 and the first nine months of 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. During the third quarter of 1999, the Company repurchased approximately $81 thousand face value of its 8 7/8% convertible subordinated debentures. This brought the total of repurchased bonds to $3.2 million for the first nine months of 1999. These purchases resulted in an extraordinary gain of $47 thousand for the third quarter of fiscal 1999 and approximately $1.7 million for the first nine months of 1999.

Financial Condition

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it had a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raised substantial doubt about its ability to continue as a going concern. For the nine month period ended April 29, 2000, the Company experienced a net loss of $5,425 and it has a working capital deficiency of $25,475 and a net capital deficiency of $77,434. The Company's ability to continue operations will depend on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there can be no assurances that the Company's operations will continue.

     Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Stock Purchase Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Stock Purchase Agreement as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Stock Agreement"), the Company agreed to sell its European Operations to Datapoint Newco I Limited ("Newco"), a limited company affiliated with CallCentric, for $49,500 in cash, less certain adjustments, in the event that the aggregate shareholder's deficit of the European Operations exceeds $10,000. The Stock Purchase Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code and that the sale of the European Operations to Newco would be subject to higher and better offers and the approval of the Bankruptcy Court.

The Company intends to file a reorganization plan pursuant to Chapter 11 of the Bankruptcy Code and in that respect has commenced negotiations over the terms of such plan with members of an Official Committee of Unsecured Creditors appointed in the bankruptcy case.

The European Operations represented 97% of the Company's total revenue during 1999 and 98% of the Company's total revenue for the quarter and nine months ended April 29, 2000. Excluding the European Operations, the Company's consolidated revenue and operating loss were $610 thousand and $1.7 million respectively, for the quarter ended April 29, 2000 and $1.6 million and $7.1 million, respectively, for the first nine months of fiscal 2000.

     Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures due June 1, 2006 which were issued pursuant to the Indenture of the Company, dated as of June 1, 1981 (the "Indenture"). The Company has had informal discussions with certain of the large holders of Debentures concerning such default. On May 2, 2000 the Company filed a petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case has been assigned docket number 00-1853 (PJW). On May 12, 2000, the Bankruptcy Court scheduled a hearing for June 15, 2000 to consider the Company's motion to approve the sale of the European Operations.

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

During the first nine months of 2000, the Company's cash and cash equivalents decreased $2.1 million due primarily to the usage of cash in investing activities.

During the first nine months of 2000, the Company's net cash used in investing activities was approximately $1.8 million which included fixed asset purchases (primarily test equipment, spares, and internally-used equipment).

Net cash provided by financing activities was $4 thousand during the first nine months of 2000.

As of April 29, 2000, the Company had restricted cash of $295 thousand as compared to $328 thousand in the prior year. The 2000 and 1999 balances were restricted primarily to cover various lines of credits, reflected as payables to banks. Reorganization/Restructuring Costs
(In thousands)

     During the first quarter of 2000, the Company incurred restructuring costs of $624 for employee termination costs. These costs related to the termination of 28 employees at the Company's San Antonio headquarters in connection with the Company's discontinuance of its domestic video conferencing (MINX) operations. At April 29, 2000, accrued but unpaid restructuring costs were approximately $61. Such costs are expected to be paid through the fourth quarter of fiscal 2000. For the third quarter of 1999 and the first nine months of 1999, the Company incurred restructuring costs of $175 and $813, respectively, for employee terminations.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

On May 2, 2000 the Company filed a petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case has been assigned docket number 00-1853 (PJW).

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


Item 3.   Defaults Upon Senior Securities

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures which were issued pursuant to the Indenture (See
Part I, note 1 to Financial Statements). The Company has had informal meetings with certain of the large holders of Debentures concerning such default. As of the date of this report the default and the total arrearages in interest total approximately $2.4 million. In addition, as of the date hereof, the Company has outstanding 650,516 shares of its preferred stock, par value $1.00 per share. The aggregate liquidation preference and dividend arrearages on such shares is approximately $16.8 million including dividend arrearages of $3.7 million.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K: In a report filed on Form 8-K dated May 3, 2000, the Company reported that it had filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and that it had entered into the Stock Purchase Agreement.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       DATAPOINT CORPORATION
                                            (Registrant)






DATE:  June 13, 2000                   /s/ Phillip P. Krumb
                                       Phillip P. Krumb
                                       Acting Chief Financial Officer
                                       (Acting Chief Accounting Officer)