Form 10-QT
period 1999-12-31
DYNACORE HOLDINGS CORP
filed 2000-08-11
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QT

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

     [ ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended _________________________

                                       OR

     [ X ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from August 1, 1999 to December 31, 1999


                          Commission file number 1-7636

                          DYNACORE HOLDINGS CORPORATION

                        (formerly Datapoint Corporation)

             (Exact name of registrant as specified in its charter)



           Delaware                                    74-1605174
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                              8410 Datapoint Drive
                          San Antonio, Texas 78229-8500
              (Address of principal executive office and zip code)

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

     As of December 31, 1999, 18,355,050 shares of Dynacore Holdings Corporation Common Stock were outstanding, exclusive of 2,636,167 shares held in Treasury.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                       Page
                                                                      Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     December 31, 1999 (unaudited) and July 31, 1999                        3

    Consolidated Statements of Operations -
     Five Months Ended December 31, 1999 and 1998 (unaudited)               4

    Consolidated Statements of Cash Flows -
     Five Months Ended December 31, 1999 and 1998 (unaudited)               5

    Notes to Consolidated Financial Statements                              6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10



Part II. Other Information

Item 1.  Legal Proceedings                                                 15
Item 3.  Default Upon Senior Securities                                    15
Item 6.  Exhibits and Reports on Form 8-K                                  15


Signature                                                                  16
---------

                                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries

                                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                                Dec. 31, 1999       July 31, 1999
                                                                                -------------       -------------

Assets

Current assets:
   Cash and cash equivalents                                                      $2,089            $3,568
   Restricted cash and cash equivalents                                              298               328
   Accounts receivable, net of allowance for doubtful
     accounts of $773 and $880, respectively                                      29,780            32,130
   Inventories                                                                     1,563             2,632
   Prepaid expenses and other current assets                                       2,363             2,272
----------------------------------------------------------------------------------------------------------
   Total current assets                                                           36,093            40,930

Fixed assets, net                                                                  5,872             5,928
Other assets, net                                                                  2,089             2,475
----------------------------------------------------------------------------------------------------------
                                                                                 $44,054           $49,333
==========================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
   Payables to banks                                                              $8,288            $6,676
   Current maturities of long-term debt                                            4,960             4,960
   Accounts payable                                                               13,479            14,451
   Accrued expenses                                                               23,867            22,890
   Deferred revenue                                                                8,125             9,311
   Income taxes payable                                                            1,725             2,175
----------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   60,444            60,463

Long-term debt, exclusive of current maturities                                   50,000            50,000
Other liabilities                                                                 10,166            10,998

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized 10,000,000;  shares issued and outstanding  661,967 for the periods ended December 31, 1999 and July 31,
   1999  (aggregate  liquidation  preference,  including  dividend  in  arrears,
   $16,715 for the period ended
   December 31, 1999 and $16,549 for the period ended July 31, 1999).                662               662
Common stock of $0.25 par value.  Shares authorized 40,000,000;
   shares issued  20,991,217, including treasury shares of
   2,636,167 for the period ended December 31, 1999 and 2,655,985
   for the period ended July 31, 1999.                                             5,248             5,248
Paid in capital                                                                  212,733           212,733
Accumulated other comprehensive income                                              (436)             (354)
Retained deficit                                                                (292,817)         (288,292)
Treasury stock, at cost                                                           (1,946)           (2,125)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                                   (76,556)          (72,128)
-----------------------------------------------------------------------------------------------------------
                                                                                 $44,054           $49,333
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries
(Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Five Months Ended
-----------------------------------------------------------------------------------------------------------------------------------

                                                          December 31, 1999                  December 31, 1998
                                                          -----------------                  -----------------
Revenue:
  Sales                                                         $27,932                            $30,991
  Service and other                                              23,928                             25,004
-----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                  51,860                             55,995

Operating costs and expenses:
  Cost of sales                                                  21,831                             24,018
  Cost of service and other                                      17,143                             17,648
  Research and development                                          490                                907
  Selling, general and administrative                            13,544                             13,591
  Reorganization/restructuring costs                                624                                 --
-----------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                             53,632                             56,164
-----------------------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                                        (1,772)                              (169)

Non-operating income (expense):
  Interest expense                                               (2,378)                            (2,475)
  Other, net                                                        (35)                              (274)
-----------------------------------------------------------------------------------------------------------------------------------
    Loss before income taxes and
     extraordinary credit                                        (4,185)                            (2,918)
Income tax expense                                                  328                                 85
-----------------------------------------------------------------------------------------------------------------------------------

  Loss before extraordinary credit                               (4,513)                            (3,003)
-----------------------------------------------------------------------------------------------------------------------------------

Extraordinary credit -- debt extinguishment                          --                              1,284
-----------------------------------------------------------------------------------------------------------------------------------

  Net loss                                                      $(4,513)                           $(1,719)
===================================================================================================================================
Net loss,  adjusted for preferred stock dividends paid
or accumulated  plus gain on exchange and retirement of
preferred stock - Net Loss applicable to common                 $(4,678)                           $(1,816)
===========================================================================================================


Basic and Diluted Earnings (Loss)  Per Common Share:
  Loss  before extraordinary credit                           $(.26)                               $  (.18)
  Gain on exchange of preferred stock                            --                                    .01
  Extraordinary credit                                           --                                    .07
-----------------------------------------------------------------------------------------------------------------------------------
        Net loss per common share                             $(.26)                               $  (.10)
===================================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                       18,345,898                          18,130,874


See accompanying Notes to Consolidated Financial Statements.


   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Dynacore Holdings Corporation and Subsidiaries
   (Unaudited)

                                                                                       (In Thousands)
                                                                                      Five Months Ended
                                                                                  Dec. 31, 1999  Dec. 31, 1998

Cash flows from operating activities:
   Net loss                                                                      $(4,513)          $(1,719)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                 1,470             1,557
     Provisions (recoveries) on accounts receivable                                 (203)             (151)
     Gain on debt extinguishment                                                      --            (1,284)
     Deferred income taxes                                                            60               374
     Realized gain on sale of property                                                --              (273)
   Changes in assets and liabilities:
         (Increase) decrease in receivables                                          714             3,476
         (Increase) decrease in inventory                                          1,008            (1,896)
         Increase (decrease) in accounts payable and accrued expenses              1,044            (5,249)
         Increase (decrease) in other liabilities and deferred credits            (1,254)           (2,688)
     Other, net                                                                      (94)              221
----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                        (1,768)           (7,632)

Cash flows from investing activities:
   Payments for fixed assets                                                      (1,729)           (1,293)
   Proceeds from dispositions of fixed assets                                         --             2,111
   Other, net                                                                        153               107
----------------------------------------------------------------------------------------------------------
       Net cash provided (used) from investing activities                         (1,576)              925

Cash flows from financing activities:
   Proceeds from borrowings                                                       51,692            33,654
   Payments on borrowings                                                        (49,811)          (33,607)
   Restricted cash for letters of credit                                              30              (113)
-----------------------------------------------------------------------------------------------------------
       Net cash provided (used) in financing activities                            1,911               (66)

Effect of foreign currency translation on cash                                       (46)              465
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (1,479)           (6,308)
Cash and cash equivalents at beginning of period                                   3,568            12,101
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $2,089            $5,793
                                                                                  ======            ======

Cash payments for:
   Interest                                                                         $467            $3,604
   Income taxes, net                                                                $324              $510

See accompanying Notes to Consolidated Financial Statements.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)

1.  Basis of Presentation and Sale of European Operations

On June 27, 2000, Dynacore Holdings Corporation (the "Company") (formerly Datapoint Corporation), elected to change its fiscal year from a July year end to a calendar year end, effective January 1, 2000. In accordance with the rules and regulations of the Securities and Exchange Commission, the consolidated financial statements included in this Transition Report are for the five-month period ended December 31, 1999 (the "transition period").

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

The accompanying unaudited consolidated financial statements have been prepared by Dynacore Holdings Corporation in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments which are necessary for a fair statement of the results of the interim periods presented. All adjustments made in the interim statements are of a normal recurring nature.

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it had a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raised substantial doubt about its ability to continue as a going concern. For the five month period ended December 31, 1999, the Company experienced a net loss of $4,513 and it had a working capital deficiency of $24,351 and a net capital deficiency of $76,556. The Company's ability to continue operations depended on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there could have been no assurances that the Company's operations were able to continue.

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Reboot Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, the Company sold (the "Sale") its European Operations to Datapoint Newco I Limited ("Newco"), a United Kingdom corporation affiliated with CallCentric, for $49,500 in cash, less certain adjustments, in the event that the aggregate shareholder's deficit of the European Operations exceeded $10,000. The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 2, 2000 and that the sale of the European Operations to Newco would be subject to higher and better offers, if any, and the approval of the Bankruptcy Court. The Bankruptcy Court approved the sale on June 15, 2000.

The Company intends to file a Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code and in that respect has commenced negotiations over the terms of such plan with members of an Official Committee of Unsecured Creditors appointed in the bankruptcy case.

On June 27, 2000, Dynacore announced that an agreement in principle had been reached with the Official Unsecured Creditors' Committee appointed in the corporation's Chapter 11 case pending in the United States Bankruptcy Court for the District of Delaware. (Case No. 00-1853(PJW)).

The agreement in principle, which is subject to among other things, filing of a Plan of Reorganization, approval by creditors and equity security holders and approval by the Bankruptcy Court, provides for the distribution of approximately $34.8 million in cash to holders of the outstanding 8 7/8% Convertible Subordinated Debentures due 2006 (the "Debentures") and other unsecured creditors from the proceeds of the sale to Newco. Such cash distribution is expected to result in holders of Debentures receiving a distribution equal to approximately 60% of the face value of the outstanding Debentures, excluding accrued interest. At the time of confirmation of the proposed Plan of Reorganization, Dynacore is expected to have remaining working capital of approximately $4 million after fees, expenses and certain escrow items required in the Sale pursuant to the Sale Agreement.

The agreement in principle currently under discussion with the Official Unsecured Creditors' Committee contemplates that when the reorganized Dynacore emerges from Chapter 11: (i) Debenture holders and other unsecured creditors will receive 25% of the equity of the reorganized corporation, 3 out of 7 seats on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), to be formed to pursue the patent litigations of Dynacore more fully described below in Item 2, (ii) holders of the preferred stock, par value $1.00 per share, will receive 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, will receive 41.5% of the equity of the reorganized corporation, (iv) current officer management will receive 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that include contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust shall be retained by the reorganized Dynacore. Under the agreement in principle with the Official Unsecured Creditors' Committee, all options to purchase shares of common stock of the Company will be cancelled. The proposed Plan of Reorganization of the corporation is expected to be filed during August 2000.

Pursuant to the agreement in principle, which is expected to be memorialized in the proposed Plan of Reorganization, the beneficial interests in the Patent Litigation Trust, are expected to be transferable and tradeable. In addition, pursuant to the proposed Plan of Reorganization, Dynacore will distribute to its then shareholders 75% of the first $100 million of net proceeds received on account of its beneficial interest in the Patent Litigation Trust, if any, after adjustment for corporate tax and payment of all patent litigation expenses.

The unaudited financial statements exclude any impact resulting from the agreement described above.

The European Operations represented 98% and 97%, respectively, of the Company's total revenue for the five month period ended December 31, 1999 and 1998.
Excluding the European Operations, the Company's consolidated revenue and operating loss were $814 thousand and $3.4 million respectively, for the five month period ended December 31, 1999 and $1.5 million and $3.1 million, respectively, for the five month period ended December 31, 1998.

2.  Inventories

Inventories consist of:
                                Dec. 31, 1999      July 31, 1999
Raw materials                         $115               $93
Work in process                        138               234
Finished and purchased products      1,310             2,305
                                     -----             -----
                                    $1,563            $2,632
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

4.   Net Income (Loss) to Common Share

Net income (loss) applicable to common share is as follows:

                                                      Five Months Ended
                                                      -----------------
                                                   12/31/99        12/31/ 98
                                                   --------        ---------
Loss before extraordinary credit                   $(4,513)         $(3,003)
Preferred stock dividends accumulated                 (165)            (175)
Gain on the exchange of preferred stock                 --               78
Extraordinary credit                                    --            1,284
-----------------------------------------------------------------------------
Net loss applicable to common                      $(4,678)         $(1,816)
                                                   ========         ========

Average common shares outstanding:
   Basic and Diluted                            18,345,898       18,130,874

Net loss per common share                           $(.26)           $(.10)

5.   Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are foreign currency translation and minimum pension liability adjustments. The Company adopted this Statement in August 1998. On this basis, these nonowner increases to stockholders' deficit, including net income or loss, for the five months ended December 31, 1999 and December 31, 1998, totaled $4.6 million and $2.2 million, respectively.

6.   Non-operating Income (Expense)

                                                 Five Months Ended
(In thousands)                               12/31/99          12/31/98
                                             --------          --------

Interest earned                                    $6              $156
Foreign currency gains (losses)                   218              (355)
Realized gain on sale of property                  --               273
Other                                            (259)             (348)
                                                 -----             -----
                                                 $(35)            $(274)
                                                 =====            ======

7.   Operating Segments

     In 1999, the Company adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Through the time of the consummation of the Sale, Dynacore was principally engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products - both hardware and software. These products and services are for integrated computer and telecommunication network systems. The Company's Chief Operating Decision Maker
(CODM) assesses performance and allocates resources based on a geographic reporting structure. Through the time of the consummation of the Sale, substantially all of the Company's operations consisted of ten European subsidiaries and to a lesser extent, domestic operations. Reportable operating segments under SFAS No. 131 include the Company's subsidiaries residing in Sweden, the United Kingdom, France, and Belgium. Each of these subsidiaries functioned as value-added resellers.

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

The following table presents certain information regarding the Company's reportable operating segments for the five month period ended December 31, 1999 and December 31, 1998:


                                               Five Months Ended
                                           12/31/99         12/31/98
Revenue
Sweden                                    $17,567          $16,450
United Kingdom                             14,164           16,572
France                                      5,211            6,113
Belgium                                     3,524            5,473
Corporate and Other                        11,784           11,645
Eliminations                                 (390)            (258)
-------------------------------------------------------------------
   Total                                  $51,860          $55,995
                                          ========================

                                               Five Months Ended
                                           12/31/99         12/31/98
Segment Profit (Loss)
Sweden                                     $1,787           $1,278
United Kingdom                              1,230            1,512
France                                       (252)            (241)
Belgium                                       (78)             569
Corporate and Other                        (4,459)          (3,287)
-------------------------------------------------------------------
  Operating Income (Loss)                  (1,772)            (169)
Interest Expense                           (2,378)          (2,475)
Other Non-Operating Income, net               (35)            (274)
-------------------------------------------------------------------
   Loss Before Income Taxes and
      Extraordinary Credit                $(4,185)         $(2,918)
                                          =========================


Assets:                             December 31, 1999       July 31, 1999
-------------------------------------------------------------------------
Sweden                                    $14,408               $12,786
United Kingdom                             22,669                18,838
France                                     10,971                13,870
Belgium                                    13,028                15,677
Corporate and Other                        39,723                44,614
Eliminations                              (56,745)              (56,452)
------------------------------------------------------------------------
   Total                                  $44,054               $49,333
                                          =============================


8.   Acquisitions

On July 27, 1999, the Company, through its newly formed subsidiary, Corebyte Inc., conditionally acquired (the "Corebyte Acquisition") the Corebyte communication and networking software product family (the "Corebyte Products"). The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom ("Engstrom"), dated July 27, 1999. Consideration provided for the Corebyte assets comprised the following: (i) options to purchase up to one million shares of common stock of the Company at an exercise price of $1.00 per share, (ii) options to purchase an additional one million shares of common stock of the Company at an exercise price equal to 80% of the closing price per share of common stock of the Company on July 27, 2000, the first anniversary of the acquisition, provided that Mr. Engstrom is still employed by the Company on such date; (iii) up to twenty-five percent of the common stock in Corebyte, Inc.; and (iv) $75,000 in cash as reimbursement for certain research and development expenses. All such consideration is being held by the Company pending final resolution of Engstrom
v. Futureshare.com, LLC, a litigation. Under the agreement in principle with the Official Unsecured Creditors' Committee, all options to purchase shares of common stock of the Company will be cancelled.

On June 30, 2000, the United States District Court for the Southern District of New York dismissed, without prejudice, for lack of subject matter jurisdiction John A. Engstrom v. Futureshare.com LLC (99 Civ. 3824), the pending litigation concerning the ownership status of the intellectual property underlying the Corebyte Networks(TM) product family of software licensed on an exclusive basis to the Registrant in July 1999 from Engstrom. The Court cited the general principle under the Federal Copyright Act that works are subject to copyright by the mere act of creation, subject to the notable work for hire exception. The work for hire doctrine provides that if an employee who creates a work within the scope of his or her employment, such work is automatically owned by the employer. The Court indicated that the parties did not dispute the chronology of events in this action. The software was created in November 1997, one and one-half years before futureshare.com LLC (the "LLC") was formed. Therefore, the Court concluded that Engstrom could not have been an employee of the LLC at the time of creation of the software and there is no good faith basis for the LLC to allege that the software is within the scope of the work for hire doctrine. Accordingly, the Court found that absent a transfer of rights, Engstrom is the sole owner of the software. The Court further indicated that whether a transfer of exclusive rights in the software and/or the extent of any transfer, otherwise within Engstrom's right, has been contractually modified turns on the interpretation of the language of the operating agreement of the LLC. As to this question, the Court indicated that it is purely an issue of state law and does not implicate the Federal Copyright Act. Accordingly, the Court dismissed this action without prejudice to the right to file a state action.

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Five Months Ended December 31, 1999 Versus the Five Months Ended December 31, 1998)

Overview

The Company had an operating loss of $1.8 million and a net loss of $4.5 million for the five months ended December 31, 1999 and an operating loss of $169 thousand and a net loss of $1.7 million for the five months ended December 31, 1998. Revenue during the five months ended December 31, 1999 decreased $4.1 million, or 7.4%, compared with the same period of the prior year. Approximately $3.7 million of the decrease was due to the impact of a stronger U.S. dollar, on average, during the five months ended December 31, 1999 as compared to the average U.S. dollar during the same period of 1998.

Operating expenses (excluding cost of revenue and restructuring) for the five months ended December 31, 1999 were approximately $14.0 million, compared with $14.5 million for the same period of the prior year. On October 8, 1999, the Company discontinued its domestic video conferencing (MINX) operations thereby incurring restructuring costs of $624 thousand, related to severance actions in the United States for 28 employees.

During the five months ended December 31, 1999, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures.
During the five months ended December 31, 1998, the Company repurchased approximately $2.4 million face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of approximately $1.3 million for the five months ended December 31, 1998.

In October 1998, the Company sold the building it owned in Gouda, Netherlands to a private unaffiliated group for approximately $2.1 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of approximately 18,000 square feet for an initial term of five years and approximately 12,000 square feet for an initial lease term of one year. The Company recorded in non-operating income a gain of approximately $.3 million during the five month period ended December 31, 1998. The remainder of the gain ($.9 million) was deferred and is being amortized over the lease terms.

Patents and Trademarks

Dynacore owns certain patents, copyrights, trademarks and trade secrets in network technologies, which it considers valuable proprietary assets.

Video Conferencing Patents

Dynacore, along with John Frassanito and David A. Monroe, owns United States Patent Nos. 4,710,917 and 4,847,829 related to video teleconferencing technology. Dynacore had filed infringement actions against several companies. All actions were dismissed after an adverse result at trial and on appeal.

Multi-speed Networking Patents

 Dynacore is also the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to network technology. The Company believes these patents cover most products introduced by various suppliers to the networking industry and dominates certain types of dual-speed technology on networking recently introduced by various industry leaders. Dynacore has asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

     (1) Datapoint Corporation* v. Standard Micro-Systems, Inc. and Intel Corporation, No. C.V.-96-1685;
          ------------------------------------------------------------------

     (2) Datapoint Corporation* v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay
         Networks,  Inc., Crosscom Corp. and Assante Technologies, Inc.
         No. CV 96 4534;
         -------------------------------------------------------------

     (3) Datapoint Corporation* v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix, SVEC America Computer Corporation, and Nbase Communications, No. CV 96 6334; and
         ---------------------------------------------------- ---------------

     (4) Datapoint Corporation* v. Standard Microsystems Corp. and Intel Corp., individually, and as representatives of the class of all manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, No. CV-96-03819.
         -----------------------------------------------------------

* The Company expects to make a motion with the Court to reflect the name change to Dynacore Holdings Corporation.

These actions were consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued April of 1998 adverse to Dynacore. The Company had filed two sets of objections to certain portions of this report. The objections were overruled. These objections will now have to be resolved at the Appellate Court level. The briefing is completed. Both patents have been submitted to the Patent Office for re-examination. An adverse action was rendered on one patent, which the Company is contesting, and a favorable action was rendered on the other. The appeal has been stayed pending the complete outcome of the re-examination proceedings.

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

Results of Operations

The Company had an operating loss of $1.8 million and a net loss of $4.5 million for the five months ended December 31, 1999 and an operating loss of $169 thousand and a net loss of $1.7 million for the same period of the prior year. The following is a summary of the Company's sources of revenue (approximately 99 percent of Dynacore's international revenue is derived from customers in Western Europe):

                               Five Months  Ended
    (In thousands)          12/31/99         12/31/98
                            --------         --------

   Sales:
    U.S.                        $385           $1,043
    Foreign                   27,547           29,948
                              ------           ------
                              27,932           30,991
  Service and other:
    U.S.                         429              495
    Foreign                   23,499           24,509
                              ------           ------
                              23,928           25,004
                              ------           ------

  Total revenue              $51,860          $55,995
                             =======          =======

Total revenue during the five months ended December 31, 1999 decreased $4.1 million, or 7.4%, compared with the same period of the prior year. Approximately $3.7 million of the decrease was due to the impact of a stronger U.S. dollar, on average, during the five months ended December 31, 1999, as compared to the average U.S. dollar during the same period of 1998. For the five month period ended December 31, 1999, approximately $658 thousand and $66 thousand, respectively, of the decrease was due to lower sales and service volumes in the U.S. due primarily to the discontinuance of its domestic video conferencing
(MINX) operations.

The gross profit margin for the five months ended December 31, 1999 was 24.8% compared to 25.6%, for the same period of the prior year.

Operating expenses (excluding cost of revenue and restructuring) for the five months ended December 31, 1999 were approximately $14.0 million, compared with $14.5 million for the same period of the prior year. On October 8, 1999, the Company discontinued its domestic video conferencing (MINX) operations thereby incurring restructuring costs of $624 thousand, related to severance actions in the United States for 28 employees.

Non-operating expenses for the five months ended December 31, 1999, consisted primarily of interest expense of $2.4 million, foreign currency gains of $218 thousand and other expenses of $259 thousand. Non-operating income and expenses for the same period of the prior year, consisted primarily of interest expense of $2.5 million, foreign currency losses of $355 thousand, realized gain on sale of property of $273 thousand and other expenses of $348 thousand.

During the five months ended December 31, 1999, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures.
During the five months ended December 31, 1998, the Company repurchased approximately $2.4 million face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of approximately $1.3 million for the five months ended December 31, 1998.

Financial Condition

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. At July 31, 1999 and for the year then ended, the Company experienced a net loss of $7,549 and it had a working capital deficiency of $19,533 and a net capital deficiency of $72,128 which raised substantial doubt about its ability to continue as a going concern. For the five month period ended December 31, 1999, the Company experienced a net loss of $4,513 and it had a working capital deficiency of $24,351 and a net capital deficiency of $76,556. The Company's ability to continue operations depended on the availability of sufficient cash resources to meet the Company's obligations in the near term. Without the successful consummation of the announced sale of the European Operations, described below, and positive cash flow, if any, from future operations, there could have been no assurances that the Company's operations were able to continue.

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Reboot Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, the Company sold (the "Sale") its European Operations to Datapoint Newco I Limited ("Newco"), a United Kingdom corporation affiliated with CallCentric, for $49,500 in cash, less certain adjustments, in the event that the aggregate shareholder's deficit of the European Operations exceeded $10,000. The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 2, 2000 and that the sale of the European Operations to Newco would be subject to higher and better offers, if any, and the approval of the Bankruptcy Court. The Bankruptcy Court approved the sale on June 15, 2000.

The Company intends to file a Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code and in that respect has commenced negotiations over the terms of such plan with members of an Official Committee of Unsecured Creditors appointed in the bankruptcy case.

On June 27, 2000, Dynacore announced that an agreement in principle had been reached with the Official Unsecured Creditors' Committee appointed in the corporation's Chapter 11 case pending in the United States Bankruptcy Court for the District of Delaware. (Case No. 00-1853(PJW)).

The agreement in principle, which is subject to among other things, filing of a Plan of Reorganization, approval by creditors and equity security holders and approval by the Bankruptcy Court, provides for the distribution of approximately $34.8 million in cash to holders of the outstanding 8 7/8% Convertible Subordinated Debentures due 2006 (the "Debentures") and other unsecured creditors from the proceeds of the sale to Newco. Such cash distribution is expected to result in holders of Debentures receiving a distribution equal to approximately 60% of the face value of the outstanding Debentures, excluding accrued interest. At the time of confirmation of the proposed Plan of Reorganization, Dynacore is expected to have remaining working capital of approximately $4 million after fees, expenses and certain escrow items required in the Sale pursuant to the Sale Agreement.

The agreement in principle currently under discussion with the Official Unsecured Creditors' Committee contemplates that when the reorganized Dynacore emerges from Chapter 11: (i) Debenture holders and other unsecured creditors will receive 25% of the equity of the reorganized corporation, 3 out of 7 seats on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), to be formed to pursue the patent litigations of Dynacore more fully described below in Item 2, (ii) holders of the preferred stock, par value $1.00 per share, will receive 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, will receive 41.5% of the equity of the reorganized corporation, (iv) current officer management will receive 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that include contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust shall be retained by the reorganized Dynacore. Under the agreement in principle with the Official Unsecured Creditors' Committee, all options to purchase shares of common stock of the Company will be cancelled. The proposed Plan of Reorganization of the corporation is expected to be filed during August 2000.

Pursuant to the agreement in principle, which is expected to be memorialized in the proposed Plan of Reorganization, the beneficial interests in the Patent Litigation Trust, are expected to be transferable and tradeable. In addition, pursuant to the proposed Plan of Reorganization, Dynacore will distribute to its then shareholders 75% of the first $100 million of net proceeds received on account of its beneficial interest in the Patent Litigation Trust, if any, after adjustment for corporate tax and payment of all patent litigation expenses.

The unaudited financial statements exclude any impact resulting from the agreement described above.

During the five months ended December 31, 1999, the Company's cash and cash equivalents decreased $1.5 million due primarily to the usage of cash in operating activities.

During the five months ended December 31, 1999, the Company's net cash used in investing activities was approximately $1.6 million which included fixed asset purchases (primarily test equipment, spares, and internally-used equipment).

Net cash provided by financing activities was $1.9 million during the five months ended December 31, 1999, which included borrowings of $51.7 million offset by payments of $49.8 million.

As of December 31, 1999, the Company had restricted cash of $298 thousand as compared to $328 thousand for the year ended July 31, 1999. The balances were restricted primarily to cover various lines of credits, reflected as payables to banks.

Reorganization/Restructuring Costs
(In thousands)

During the five months ended December 31, 1999, the Company incurred restructuring costs of $624 for employee termination costs. These costs related to the termination of 28 employees at the Company's San Antonio headquarters in connection with the Company's discontinuance of its domestic video conferencing
(MINX) operations. At December 31, 1999, accrued but unpaid restructuring costs were approximately $382. Such costs are expected to be paid through the second quarter of calendar year 2000.

The Company did not incur any restructuring for the five months ended December 31, 1998.

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

As a result of its efforts, Dynacore was prepared for the transition to the Year 2000 and did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Dynacore is not currently aware of any year 2000 problems that have materially affected its customers or suppliers. Based on operations since January 1, 2000, the Company does not anticipate any material disruption in its operations as a result of any continuing Year 2000 issues. However it is possible that latent problems may arise in the future. The Company believes that any such problems are likely to be minor and correctable. Dynacore's aggregate costs for its Year 2000 actions were approximately $1.2 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is contained on page 18 of the Registrant's Annual Report on Form 10-K for the year ended July 31, 1999 and is incorporated by reference to such annual report.

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

The Company is a Plaintiff in a number of actions related to its patents and trademarks which are more fully described in the Management's Discussion and Analysis overview section of this Form 10Q-T.

     On February 17, 2000, Blake Thomas, the former President of the Company, who was terminated effective December 30, 1999, filed an action for $119 thousand of severance and vacation pay with the Texas Work Force Commission at the Texas Workman's Compensation Court. Blake Thomas has also filed an unsecured employee claim for $1,878,637.00 with the United States Bankruptcy Court. The Company expects to contest these claims. Final disposition of this matter will be determined by the United States Bankruptcy Court.


Item 3.   Defaults Upon Senior Securities

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures which were issued pursuant to the Indenture (See
Part I, note 1 to Financial Statements). The Company has had informal meetings with certain of the large holders of Debentures concerning such default. As of December 31, 1999, the default and the total arrearages in interest total approximately $2.4 million. In addition, as of December 31, 1999, the Company has outstanding 661,967 shares of its preferred stock, par value $1.00 per share. The aggregate liquidation preference and dividend arrearages on such shares is approximately $16.7 million including dividend arrearages of $3.5 million.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

In a report filed on Form 8-K dated May 3, 2000, the Company reported that it had filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and that it had entered into the Stock Purchase Agreement.

In a report filed on Form 8-K dated June 15, 2000, the Company reported that on June 15, 2000, the United States Bankruptcy Court for the District of Delaware approved the sale of its European operations and certain U.S. assets to Datapoint NewCo 1 Limited and the approval of the Company's name change to Dynacore Holdings Corporation.

In a report filed on Form 8-K dated June 30, 2000, the Company reported that the sale of its European operations and certain U.S. assets to Datapoint NewCo 1 Limited had been completed.

In a report filed on Form 8-K dated June 27, 2000, the Company reported that an agreement had been reached in principle with the Official Unsecured Creditors' Committee appointed in the Company's Chapter 11 case pending in the United States Bankruptcy Court for the District of Delaware and that the Company had changed its fiscal year end to December 31.

In a report filed on Form 8-K dated June 30, 2000, the Company reported that on June 30, 2000, the United States District Court for the Southern District of New York dismissed, without prejudice, for lack of subject matter jurisdiction John
A. Engstrom v. Futureshare.com LLC (99 Civ. 3824).

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DYNACORE HOLDINGS CORPORATION
                                         (Registrant)






DATE:  August 11, 2000                   /s/ Phillip P. Krumb
                                         Phillip P. Krumb
                                         Acting Chief Financial Officer
                                         Acting Chief Accounting Officer)