Form 10-Q
period 2000-06-30
DYNACORE HOLDINGS CORP
filed 2000-08-21
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

     [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended June 30, 2000 -------------

                                       OR

     [ ]  Transition  Report  Pursuant To Section 13 or 15(d) Of The  Securities
Exchange  Act  Of  1934  For  the  transition   period  from   ____________   to
_______________


                          Commission file number 1-7636

                          DYNACORE HOLDINGS CORPORATION

                             (Debtor-in-Possession)

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

     As of June 30, 2000, 18,429,605 shares of Dynacore Holdings Corporation Common Stock were outstanding, exclusive of 2,561,612 shares held in Treasury.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                             (Debtor-in-Possession)


                                      INDEX




                                                                         Page
                                                                        Number

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets -
     June 30, 2000 and December 31, 1999                                    3

    Consolidated Statements of Operations -
     Quarter and Six  Months Ended June 30, 2000 and 1999                   4

    Consolidated Statements of Cash Flows -
     Quarter and Six Months Ended June 30, 2000 and 1999                    5

    Notes to Consolidated Financial Statements                              6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10



Part II. Other Information

Item 1.  Legal Proceedings                                                 16
Item 3.  Default Upon Senior Securities                                    16
Item 6.  Exhibits and Reports on Form 8-K                                  16


Signature                                                                  17
---------

                                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries (Debtor-in-Possession)
(Unaudited)

                                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                              June 30, 2000       Dec. 31, 1999
                                                                              -------------       -------------

Assets
Current assets:
   Cash and cash equivalents                                                        $258            $2,089
   Restricted cash and cash equivalents                                               --               298
   Accounts receivable, net of allowance for doubtful
     accounts of $192 and $773, respectively                                      44,594            29,780
   Inventories                                                                        --             1,563
   Prepaid expenses and other current assets                                         210             2,363
----------------------------------------------------------------------------------------------------------
   Total current assets                                                           45,062            36,093
Fixed assets, net                                                                    337             5,872
Other assets, net                                                                    561             2,089
----------------------------------------------------------------------------------------------------------
                                                                                 $45,960           $44,054
==========================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
 Liabilities not subject to compromise:
   Payables to banks                                                                 $17            $8,288
   Current maturities of long-term debt                                               --             4,960
   Accounts payable                                                                   59            13,479
   Accrued expenses                                                                7,785            23,867
   Deferred revenue                                                                  341             8,125
   Income tax payable                                                                 23             1,725
 Liabilities subject to compromise                                                61,468                --
 ---------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   69,693            60,444

Long-term debt, exclusive of current maturities                                       --            50,000
Other liabilities                                                                  4,841            10,166

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized 10,000,000;  shares issued and outstanding of 641,446 and 661,967 for the period ended June 30, 2000 and
   December 31, 1999, respectively, (aggregate liquidation preference, including dividend in arrears, $16,517 for the period ended
   June 30, 2000 and $16,715 for the period ended July 31, 1999).                    642               662
Common stock of $0.25 par value.  Shares authorized 40,000,000;
   shares issued  20,991,217, including treasury shares of
   2,561,612 for the period ended June 30, 2000 and 2,636,167
   for the period ended December 31, 1999.                                         5,248             5,248
Paid in capital                                                                  212,733           212,733
Accumulated other comprehensive income                                               300              (436)
Retained deficit                                                                (246,151)         (292,817)
Treasury stock, at cost                                                           (1,346)           (1,946)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                                   (28,574)          (76,556)
-----------------------------------------------------------------------------------------------------------
                                                                                 $45,960           $44,054
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries (Debtor-in-Possession)
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Quarter Ended                    Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                            June 30, 2000     June 30, 1999    June 30, 2000     June 30, 1999
                                                            -------------     -------------    -------------     -------------

Revenue:
  Sales                                                         $21,028          $18,407           $37,799          $38,562
  Service and other                                              12,217           15,199            25,126           29,643
-----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                  33,245           33,606            62,925           68,205

Operating costs and expenses:
  Cost of sales                                                  16,268           14,222            28,817           29,947
  Cost of service and other                                       9,636           10,439            19,502           21,099
  Research and development                                          242              395               491              881
  Selling, general and administrative                             7,862            8,046            15,576           15,590
  Reorganization/restructuring costs                                 --              175                --              813
-----------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                             34,008           33,277            64,386           68,330
-----------------------------------------------------------------------------------------------------------------------------------

  Operating income (loss)                                          (763)             329            (1,461)            (125)

Non-operating income (expense):
  Interest expense                                                 (302)          (1,983)           (1,993)          (3,642)
  Other, net                                                       (662)             857               210            1,981
-----------------------------------------------------------------------------------------------------------------------------------
    Loss before income taxes,
     extraordinary credit and reorganization items               (1,727)            (797)           (3,244)          (1,786)
Income tax expense (benefit)                                       (703)             186            (1,712)             419
-----------------------------------------------------------------------------------------------------------------------------------

  Loss before reorganization items and extraordinary credit      (1,024)            (983)           (1,532)          (2,205)
-----------------------------------------------------------------------------------------------------------------------------------

Reorganization items:
  Gain on sale of European Operations                            49,164               --            49,164               --

-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary credit -- debt extinguishment                          --               --                --              423
  Net income (loss)                                             $48,140            $(983)          $47,632          $(1,782)
===================================================================================================================================
Net income (loss),  adjusted for preferred  stock  dividends paid or accumulated plus gain on exchange and retirement of
  preferred stock - Net income (loss) applicable to common      $48,026            $(994)          $47,411          $(1,910)
============================================================================================================================

Basic  Earnings (Loss)  Per Common Share:
  Income (loss)  before extraordinary credit                     $2.61            $(.06)            $2.57            $(.14)
  Gain on exchange of preferred stock                                --              .01               .01             .01
  Extraordinary credit                                               --               --                --             .02
-----------------------------------------------------------------------------------------------------------------------------------
        Net income (loss) per common share                        $2.61           $(.05)             $2.58           $(.11)
===================================================================================================================================

Diluted Earnings (Loss)  Per Common Share:
  Income (loss)  before extraordinary credit                     $2.14            $(.06)            $2.17            $(.14)
  Gain on exchange of preferred stock                                --              .01                --             .01
  Extraordinary credit                                               --               --                --             .02
  ------------------------------------------------------------------------------------------------------------------------
        Net income (loss) per common share                       $2.14          $(.05)               $2.17         $(.11)
=========================================================================================================================

Average Common Shares Outstanding:
    Basic                                                   18,417,383          18,318,343        18,393,662     18,286,164
    Diluted                                                 22,735,771          18,318,343        22,712,050     18,286,164

See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Dynacore Holdings Corporation and Subsidiaries (Debtor-in-Possession) (Unaudited)

                                                                                         (In Thousands)
                                                                                       Six Months Ended
                                                                                  June 30, 2000    June 30, 1999


Cash flows from operating activities:
   Net income (loss)                                                             $47,632           $(1,782)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                   785             1,448
     Provisions for accounts receivable                                               35                48
     Gain on debt extinguishment                                                      --              (423)
     Deferred income taxes                                                           116               383
     Gain on sale of European Operations                                         (49,164)               --
   Changes in assets and  liabilities,  excluding  effects  of sale of  European
     Operations:
         (Increase) decrease in receivables                                       (5,050)            2,622
         (Increase) decrease in inventory                                            (53)            1,311
         Increase (decrease) in accounts payable and accrued expenses             14,572            (2,264)
         Increase (decrease) in other liabilities and deferred credits            (2,308)           (1,727)
     Other, net                                                                   (1,827)             (918)
-----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                         4,738            (1,302)

Cash flows from investing activities:
   Payments for fixed assets                                                      (1,513)           (1,627)
   Other, net                                                                        153               319
   -------------------------------------------------------------------------------------------------------
       Net cash provided (used) from investing activities                         (1,360)           (1,308)

Cash flows from financing activities:
   Proceeds from borrowings                                                       46,902            45,917
   Payments on borrowings                                                        (50,450)          (45,559)
   Restricted cash for letters of credit                                             298               (30)
-----------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                      (3,250)              328

Cash retained by European subsidiaries                                            (1,819)               --
----------------------------------------------------------------------------------------------------------

Effect of foreign currency translation on cash                                      (140)             (527)
-----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (1,831)           (2,809)
Cash and cash equivalents at beginning of period                                   2,089             5,960
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $258            $3,151
                                                                                    ====            ======

Cash payments for:
   Interest                                                                         $341            $3,648
   Income taxes, net                                                                $258               $24

Non-cash investing activities:
   Receivable from sale of European Operations, net of amounts held in escrow    $43,500                --

See accompanying Notes to Consolidated Financial Statements.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                             (Debtor-in-Possession)
                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

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

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Reboot Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, the Company sold (the "Sale") its European Operations to Datapoint Newco I Limited ("Newco"), a United Kingdom corporation affiliated with CallCentric, for $49,500 in cash, less certain adjustments in the event that the aggregate shareholder's deficit of the European Operations exceeded $10,000. The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 3, 2000 and that the sale of the European Operations to Newco would be subject to higher and better offers, if any, and the approval of the Bankruptcy Court. The Bankruptcy Court approved the sale on June 15, 2000.

The accompanying unaudited financial statements include a gain of $49.2 million resulting from the sale described above. Based upon the allocation of the purchase price among the assets to be transferred in the Sale, the Company believes that it has sufficient tax basis in excess of book basis of assets sold and net operating loss carryovers to avoid income taxes on the Sale.

2.       Bankruptcy

On May 3, 2000, the Company filed for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code for the District of Delaware. (Case No. 00-1853(PJW)). None of the Company's European subsidiaries were part of the Chapter 11 filing. Under Chapter 11, certain debts of the Company prior to the filing are stayed while the Company continues business as Debtor-in-Possession.

These liabilities are reflected in the June 30, 2000 balance sheet as liabilities subject to compromise and consist of the following:

 8 7/8% Convertible subordinated debentures                             $54,960
 Accrued  interest on 8 7/8% Convertible subordinated debentures          4,503
 Accounts payable, net of subsidiary debt                                 1,587
 Priority claims                                                            418
                                                                      ----------
                                                                        $61,468

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures. As such, interest of $4.5 million has been accrued for the period June 2, 1999 through the time of Chapter 11 filing on May 3, 2000. Interest for the period May 3, 2000 through June 30, 2000 is approximately $788 thousand and has not been accrued.

On June 27, 2000, the Company announced its intention to file a Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code in substantial conformity with an agreement in principle reached with the Official Unsecured Creditors' Committee appointed in the corporation's Chapter 11 case pending in the United States Bankruptcy Court for the District of Delaware. (Case No. 00-1853(PJW)).

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

The agreement in principle currently under discussion with the Official Unsecured Creditors' Committee contemplates that when the reorganized Dynacore emerges from Chapter 11: (i) Debenture holders and other unsecured creditors will receive 25% of the equity of the reorganized corporation, 3 out of 7 seats on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), to be formed to pursue the patent litigations of Dynacore more fully described below in Item 2, (ii) holders of the preferred stock, par value $1.00 per share, will receive 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, will receive 41.5% of the equity of the reorganized corporation, (iv) current officer management will receive 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that include employment contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust shall be retained by the reorganized Dynacore. Under the agreement in principle with the Official Unsecured Creditors' Committee, all options to purchase shares of common stock of the Company will be cancelled. The proposed Plan of Reorganization of the corporation is expected to be filed during August 2000.

Pursuant to the agreement in principle, which is expected to be memorialized in the proposed Plan of Reorganization, the beneficial interests in the Patent Litigation Trust, are expected to be transferable and tradeable. In addition, pursuant to the proposed Plan of Reorganization, Dynacore will distribute to its then shareholders 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses.

The accompanying unaudited financial statements as of June 30, 2000 do not give effect of any adjustments that may result from the bankruptcy proceedings.

The European Operations represented 99%, of the Company's total revenue for the quarter and six months ended June 30, 2000, and 98% and 99%, respectively, for the same periods of the prior year. Excluding the European Operations, the Company's consolidated revenue and operating loss were $188 thousand and $1.6 million respectively, and $425 thousand and $3.4 million, respectively, for the quarter and six months ended June 30, 2000. Excluding the European Operations, the Company's consolidated revenue and operating loss were $801 thousand and $1.8 million respectively, and $2.4 million and $4.2 million, respectively, for the quarter and six months ended June 30, 1999.

3.  Inventories

On June 30, 2000, the Company included all of its remaining inventory as part of the Sale. The inventory at December 31, 1999, consisted of :
                                                  Dec.  31, 1999
Raw materials                                           $115
Work in process                                          138
Finished and purchased products                        1,310
                                                       -----
                                                      $1,563

4.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.

5.   Net Income (Loss) to Common Share

Net income (loss) applicable to common share is as follows:

                                          Quarter Ended                                              Six Months Ended
                                          -------------                                              ----------------
                                06/30/00                 06/30/99                            06/30/00                06/30/99
                                --------                 --------                            --------                --------
                           Income    Shares EPS      Income  Shares  EPS           Income    Shares   EPS     Income   Shares EPS
------------------------------------------------     ---------------------           -----------------------------------------------
Income (loss)  before
    extraordinary  credit   $48,140                  $(983)                        $47,632                    $(2,205)
Preferred stock dividends
  accumulated                  (160)                  (165)                           (321)                      (331)
Gain on the exchange and
  retirement of preferred stock  46                    154                             100                        203
Extraordinary credit             --                     --                              --                        423
-----------------------------------------------------------------------------------------------------------------
Basic EPS                   $48,026  18,417 $2.61    $(994)  18,318  $(.05)        $47,411   18,394   $2.58   $(1,910) 18,286 $(.11)
---------------------------------------------------- ---------------------------------------------------- -----------------------

Dilutives:
  Convertible preferred stock   160   1,284  (.17)      --            --               321    1,283    (.16)                     --
  Convertible debentures        428   3,035  (.30)      --            --             1,643    3,035    (.25)                     --
  ---------------------------------------------------------------------------------------------------------------
Diluted EPS                 $48,614  22,736 $2.14    $(994)  18,318  $(.05)        $49,375   22,712   $2.17   $(1,910) 18,286 $(.11)
---------------------------------------------------------------------------------------------------------------------------------

The EPS computations for the quarter and six months ended June 30, 2000 and 1999, respectively, exclude the following shares for stock options, convertible preferred stock and convertible debentures because their effect would have been antidilutive:

                                       Quarter Ended          Six Months Ended
                                       -------------          ----------------
                                  06/30/00    06/30/99       06/30/00   06/30/99
                                  --------    --------       --------   --------

Stock options                       3,537        3,537         3,537     3,537
Convertible preferred stock          --            662          --         662
Convertible debentures               --          3,035          --       3,035

The above does not reflect the changes in equity ownership discussed in Note 2, which will have a dilutive effect on current equity interests.

6.   Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are foreign currency translation and minimum pension liability adjustments. The Company adopted this Statement in August 1998. On this basis, these nonowner (increases) decreases to stockholders' deficit, including net income or loss, for the quarter and six months ended June 30, 2000, and 1999, totaled $48.0 million and $48.4 million, respectively and $(1.7) million and $(3.4) million, respectively.


7.   Other Non-operating Income (Expense)

                                        Quarter  Ended       Six  Months Ended
(In thousands)                       06/30/00    06/30/99   06/30/00   06/30/99
                                     --------    --------   --------   --------

Interest earned                           $--      $572       $210       $1,066
Foreign currency gains (losses)         (151)      (407)       120          310
Other                                   (511)       692       (120)         605
                                        -----       ----      -----         ===
                                       $(662)      $857       $210       $1,981
                                       ======      ====       ====       ======

8.   Operating Segments

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

The following table presents certain information regarding the Company's reportable operating segments for the quarter and six months period ended June 30, 2000 and 1999:


                                                 Quarter Ended                   Six Months Ended
                                                 -------------                   ----------------
                                           06/30/00         06/30/99          06/30/00         06/30/99
                                           --------         --------          --------         --------
Revenue
Sweden                                    $10,793           $9,477           $20,204          $20,851
United Kingdom                              7,473            8,858            14,075           16,497
France                                      2,905            4,167             6,906            8,923
Belgium                                     1,268            4,694             3,114            8,517
Corporate and Other                        10,852            6,607            18,742           13,427
Eliminations                                  (46)            (197)             (116)             (10)
------------------------------------------------------------------------------------------------------
   Total                                  $33,245          $33,606           $62,925          $68,205
                                          ===========================================================


                                                Quarter  Ended                   Six Months Ended
                                                --------------                   ----------------
                                           06/30/00         06/30/99          06/30/00         06/30/99
                                           --------         --------          --------         --------

Segment Profit (Loss)
Sweden                                       $550             $671            $1,396           $1,271
United Kingdom                                785            1,338             1,240            1,858
France                                       (397)             433              (571)             694
Belgium                                       170              219                25              630
Corporate and Other                        (1,871)          (2,332)           (3,551)          (4,578)
------------------------------------------------------------------------------------------------------
  Operating Income (Loss)                    (763)             329            (1,461)            (125)
Interest Expense                             (302)          (1,983)           (1,993)          (3,642)
Non-Operating Income, net                    (662)             857               210            1,981
-----------------------------------------------------------------------------------------------------
   Loss Before Income Taxes,
      Extraordinary Credit and
      Reorganizaton items                 $(1,727)           $(797)          $(3,244)         $(1,786)
                                          ============================================================



Assets:                               June 30, 2000       December 31, 1999
---------------------------------------------------------------------------
Sweden                                         $--              $14,408
United Kingdom                                 --                22,669
France                                         --                10,971
Belgium                                        --                13,028
Corporate and Other                        45,960                39,723
Eliminations                                   --               (56,745)
------------------------------------------------------------------------
   Total                                  $45,960               $44,054
                                          =============================


9.   Acquisitions

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Quarter and Six Months Ended June 30, 2000 and
1999)

Overview

During the quarter ended June 30, 2000, the Company completed the sale of its European Operations to Datapoint Newco I Limited ("Newco"), a United Kingdom corporation affiliated with CallCentric, for $49,500 in cash, less certain adjustments, in the event that the aggregate shareholder's deficit of the European Operations exceeded $10,000. As a result of the Sale, the Company recorded a gain of $49.2 million.

The Company had an operating loss of $763 thousand and net income of $48.1 million for the quarter ended June 30, 2000 compared to operating income of $329 thousand and a net loss of $983 thousand for the same period of the prior year. For the six months ended June 30, 2000, the Company had an operating loss of $1.5 million and net income of $47.6 million compared to an operating loss of $125 thousand and a net loss of $1.8 million for the same period of the prior year. For the quarter ended June 30, 2000, revenue decreased $361 thousand compared to the same period of the prior year. The decrease was primarily due to approximately lower sales of $239 thousand in the U.S., and increased sales in the Company's European subsidiaries of $2.8 million, which were substantially offset by the impact of a stronger U.S. dollar, on average, during the quarter ended June 30, 2000, as compared to the average U.S. dollar during the same period of the prior year. For the six months ended June 30, 2000, revenue decreased $5.3 million, or 7.8% compared to the same period of the prior year. The decrease was primarily attributable to increased sales of $1.8 million in the Company's European subsidiaries offset by the negative impact of $5.6 million due to a stronger U.S. dollar, on average, during the quarter ended June 30, 2000, as compared to the average U.S. dollar during the same period of the prior year and a decrease of approximately $1.6 million in U.S. sales.

The European Operations represented 99%, of the Company's total revenue for the quarter and six months ended June 30, 2000, and 98% and 99%, respectively, for the same periods of the prior year. Excluding the European Operations, the Company's consolidated revenue and operating loss were $188 thousand and $1.6 million respectively, and $425 thousand and $3.4 million, respectively, for the quarter and six months ended June 30, 2000. Excluding the European Operations, the Company's consolidated revenue and operating loss were $801 thousand and $1.8 million respectively, and $2.4 million and $4.2 million, respectively, for the quarter and six months ended June 30, 1999.

Operating expenses (excluding cost of revenue and restructuring) for the quarter and six months ended June 30, 2000, were $8.1 million and $16.1 million, respectively, compared with $8.4 million and $16.5 million for the same periods of the prior year. The Company has not incurred any restructuring expenses for the quarter and six months ended June 30, 2000. For the quarter and six months ended June 30, 1999, the Company incurred restructuring expenses of $175 thousand and $813 thousand, respectively.

During the quarter and six months ended June 30, 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. During the quarter ended June 30, 1999, the Company did not repurchase any of its 8 7/8% convertible subordinated debentures. However, for the six months ended June 30, 1999, the Company repurchased approximately $721 thousand face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of approximately $423 thousand for the six months ended June 30, 1999.

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

Results of Operations

The Company had an operating loss of $763 thousand and net income of $48.1 million for the quarter ended June 30, 2000 compared to operating income of $329 thousand and a net loss of $983 thousand for the same period of the prior year. For the six months ended June 30, 2000, the Company had an operating loss of $1.5 million and net income of $47.6 million compared to an operating loss of $125 thousand and a net loss of $1.8 million for the same period of the prior year.
The following is a summary of the Company's sources of revenue (approximately 99 percent of Dynacore's international revenue was derived from customers in Western Europe):


                                 Quarter  Ended                    Six Months Ended
    (In thousands)          06/30/00         06/30/99          06/30/00         06/30/99
                            --------         --------          --------         --------

   Sales:
    U.S.                         $54             $537               $83           $1,869
    Foreign                   20,974           17,870            37,716           36,693
                              ------           ------            ------           ------
                              21,028           18,407            37,799           38,562
  Service and other:
    U.S.                         134              263              $344             $499
    Foreign                   12,083           14,936            24,782           29,144
                              ------           ------            ------           ------
                              12,217           15,199            25,126           29,643
                              ------           ------            ------           ------

  Total revenue              $33,245          $33,606           $62,925          $68,205
                             =======          =======           =======          =======

For the quarter ended June 30, 2000, revenue decreased $361 thousand compared to the same period of the prior year. The decrease was primarily due to approximately lower sales of $239 thousand in the U.S., and increased sales in the Company's European subsidiaries of $2.8 million, which were substantially offset by the impact of a stronger U.S. dollar, on average, during the quarter ended June 30, 2000, as compared to the average U.S. dollar during the same period of the prior year. For the six months ended June 30, 2000, revenue decreased $5.3 million, or 7.8% compared to the same period of the prior year. The decrease was primarily attributable to increased sales of $1.8 million in the Company's European subsidiaries offset by the negative impact of $5.6 million due to a stronger U.S. dollar, on average, during the quarter ended June 30, 2000, as compared to the average U.S. dollar during the same period of the prior year and a decrease of approximately $1.6 million in U.S. sales.

The gross profit margin for the quarter and six months ended June 30, 2000 was 22.1% and 23.2%, respectively compared to 26.6% and 25.2%, respectively, for the same periods of the prior year.

Operating expenses (excluding cost of revenue and restructuring) for the quarter and six months ended June 30, 2000, were $8.1 million and $16.1 million, respectively, compared with $8.4 million and $16.5 million for the same periods of the prior year. The Company has not incurred any restructuring expenses for the quarter and six months ended June 30, 2000. For the quarter and six months ended June 30, 1999, the Company incurred restructuring expenses of $175 thousand and $813 thousand, respectively.

Non-operating expenses for the quarter ended June 30, 2000, consisted primarily of interest expense of $302 thousand and foreign currency losses of $151 thousand. For the six months ended June 30, 2000, non-operating expenses consisted primarily of interest expense of $2.0 million and foreign currency gains of $120 thousand. For the quarter and six months ended June 30, 2000, as a result of the Sale, the Company recorded a gain of $49.2 million. Non-operating income and expenses for the quarter ended June 30, 1999 consisted primarily of interest expense $2.0 million and foreign currency losses of $407 thousand. For the six months ended June 30, 1999, non-operating income and expenses consisted primarily of interest expense of $3.6 million and foreign currency gains of $310 thousand and interest income of $1.1 million.

During the quarter and six months ended June 30, 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. During the quarter ended June 30, 1999, the Company did not repurchase any of its 8 7/8% convertible subordinated debentures. However, for the six months ended June 30, 1999, the Company repurchased approximately $721 thousand face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of approximately $423 thousand for the six months ended June 30, 1999.

Financial Condition

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Reboot Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, the Company sold (the "Sale") its European Operations to Datapoint Newco I Limited ("Newco"), a United Kingdom corporation affiliated with CallCentric, for $49,500 in cash, less certain adjustments in the event that the aggregate shareholder's deficit of the European Operations exceeded $10,000. The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 3, 2000 and that the sale of the European Operations to Newco would be subject to higher and better offers, if any, and the approval of the Bankruptcy Court. The Bankruptcy Court approved the sale on June 15, 2000.

The Company recorded a gain of $49.2 million as a result of the Sale. Based upon the allocation of the purchase price among the assets to be transferred in the Sale, the Company believes that it has sufficient tax basis in excess of book basis of assets sold and net operating loss carryovers to avoid income taxes on the Sale.

On May 3, 2000, the Company filed for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code for the District of Delaware. (Case No. 00-1853(PJW)). None of the Company's European subsidiaries were part of the Chapter 11 filing. Under Chapter 11, certain debts of the Company prior to the filing are stayed while the Company continues business as Debtor-in-Possession.

These liabilities are reflected in the June 30, 2000 balance sheet as liabilities subject to compromise and consist of the following:

 8 7/8% Convertible subordinated debentures                             $54,960
 Accrued  interest on 8 7/8% Convertible subordinated debentures          4,503
 Accounts payable, net of subsidiary debt                                 1,587
 Priority claims                                                            418
                                                                     ----------
                                                                        $61,468

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures. As such, interest of $4.5 million has been accrued for the period June 2, 1999 through the time of Chapter 11 filing on May 3, 2000. Interest for the period May 3, 2000 through June 30, 2000 is approximately $788 thousand and has not been accrued.

On June 27, 2000, the Company announced its intention to file a Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code in substantial conformity with an agreement in principle reached with the Official Unsecured Creditors' Committee appointed in the corporation's Chapter 11 case pending in the United States Bankruptcy Court for the District of Delaware. (Case No. 00-1853(PJW)).

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

The agreement in principle currently under discussion with the Official Unsecured Creditors' Committee contemplates that when the reorganized Dynacore emerges from Chapter 11: (i) Debenture holders and other unsecured creditors will receive 25% of the equity of the reorganized corporation, 3 out of 7 seats on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), to be formed to pursue the patent litigations of Dynacore more fully described below in Item 2, (ii) holders of the preferred stock, par value $1.00 per share, will receive 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, will receive 41.5% of the equity of the reorganized corporation, (iv) current officer management will receive 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that include employment contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust shall be retained by the reorganized Dynacore. Under the agreement in principle with the Official Unsecured Creditors' Committee, all options to purchase shares of common stock of the Company will be cancelled. The proposed Plan of Reorganization of the corporation is expected to be filed during August 2000.

Pursuant to the agreement in principle, which is expected to be memorialized in the proposed Plan of Reorganization, the beneficial interests in the Patent Litigation Trust, are expected to be transferable and tradeable. In addition, pursuant to the proposed Plan of Reorganization, Dynacore will distribute to its then shareholders 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses.

During the six months ended June 30, 2000, the Company's cash and cash equivalents decreased $1.8 million.

During the six months ended June 30, 2000, the Company's net cash used in investing activities was approximately $1.4 million which included fixed asset purchases (primarily test equipment, spares, and internally-used equipment).

Net cash provided by financing activities was $3.3 million during the six months ended June 30, 2000, which primarily included borrowings of $46.9 million offset by payments of $50.5 million.

As of June 30, 2000, the Company did not have any restricted cash as compared to $328 thousand for the five months ended December 31, 1999. The balances were restricted primarily to cover various lines of credits, reflected as payables to banks.

Reorganization/Restructuring Costs
(In thousands)

During the quarter and six months ended June 30, 2000, the Company did not incur any restructuring costs for employee termination costs. During the quarter and six months months ended June 30, 1999, the Company incurred restructuring costs of $175 and $813, respectively. These costs related to the downsizing at the Company's San Antonio headquarters. At June 30, 2000, accrued but unpaid restructuring costs were approximately $69. Such costs are expected to be paid through the third quarter of calendar year 2000.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

On May 3, 2000 the Company filed a petition pursuant to Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The case has been assigned docket number 00-1853 (PJW).

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended July 31, 1999, for a description of certain legal proceedings heretofore reported.

The Company is a Plaintiff in a number of actions related to its patents and trademarks which are more fully described in the Management's Discussion and Analysis overview section of this Form 10Q.

On February 17, 2000, Blake Thomas, the former President of the Company, who was terminated effective December 30, 1999, filed an action for $119 thousand of severance and vacation pay with the Texas Work Force Commission at the Texas Workman's Compensation Court. Blake Thomas has also filed a general unsecured claim for $1,878,637.00 with the United States Bankruptcy Court. The Company expects to contest these claims. Final disposition of this matter will be determined by the United States Bankruptcy Court.


Item 3.   Defaults Upon Senior Securities

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures which were issued pursuant to the Indenture (See
Part I, note 1 to Financial Statements). The Company has had informal meetings with certain of the large holders of Debentures concerning such default. As of June 30, 2000, the default and the total arrearages in interest total approximately $4.5 million. In addition, as of June 30, 2000, the Company has outstanding 641,446 shares of its preferred stock, par value $1.00 per share. The aggregate liquidation preference and dividend arrearages on such shares is approximately $16.5 million including dividend arrearages of $3.7 million.

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




                                          DYNACORE HOLDINGS CORPORATION
                                              (Debtor-in-Possession)
                                                   (Registrant)






DATE:  August 21, 2000                     /s/ Phillip P. Krumb
                                           Phillip P. Krumb
                                           Acting Chief Financial Officer
                                           (Acting Chief Accounting Officer)