Form 10-Q
period 2000-09-30
DYNACORE HOLDINGS CORP
filed 2000-11-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

     [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended September 30, 2000
------------------

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

     As  of  September  30,  2000,   18,429,671   shares  of  Dynacore  Holdings
Corporation Common Stock were outstanding, exclusive of 2,561,546 shares held in Treasury.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                             (Debtor-in-Possession)


                                      INDEX




                                                                      Page
                                                                     Number

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets -
     September 30, 2000 and December 31, 1999                            3

    Consolidated Statements of Operations -
     Quarter and Nine  Months Ended September 30, 2000 and 1999          4

    Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2000 and 1999                       5

    Notes to Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11



Part II. Other Information

Item 1.  Legal Proceedings                                              17
Item 3.  Default Upon Senior Securities                                 17
Item 6.  Exhibits and Reports on Form 8-K                               17


Signature                                                               18
---------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries (Debtor-in-Possession)
(Unaudited)

                                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                              Sep. 30, 2000       Dec. 31, 1999
                                                                              -------------       -------------

Assets
Current assets:
   Cash and cash equivalents                                                          $--           $2,089
   Restricted cash and cash equivalents                                           44,645               298
   Accounts receivable, net of allowance for doubtful
     accounts of $78 and $773, respectively                                          469            29,780
   Inventories                                                                        --             1,563
   Prepaid expenses and other current assets                                         243             2,363
----------------------------------------------------------------------------------------------------------
   Total current assets                                                           45,357            36,093
Fixed assets, net                                                                    329             5,872
Other assets, net                                                                    529             2,089
----------------------------------------------------------------------------------------------------------
                                                                                 $46,215           $44,054
==========================================================================================================

Liabilities and Stockholders' Deficit

Current liabilities:
 Liabilities not subject to compromise:
   Payables to banks                                                                 $17            $8,288
   Current maturities of long-term debt                                               --             4,960
   Accounts payable                                                                   34            13,479
   Accrued expenses                                                                6,990            23,867
   Deferred revenue                                                                  341             8,125
   Income tax payable                                                                 23             1,725
 Liabilities subject to compromise                                                61,479                --
 ---------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   68,884            60,444

Long-term debt, exclusive of current maturities                                       --            50,000
Other liabilities                                                                  4,773            10,166

Stockholders' deficit:
Preferred stock of $1.00 par value. Shares authorized 10,000,000;  shares issued and  outstanding  of 641,446 and 661,967 for the period ended  September  30,
   2000 and December 31, 1999, respectively,  (aggregate liquidation preference, including dividend in arrears, $16,678 for the period ended
   September 30, 2000 and $16,715 for the period ended December 31, 1999).           642               662
Common stock of $0.25 par value.  Shares authorized 40,000,000;
   shares issued  20,991,217, including treasury shares of
   2,561,546 for the period ended September 30, 2000 and 2,636,167
   for the period ended December 31, 1999.                                         5,248             5,248
Paid in capital                                                                  212,733           212,733
Accumulated other comprehensive income                                               299              (436)
Retained deficit                                                                (245,018)         (292,817)
Treasury stock, at cost                                                           (1,346)           (1,946)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                                   (27,442)          (76,556)
-----------------------------------------------------------------------------------------------------------
                                                                                 $46,215           $44,054
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries (Debtor-in-Possession)
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Quarter Ended                    Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                            Sep. 30, 2000       Sep. 30, 1999    Sep. 30, 2000     Sep. 30, 1999
                                                            -------------       -------------    -------------     -------------
Revenue:
  Sales                                                             $22          $18,057           $37,821          $56,619
  Service and other                                                  --           14,407            25,126           44,050
-----------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                      22           32,464            62,947          100,669

Operating costs and expenses:
  Cost of sales                                                      --           13,486            28,817           43,433
  Cost of service and other                                          --            9,843            19,502           30,942
  Research and development                                           --              413               491            1,294
  Selling, general and administrative                             1,126           11,307            16,701           26,897
  Reorganization/restructuring costs                                 --               --                --              813
-----------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                              1,126           35,049            65,511          103,379
-----------------------------------------------------------------------------------------------------------------------------------

  Operating loss                                                 (1,104)          (2,585)           (2,564)          (2,710)

Non-operating income (expense):
  Interest expense                                                   --           (1,258)           (1,993)          (3,942)
  Other, net                                                        723             (689)              933              334
-----------------------------------------------------------------------------------------------------------------------------------
    Loss before income taxes,
     extraordinary credit and reorganization items                 (381)          (4,532)           (3,624)          (6,318)
Income tax expense (benefit)                                          9              341            (1,703)             760
-----------------------------------------------------------------------------------------------------------------------------------

  Loss before reorganization items and extraordinary credit        (390)          (4,873)           (1,921)          (7,078)
----------------------------------------------------------------------------------------------------------------------------------

Reorganization items:
  Gain on sale of European Operations                             1,691               --            50,855               --

----------------------------------------------------------------------------------------------------------------------------------
Extraordinary credit -- debt extinguishment                          --               --                --              423
  Net income (loss)                                              $1,301          $(4,873)          $48,934          $(6,655)
==================================================================================================================================
Net income (loss),  adjusted for preferred  stock  dividends paid or accumulated plus gain on exchange and retirement of
  preferred stock - Net income (loss) applicable to common       $1,141          $(5,038)          $48,553          $(6,948)
============================================================================================================================

Basic  Earnings (Loss)  Per Common Share:
  Income (loss)  before extraordinary credit                     $.06            $(.27)            $2.63            $(.41)
  Gain on exchange of preferred stock                              --               --               .01              .01
  Extraordinary credit                                             --               --                --              .02
----------------------------------------------------------------------------------------------------------------------------------
        Net income (loss) per common share                       $.06            $(.27)            $2.64            $(.38)

Diluted Earnings (Loss)  Per Common Share:
  Income (loss)  before extraordinary credit                     $.05            $(.27)            $2.23            $(.41)
  Gain on exchange of preferred stock                              --               --                --              .01
  Extraordinary credit                                             --               --                --              .02
  ------------------------------------------------------------------------------------------------------------------------
        Net income (loss) per common share                       $.05            $(.27)            $2.23            $(.38)
=========================================================================================================================

Average Common Shares Outstanding:
    Basic                                                   18,429,849          18,338,726       18,405,812        18,303,812
    Diluted                                                 21,465,345          18,338,726       22,724,200        18,303,812

See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Dynacore Holdings Corporation and Subsidiaries (Debtor-in-Possession) (Unaudited)

                                                                                          (In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
                                                                                ----------------------------
                                                                                  Sep. 30, 2000  Sep. 30, 1999

Cash flows from operating activities:
   Net income (loss)                                                             $48,934           $(6,655)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                   793             2,031
     Provisions for accounts receivable                                               35               (68)
     Gain on debt extinguishment                                                      --              (423)
     Deferred income taxes                                                            --             2,806
     Gain on sale of European Operations                                         (50,855)               --
   Changes in assets and  liabilities,  excluding  effects  of sale of  European
     Operations:
         (Increase) decrease in receivables                                       (4,425)             (692)
         (Increase) decrease in inventory                                            (53)            2,455
         Increase (decrease) in accounts payable and accrued expenses             13,763               203
         Increase (decrease) in other liabilities and deferred credits            (2,308)              (46)
     Other, net                                                                   (1,950)             (140)
-----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                         3,934              (529)

Cash flows from investing activities:
   Payments for fixed assets                                                      (1,513)           (2,480)
   Proceeds from the sale of European Operations                                  45,125                --
   Other, net                                                                        219               736
   -------------------------------------------------------------------------------------------------------
       Net cash provided (used) from investing activities                         43,831            (1,744)

Cash flows from financing activities:
   Proceeds from borrowings                                                       46,902            73,539
   Payments on borrowings                                                        (50,450)          (74,504)
   Restricted cash for letters of credit                                             298               (74)
-----------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                      (3,250)           (1,039)

Cash held pending confirmation of proposed plan of Reorganization                (44,645)               --
----------------------------------------------------------------------------------------------------------

Cash retained by European subsidiaries                                            (1,819)               --
----------------------------------------------------------------------------------------------------------

Effect of foreign currency translation on cash                                      (140)             (391)
-----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (2,089)           (3,703)
Cash and cash equivalents at beginning of period                                   2,089             5,960
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $0            $2,257
                                                                                      ==            ======

Cash payments for:
   Interest                                                                         $341            $4,147
   Income taxes (refunds), net                                                      $267             $(223)



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

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Reboot Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, the Company sold (the "Sale") its European Operations to Datapoint Newco I Limited ("Newco"), a United Kingdom corporation affiliated with CallCentric, for $49,500 in cash, less certain adjustments in the event that the aggregate shareholder's deficit of the European Operations exceeded $10,000. The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 3, 2000 and that the sale of the European Operations to Newco would be subject to higher and better offers, if any, and the approval of the Bankruptcy Court. The Bankruptcy Court approved the sale on June 15, 2000 and the sale was consummated on June 30, 2000.

The accompanying unaudited financial statements include a gain of $50.9 million resulting from the sale described above. Based upon the allocation of the purchase price among the assets to be transferred in the Sale, the Company believes that it has sufficient tax basis in excess of book basis of assets sold and net operating loss carryovers to avoid income taxes on the Sale.

While the Company has physical control of the cash received from the sale of the European Operations and subsequent earnings, all of the Company's cash and cash equivalents have been classified as restricted cash pending the confirmation of the proposed Plan of Reorganization and the related final cash distribution to the Company's creditors.

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

These liabilities are reflected in the September 30, 2000 balance sheet as liabilities subject to compromise and consist of the following:

  8 7/8% Convertible subordinated debentures                         $54,960
  Accrued  interest on 8 7/8% Convertible subordinated debentures      4,503
  Accounts payable, net of subsidiary debt                             1,598
  Priority claims                                                        418
                                                                    --------
                                                                     $61,479

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures. As such, interest of $4.5 million has been accrued for the period June 2, 1999 through the time of Chapter 11 filing on May 3, 2000. Interest for the period May 3, 2000 through September 30, 2000 is approximately $2.0 million and has not been accrued.

On June 27, 2000, the Company announced its intention to file a Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code in substantial conformity with an agreement in principle reached with the Official Unsecured Creditors' Committee appointed in the corporation's Chapter 11 case pending in the United States Bankruptcy Court for the District of Delaware. (Case No. 00-1853(PJW)). The Company thereafter filed an Amended Plan of Reorganization ("the Plan") and a Second Amended Disclosure Statement (the "Disclosure Statement"). By order dated October 17, 2000 the Bankruptcy Court approved the Disclosure Statement and the Company is currently soliciting acceptances of the Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the Plan for December 5, 2000.

The agreement in principle, which is subject to among other things, approval by creditors and equity security holders and approval by the Bankruptcy Court of the Plan, provides for the distribution of approximately $34.8 million in cash to holders of the outstanding 8 7/8% Convertible Subordinated Debentures due 2006 (the "Debentures") and other unsecured creditors from the proceeds of the sale to Newco. Such cash distribution is expected to result in holders of Debentures receiving a distribution equal to approximately 60% of the face value of the outstanding Debentures, excluding accrued interest. At the time of confirmation of the proposed Plan of Reorganization, Dynacore is expected to have remaining working capital of approximately $6.0 million after fees, expenses and certain escrow items required in the Sale pursuant to the Sale Agreement.

The filed Plan also proposes that when the reorganized Dynacore emerges from Chapter 11: (i) Debenture holders and other unsecured creditors will receive 25% of the equity of the reorganized corporation, 3 out of 7 seats on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), to be formed to pursue the patent litigations of Dynacore more fully described below in Item 2,
(ii) holders of the preferred stock, par value $1.00 per share, will receive 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, will receive 41.5% of the equity of the reorganized corporation, (iv) current officer management will receive 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that include employment contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust shall be retained by the reorganized Dynacore. Under the Plan, all options to purchase shares of common stock of the Company will be cancelled.

The Plan contemplates that the beneficial interests in the Patent Litigation Trust will be transferable and tradeable. In addition, pursuant to the proposed Plan, Dynacore will distribute to its then shareholders 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses.

The accompanying unaudited financial statements as of September 30, 2000 do not give effect of any adjustments that may result from the bankruptcy proceedings.

Excluding the European Operations and the Company's domestic video conferencing operation (MINX) which was discontinued on October 8, 1999, the Company's revenue and operating loss were $22 thousand and $1.1 million, respectively, and $22 thousand and $4.8 million, respectively, for the quarter and nine months ended September 30, 2000. Excluding the European Operations and the Company's MINX operations, the Company's consolidated revenue and operating loss were $0 and $1.1 million, respectively, and $0 and $3.8 million, respectively, for the quarter and nine months ended September 30 1999.

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

5.   Net Income (Loss) to Common Share

Net income (loss) applicable to common share is as follows:

                                          Quarter Ended                                             Nine Months Ended
                                          -------------                                             -----------------
                                09/30/00                 09/30/99                          09/30/00                    09/30/99
                                --------                 --------                          --------                    --------
                           Income   Shares EPS      Income    Shares   EPS        Income    Shares   EPS     Income   Shares  EPS
------------------------------------------------     ---------------------       --------------------------------------------------

Income (loss)  before
 extraordinary  credit     $1,301                   $(4,873)                     $48,934                      $(7,078)
Preferred stock dividends
 accumulated                 (160)                     (165)                        (481)                        (496)
Gain on the exchange and
 retirement of preferred stock --                        --                          100                          203
Extraordinary credit           --                        --                           --                          423
------------------------------------------------------------------------------------------------------------------------------------
Basic EPS                  $1,141   18,430 $.06     $(5,038)  18,339   $(.27)    $48,553    18,406   $2.64   $(6,948) 18,304  $(.38)
-------------------------------------------------  -------------------------------------------------  ------------------------------

Dilutives:
  Convertible preferred stock  --       --   --         --       --                  481      1,283    (.15)      --     --      --
  Convertible debentures       --    3,035 (.01)        --       --                1,644      3,035    (.26)      --     --      --
  ----------------------------------------------------------------------------------------------------------------------------------
Diluted EPS                $1,141   21,465 $.05     $(5,038)  18,339   $(.27)    $50,678     22,724   $2.23  $(6,948) 18,304  $(.38)
------------------------------------------------------------------------------------------------------------------------------------

The EPS computations for the quarter and nine months ended September 30, 2000 and 1999, respectively, exclude the following shares for stock options, convertible preferred stock and convertible debentures because their effect would have been antidilutive:

                               Quarter Ended            Nine Months Ended
                               -------------            -----------------
                              09/30/00   09/30/99        09/30/00   09/30/99
                              --------   --------        --------   --------

Stock options                   3,537       3,537          3,537      3,537
Convertible preferred stock      641          661           --          661
Convertible debentures           --         3,035           --        3,035

The above does not reflect the changes in equity ownership discussed in Note 2, which will have a dilutive effect on current equity interests.

6.   Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items currently applicable to the Company are foreign currency translation and minimum pension liability adjustments. The Company adopted this Statement in August 1998. On this basis, these nonowner (increases) decreases to stockholders' deficit, including net income or loss, for the quarter and nine months ended September 30, 2000, and 1999, totaled $1.3 million and $49.7 million, respectively and $(4.6) million and $(8.0) million, respectively.


7.   Other Non-operating Income (Expense)

                                     Quarter  Ended       Nine  Months Ended
(In thousands)                    09/30/00    09/30/99     09/30/00   09/30/99
                                  --------    --------     --------   --------

Interest earned                       $723         $16        $933       $124
Foreign currency gains (losses)         --        (196)        120        114
Other                                   --        (509)       (120)        96
                                        --        -----       -----        --
                                      $723       $(689)       $933       $334
                                      ====       ======       ====       ====

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

The following table presents certain information regarding the Company's reportable operating segments for the quarter and nine months period ended September 30, 2000 and 1999:

                                                 Quarter Ended                   Nine Months Ended
                                                 -------------                   -----------------
                                           09/30/00         09/30/99          09/30/00         09/30/99
                                           --------         --------          --------         --------

Revenue
-------------------------------------------------------------------------------------------------
Sweden                                         $--          $9,441           $20,204          $30,292
United Kingdom                                 --            9,181            14,075           25,678
France                                         --            4,222             6,906           13,145
Belgium                                        --            3,165             3,114           11,682
Corporate and Other                            22            6,469            18,764           19,896
Eliminations                                   --              (14)             (116)             (24)
------------------------------------------------------------------------------------------------------
   Total                                      $22          $32,464           $62,947         $100,669
                                              =======================================================


                                                Quarter  Ended                   Nine Months Ended
                                                --------------                   -----------------
                                           09/30/00         09/30/99          09/30/00         09/30/99
                                           --------         --------          --------         --------

Segment Profit (Loss)
----------------------------------------------------------------------------------------------------------
Sweden                                         $--            $512            $1,396           $1,783
United Kingdom                                 --           (1,367)            1,240              491
France                                         --              421              (571)           1,115
Belgium                                        --               59                25              689
Corporate and Other                        (1,104)          (2,210)           (4,654)          (6,788)
------------------------------------------------------------------------------------------------------
  Operating Income (Loss)                  (1,104)          (2,585)           (2,564)          (2,710)
Interest Expense                               --           (1,258)           (1,993)          (3,942)
Non-Operating Income, net                     723             (689)              933              334
-----------------------------------------------------------------------------------------------------
   Loss Before Income Taxes and
      Extraordinary Credit                  $(381)         $(4,532)          $(3,624)         $(6,318)
                                            ==========================================================



Assets:                               Sep. 30, 2000       December 31, 1999
--------------------------------------------------------------------------------
Sweden                                         $--              $14,408
United Kingdom                                 --                22,669
France                                         --                10,971
Belgium                                        --                13,028
Corporate and Other                        46,215                39,723
Eliminations                                   --               (56,745)
--------------------------------------------------------------------------------
   Total                                  $46,215               $44,054
                                          ======================================


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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Quarter and Nine Months Ended September 30, 2000 and 1999)

Overview

On June 30, 2000, the Company completed the sale of its European Operations to Datapoint Newco I Limited ("Newco"), a United Kingdom corporation affiliated with CallCentric, for $49,500 in cash, less certain adjustments, in the event that the aggregate shareholder's deficit of the European Operations exceeded $10,000 ("the Sale"). As a result of the Sale, the Company recorded a gain of $50.9 million ($49.2 million was recorded in the quarter ended June 30, 2000 and $1.7 million was recorded in the quarter ended September 30, 2000 and primarily represented the partial refund of a $2.0 million deposit escrowed in the event that the aggregate shareholder's deficit exceeded $10.0 million).

The Company had an operating loss of $1.1 million and net income of $1.3 million for the quarter ended September 30, 2000 compared to an operating loss of $2.6 million and a net loss of $4.9 million for the same period of the prior year. For the nine months ended September 30, 2000, the Company had an operating loss of $2.6 million and net income of $48.9 million compared to an operating loss of $2.7 million and a net loss of $6.7 million for the same period of the prior year.

Excluding the European Operations and the Company's domestic video conferencing operation (MINX) which was discontinued on October 8, 1999, the Company's revenue and operating loss were $22 thousand and $1.1 million, respectively, and $22 thousand and $4.8 million, respectively, for the quarter and nine months ended September 30, 2000. Excluding the European Operations and the Company's MINX operations, the Company's consolidated revenue and operating loss were $0 and $1.1 million, respectively, and $0 and $3.8 million, respectively, for the quarter and nine months ended September 30 1999.

During the quarter and nine months ended September 30, 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. For the quarter ended September 30 1999, the Company also did not repurchase any of its 8 7/8% convertible subordinated debentures. However, for the nine months ended September 30, 1999, the Company repurchased approximately $721 thousand face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of approximately $423 thousand for the nine months ended September 30, 1999.

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

     (3) Datapoint Corporation* v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix,
SVEC  America  Computer  Corporation,   and  Nbase
Communications,          No.CV 96 6334; and

     (4) Datapoint Corporation* v. Standard Microsystems Corp. and Intel Corp., individually, and as representatives of the class manufacturers, vendors and users of Fast Ethernet-compliant, dual protocol local-area network products, No. CV-96-03819.

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

Results of Operations

The Company had revenue of $22 thousand, an operating loss of $1.1 million and net income of $1.3 million for the quarter ended September 30, 2000 compared to revenue of $32.5 million, an operating loss of $2.6 million and a net loss of $4.9 million for the same period of the prior year. For the nine months ended September 30, 2000, the Company had revenue of $62.9 million, an operating loss of $2.6 million, and net income of $48.9 million. For the nine months ended September 30, 1999, the Company had revenue of $100.7 million, an operating loss of $2.7 million, and a net loss of $6.7 million. Excluding the European Operations and the Company's domestic video conferencing operations (MINX) which were discontinued on October 8, 1999, the Company's revenue and operating loss were $22 thousand and $1.1 million, respectively, and $22 thousand and $4.8 million, respectively, for the quarter and nine months ended September 30, 2000. Excluding the European Operations and the Company's MINX operations, the Company's consolidated revenue and operating loss were $0 and $1.1 million respectively, and $0 and $3.8 million, respectively, for the quarter and nine months ended September 30 1999.

The following is a summary of the Company's sources of revenue (approximately 99 percent of Dynacore's international revenue was derived from customers in Western Europe):

                                 Quarter  Ended                    Nine Months Ended
    (In thousands)          09/30/00         09/30/99          09/30/00         09/30/99
                            --------         --------          --------         --------

   Sales:
    U.S.                         $22             $366              $105           $2,235
    Foreign                       --           17,691            37,716           54,384
                                               ------            ------           ------
                                  22           18,057            37,821           56,619
  Service and other:
    U.S.                          --              281              $344             $780
    Foreign                       --           14,126            24,782           43,270
                                               ------            ------           ------
                                  --           14,407            25,126           44,050
                                               ------            ------           ------

  Total revenue                  $22          $32,464           $62,947         $100,669
                                 ===          =======           =======         ========

Operating expenses (excluding cost of revenue and restructuring) for the quarter and nine months ended September 30, 2000, were $1.1 million and $17.2 million, respectively, compared with $11.7 million and $28.2 million for the same periods of the prior year. The Company did not incur any restructuring expenses for the quarter and nine months ended September 30, 2000. For the quarter and nine months ended September 30, 1999, the Company incurred restructuring expenses of $0 and $813 thousand, respectively.

Excluding the European Operations and the Company's MINX operation, the Company's operating expenses (excluding cost of revenue and restructuring) were $1.1 million and $4.8 million, respectively, for the quarter and nine months ended September 30, 2000. Excluding the European Operations and the Company's MINX operation, the Company's operating expenses were $1.1 million and $3.8 million, respectively, for the quarter and nine months ended September 30, 1999.

Non-operating expenses for the quarter ended September 30, 2000, consisted of interest earned of $723 thousand. For the nine months ended September 30, 2000, non-operating expenses consisted primarily of interest expense of $2.0 million, and interest earned of $0.9 million. For the quarter and nine months ended September 30, 2000, as a result of the Sale, the Company recorded a gain of $1.7 and $50.9 million, respectively. Non-operating income and expenses for the quarter ended September 30, 1999 consisted primarily of interest expense $1.3 million and foreign currency losses of $196 thousand. For the nine months ended September 30, 1999, non-operating income and expenses consisted primarily of interest expense of $3.9 million and foreign currency gains of $114 thousand and interest income of $124 thousand.

During the quarter and for the nine months ended September 30, 2000, the Company did not repurchase in the public market any of its 8 7/8% convertible subordinated debentures. For the quarter ended September 30, 1999, the Company also did not repurchase any of its 8 7/8% convertible subordinated debentures. However, for the nine months ended September 30, 1999, the Company repurchased approximately $721 thousand face value of its 8 7/8% convertible subordinated debentures. These purchases resulted in an extraordinary gain of approximately $423 thousand for the nine months ended September 30, 1999.

Financial Condition

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, the Company and several of its subsidiaries entered into that certain Stock Purchase Agreement, dated as of July 31, 1999 (the "Reboot Agreement"), with Reboot Systems, Inc. ("Reboot") an investor group lead by Blake Thomas, the former President of the Company, to sell the European subsidiaries of the Company which comprise substantially all of the Company's operations (the "European Operations"). Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, the Company sold (the "Sale") its European Operations to Datapoint Newco I Limited ("Newco"), a United Kingdom corporation affiliated with CallCentric, for $49,500 in cash, less certain adjustments in the event that the aggregate shareholder's deficit of the European Operations exceeded $10,000. The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 3, 2000 and that the sale of the European Operations to Newco would be subject to higher and better offers, if any, and the approval of the Bankruptcy Court. The Bankruptcy Court approved the sale on June 15, 2000 and the sale was consummated on June 30, 2000.

The Company recorded a gain of $50.9 million as a result of the Sale ($49.2 million was recorded in the quarter ended June 30, 2000 and $1.7 million was recorded in the quarter ended September 30, 2000 and primarily represented the partial refund of a $2.0 million deposit escrowed in the event that the aggregate shareholder's deficit exceeded $10.0 million). Based upon the allocation of the purchase price among the assets to be transferred in the Sale, the Company believes that it has sufficient tax basis in excess of book basis of assets sold and net operating loss carryovers to avoid income taxes on the Sale.

On May 3, 2000, the Company filed for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code for the District of Delaware. (Case No. 00-1853(PJW)). None of the Company's European subsidiaries were part of the Chapter 11 filing. Under Chapter 11, certain debts of the Company prior to the filing are stayed while the Company continues business as Debtor-in-Possession.

These liabilities are reflected in the September 30, 2000 balance sheet as liabilities subject to compromise and consist of the following:

 8 7/8% Convertible subordinated debentures                       $54,960
 Accrued  interest on 8 7/8% Convertible subordinated debentures    4,503
 Accounts payable, net of subsidiary debt                           1,598
 Priority claims                                                      418
                                                                  -------
                                                                  $61,479

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures. As such, interest of $4.5 million has been accrued for the period June 2, 1999 through the time of Chapter 11 filing on May 3, 2000. Interest for the period May 3, 2000 through September 30, 2000 is approximately $2.0 million and has not been accrued.

On June 27, 2000, the Company announced its intention to file a Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code in substantial conformity with an agreement in principle reached with the Official Unsecured Creditors' Committee appointed in the corporation's Chapter 11 case pending in the United States Bankruptcy Court for the District of Delaware. (Case No. 00-1853(PJW)). The Company thereafter filed an Amended Plan of Reorganization ("the Plan") and a Second Amended Disclosure Statement (the "Disclosure Statement"). By order dated October 17, 2000 the Bankruptcy Court approved the Disclosure Statement and the Company is currently soliciting acceptances of the Plan. The Bankruptcy Court has scheduled a hearing on the confirmation of the Plan for December 5, 2000.

The agreement in principle, which is subject to among other things, approval by creditors and equity security holders and approval by the Bankruptcy Court of the Plan, provides for the distribution of approximately $34.8 million in cash to holders of the outstanding 8 7/8% Convertible Subordinated Debentures due 2006 (the "Debentures") and other unsecured creditors from the proceeds of the sale to Newco. Such cash distribution is expected to result in holders of Debentures receiving a distribution equal to approximately 60% of the face value of the outstanding Debentures, excluding accrued interest. At the time of confirmation of the proposed Plan of Reorganization, Dynacore is expected to have remaining working capital of approximately $6.0 million after fees, expenses and certain escrow items required in the Sale pursuant to the Sale Agreement.

The filed Plan also proposes that when the reorganized Dynacore emerges from Chapter 11: (i) Debenture holders and other unsecured creditors will receive 25% of the equity of the reorganized corporation, 3 out of 7 seats on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), to be formed to pursue the patent litigations of Dynacore more fully described below in Item 2,
(ii) holders of the preferred stock, par value $1.00 per share, will receive 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, will receive 41.5% of the equity of the reorganized corporation, (iv) current officer management will receive 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that include employment contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust shall be retained by the reorganized Dynacore. Under the Plan, all options to purchase shares of common stock of the Company will be cancelled.

The Plan contemplates that the beneficial interests in the Patent Litigation Trust will be transferable and tradeable. In addition, pursuant to the proposed Plan, Dynacore will distribute to its then shareholders 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses.

During the nine months ended September 30, 2000, the Company's cash and cash equivalents decreased $2.1 million.

As of September 30, 2000, the Company had restricted cash of $44.6 million as compared to $298 thousand as of December 31, 1999. For the period ended December 31, 1999, the balances were restricted primarily to cover various lines of credits, reflected as payables to banks. For the period ended September 30, 2000, while the Company has physical control of the cash received from the sale of European Operations and subsequent earnings, the balances have been classified as restricted, pending the confirmation of the proposed Plan of Reorganization and the related final cash distribution to the Company's creditors.

During the nine months ended September 30, 2000, the Company's net cash used in investing activities, excluding the sale of the European Operations, was approximately $1.3 million which included fixed asset purchases (primarily test equipment, spares, and internally-used equipment).

Net cash provided by financing activities was $3.3 million during the nine months ended September 30, 2000, which primarily included borrowings of $46.9 million offset by payments of $50.5 million.

Reorganization/Restructuring Costs
(In thousands)

During the quarter and nine months ended September 30, 2000, the Company did not incur any restructuring costs for employee termination costs. During the quarter and nine months months ended September 30, 1999, the Company incurred restructuring costs of $0 and $813, respectively. These costs related to the downsizing at the Company's San Antonio headquarters. At September 30, 2000, accrued but unpaid restructuring costs were approximately $47. Such costs are expected to be paid through the fourth quarter of calendar year 2000.

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

     Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, actions which may be taken by trade creditors of the Company or holders of the Company's Debentures, changes in product demand, the availability of products, changes in competition, economic conditions, new product development, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

On February 17, 2000, Blake Thomas, the former President of the Company, who was terminated effective December 30, 1999, filed an action for $119 thousand of severance and vacation pay with the Texas Work Force Commission at the Texas Workman's Compensation Court. Blake Thomas has also filed a general unsecured claim for $1,878,637 with the United States Bankruptcy Court. The Company expects to contest these claims. Final disposition of this matter will be determined by the United States Bankruptcy Court.


Item 3.   Defaults Upon Senior Securities

Since December 1, 1999 the Company has been in default of its interest payment obligation on its Debentures which were issued pursuant to the Indenture (See
Part I, note 1 to Financial Statements). The Company has had informal meetings with certain of the large holders of Debentures concerning such default. As of September 30, 2000, the default and the total arrearages in interest total approximately $4.5 million. In addition, as of September 30, 2000, the Company has outstanding 641,446 shares of its preferred stock, par value $1.00 per share. The aggregate liquidation preference and dividend arrearages on such shares is approximately $16.7 million including dividend arrearages of $3.8 million.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

For the three month period ended September 30, 2000, the Company did not file any reports on Form 8-K.

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




                                           DYNACORE HOLDINGS CORPORATION
                                            (Debtor-in-Possession)
                                            (Registrant)






DATE:  November 14, 2000                   /s/ Phillip P. Krumb
                                           ----------------------------------
                                           Phillip P. Krumb
                                           Acting Chief Financial Officer
                                           (Acting Chief Accounting Officer)