Form 10-K
period 2000-12-31
DYNACORE HOLDINGS CORP
filed 2001-04-16
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X]  Annual  Report  Pursuant  To  Section  13 or 15(d)  Of The  Securities
Exchange   Act  Of  1934  For  the  fiscal   year  ended   December   31,   2000
-----------------

                                       OR

     [ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from _________ to _________

                          Commission file number 1-7636

                          DYNACORE HOLDINGS CORPORATION
                          (f/k/a DATAPOINT CORPORATION)

             (Exact name of registrant as specified in its charter)

         Delaware                                     74-1605174
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

               8410 Datapoint Drive, San Antonio, Texas 78229-8500
              (Address of principal executive office and zip code)

                                 (210) 593-7000
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class          Name of each exchange on which registered
      ---------------------------------------------------------------------

Common Stock, $.01 par value       National Daily Quotation System "pink sheets"

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

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No .

    As of March 31 2001, 10,000,000 shares of Dynacore Holdings Corporation Common Stock were outstanding and the aggregate market value (based upon the last reported sale price of the Common Stock) of the shares of Common Stock held by non-affiliates was approximately $2.2 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

PART I

ITEM 1.  Business.

General

    On May 3, 2000 (the "Petition Date" or the "Filing Date"), Dynacore Holdings Corporation, then known as Datapoint Corporation (hereinafter "Dynacore" or the "Company") filed a petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court (the "Court") for the District of
Delaware. On October 12, 2000, Dynacore filed its Amended Plan of Reorganization, which was subsequently approved by the Court on December 5, 2000.

    Prior to the Petition Date, Dynacore, including its subsidiaries, was principally engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products -- both hardware and software. These products and services were used for integrated computer, telecommunication and video conferencing network systems. Through its 80% owned subsidiary, Corebyte Inc. ("Corebyte"), the Company was also actively engaged in the development and marketing of internet products having e-commerce applications.

    Dynacore was reincorporated in Delaware in 1976 as the successor corporation to a Texas corporation originally incorporated in 1968 as Computer Terminal Corporation. The Company's name was changed from Datapoint Corporation to Dynacore Holdings Corporation in June 2000, in accordance with an order of the Court. Pursuant to a Stock Purchase Agreement dated April 19, 2000 (the "Stock Purchase Agreement"), the Company sold certain of its European based subsidiaries (the "European Operations") to Datapoint Newco 1 Limited ("DNL"). In addition, the Company sold all of its interests in the name "Datapoint" and was also required to change its name. (See below for a more complete description of the sale of the European Operations). Dynacore's principal executive offices are located at 8410 Datapoint Drive, San Antonio, Texas 78229-8500 (telephone number (210) 593-7000).

    As of the Petition Date, the Company's business consisted of three operations. One operation consisted of a computer telephony integration system, which offered integrated telecommunication products and services to meet the requirements of large call centers, customer service organizations and telemarketing firms. A second, the systems integration and proprietary hardware and software operation, sold and marketed Dynacore's networking products to end-users. The European Operations of the Company which were sold to DNL comprised substantially all of the first and second operations described above and accounted for more than 98% of the total assets and more than 98% of the revenue of the Company for the past three fiscal years. The Company's third operation consisted of its subsidiary Corebyte which is engaged in the creation of internet networking software products.

    Over the past many years, the Company's business suffered a significant decline in total revenue, recurring losses and a reduction of its domestic work force. This was primarily due to a mass entry of competitors in the networking marketplace compounded by a marketplace demand for "Open Systems" and standard interfaces, both of which adversely impacted the traditional networking and data processing components of Dynacore's business. The marketplace was forced into a uniformity of design that led to highly competitive pricing. At the same time, the increasing availability of low cost, "off the shelf" software applications written in a number of industry accepted programming languages adversely affected Dynacore.

    In 1981, Dynacore issued $100 million 8 7/8% Convertible Subordinated Debentures, due 2006 (the "Debentures"). Among other features, the Trust Indenture governing the Debentures contained an annual sinking fund obligation. The sinking fund obligation provided that prior to June 1 of each year, commencing in 1991, Dynacore was required to deposit an amount of not less than $5 million with the Indenture Trustee in connection with the redemption of the Debentures. The Company was also permitted to deliver outstanding Debentures, other than any previously called for redemption, in partial or full satisfaction of this annual sinking fund obligation, and in fact, from time to time, the Company purchased Debentures for redemption, such that at the Petition Date, the outstanding principal face amount of the Debentures had been reduced to approximately $55 million.

    The recurring operational losses and reduced cash flow adversely affected the Company's ability to properly fund its business operations as it continued to make the interest and sinking fund obligations to holders of the Debentures under the Trust Indenture. To fund these obligations, Dynacore was forced to sell virtually all of its fixed assets during the preceding years, including real property in San Antonio, Texas in October, 1998 and in Gouda, The Netherlands, approximately one year later. In addition, in October, 1999, the Company discontinued its domestic video conferencing operations (MINX) as it was not able to continue making the financial investment required, both in marketing and product development to sustain profitability for this portion of the business. In spite of these actions, as of the Petition Date, the Company had defaulted on one semi-annual interest payment, totaling approximately $2.5 million, and was about to default on the sinking fund payment due June 1, 2000.

    In late 1998, Dynacore hired Dain Rauscher Wessels ("Dain Rauscher") to explore strategic alternatives. Although Dain Rauscher reviewed a series of alternatives for Dynacore, the one that appeared most viable was the sale of its European Operations to a strategic buyer.

    Dain Rauscher was then retained to supervise a process to locate and sell the European Operations to the highest bidder. Although numerous potential purchasers were contacted and a private confidential memorandum was distributed to over thirty (30) prospective purchasers, Dynacore initially received two bids for the European Operations. Dain Rauscher and Dynacore's Board of Directors agreed that the bid made by Reboot Systems, Inc. ("Reboot") represented the better offer.

    On May 17, 1999, the Company entered into a letter of intent to sell its European Operations to Reboot for $49.5 million plus the assumption of certain liabilities. Reboot was a newly formed corporation controlled by Mr. Blake Thomas, the Company's then president. Following the letter of intent, a sale agreement was executed with Reboot dated as of July 31, 1999 (the "Reboot Agreement"). The Reboot Agreement contained several contingencies, the most significant being Reboot's ability to secure financing necessary to close the transaction. By November 1, 1999, Reboot still had not secured its financing and Dynacore agreed to an amendment (the "Amendment") to the Reboot Agreement in return for which Reboot posted a deposit of $750,000 which would be non-refundable in the event that Reboot failed to close because it could not secure financing. The Amendment obligated Reboot to loan Dynacore $2.5 million on or prior to December 1, 1999. Although the termination date pursuant to the Amendment was extended to March 1, 2000, this extension was contingent on Reboot's loaning the Company the $2.5 million on or before December 1, 1999, and in the event the loan was not made, the agreement terminated on December 1, 1999. Since the loan was not made, the agreement was then terminated.

    In addition, consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, on July 27, 1999, the Company, through its newly formed subsidiary, Corebyte Inc., conditionally acquired (the "Corebyte Acquisition") the Corebyte communication and networking software product family (the "Corebyte Products"). The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom ("Engstrom"), dated July 27, 1999. Given the lack of a significant revenue stream resulting from longer than anticipated software developmental and marketing efforts and the present availability of similar Internet applications in the marketplace, in January 2001, the Company began a thorough evaluation of the Corebyte operations, prospects, and strategic options. Pending the outcome of this evaluation, which will include the exploration and discussions with various parties for alternative uses and markets for the Corebyte developed source code and underlying technologies, if any, the Company has significantly restructured and curtailed Corebyte's day-to-day operations, to include the elimination of its Web hosting services to third parties.

    Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, the Company sold (the "Sale") its European Operations to DNL, a United Kingdom corporation affiliated with CallCentric, for $49.5 million in cash, less certain adjustments in the event that the aggregate shareholder's deficit of the European Operations exceeded $10 million (the "Purchase Price"). The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 3, 2000 and that the sale of the European Operations to DNL would be subject to higher and better offers, if any, and the approval of the Court. The Court approved the sale on June 15, 2000 and the sale was consummated on June 30, 2000 (the "Closing"). Pursuant to the Sale Agreement, at Closing DNL deposited $6 million from the Purchase Price in escrow, $4 million pending resolution of various issues relating to the UK Pension Plan and $2 million pending preparation of the closing balance sheet. Upon final resolution of these issues the full $4 million escrow relating to the UK Pension Plan was released to DNL and $1.625 million of the $2 million escrow was released to the Company and $375 thousand was released to DNL. Accordingly, the final Purchase Price after such adjustments was $45.125 million.

    On December 5, 2000, the Court approved an order confirming Dynacore's Amended Plan of Reorganization (the "Plan"). On December 18, 2000 (the "Effective Date", as defined in the Plan), all of the then existing debt and equity in Dynacore was cancelled and 10 million shares of new common stock, as well as 10 million beneficial interests, representing interests in the Dynacore Patent Litigation Trust, (as defined below) formed to pursue Dynacore's patent litigations, were issued.

    The confirmed Plan provided for the distribution of $34.8 million in cash from the proceeds of the sale of the European Operations to Debenture holders and other unsecured creditors of Dynacore on the Effective Date. In addition, pursuant to the confirmed Plan: (i) Debenture holders and other unsecured creditors received 25% of the equity of the reorganized corporation, the ability to designate 3 out of 7 members on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), formed to pursue the patent litigations of Dynacore, (ii) holders of Dynacore's preferred stock, par value $1.00 per share, received 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, received 41.5% of the equity of the reorganized corporation, (iv) current officer management received 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that included employment contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust was retained by the reorganized Dynacore.

    The Plan contemplated that the beneficial interests in the Patent Litigation Trust would be transferable and tradable. In addition, pursuant to the approved Plan and as reflected in its Restated Certificate of Incorporation, Dynacore is obligated to distribute to its then stockholders, 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses. Also, as part of the Plan, Dynacore has committed to lend the Patent Litigation Trust up to $1 million to pursue Dynacore's patent litigations. As of December 31, 2000, the amount of such loan is $0 and the status of the related patent litigations is set forth below under the heading "Multi-Speed Networking Patents".

    As of December 31, 2000, the Company had cash and cash equivalents of approximately $7.6 million including $0.3 million of restricted cash, which was restricted for the payment of contested bankruptcy claims.

    Since the confirmation of the Plan, the Company has been actively pursuing an acquisition of assets, property or business that may be beneficial to it and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Restated Certificate of Incorporation, Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.

    The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its lack of significant resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations.

    Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly analyze without referring to any objective criteria.

    Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

    Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity.

    The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates.

    While the Company and its management have had very preliminary discussions with several businesses and initiated due diligence in this regard, to date the Company has not entered into any proposals, arrangements or understandings with the owners of any business or company regarding the possibility of an acquisition by or merger transaction with the Company.

    Since the sale of its European Operations as described above, substantially all of the principal assets of the Company are currently the cash proceeds from the sale of the European Operations which are being held in a money market mutual fund pending future redeployment in an operating business other than an investment company. Pursuant to the Investment Company Act of 1940, as amended (the "40 Act"), a company that owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) is subject to registration and regulation as an investment company unless it qualifies for a statutory or regulatory exclusion or exemption from investment company status. Furthermore, a company that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities is subject to registration and regulation as an investment company.

    Since the sale of its European Operations, the Company has been relying on a temporary one-year exclusion from investment company status under the 40 Act (which ends June 30, 2001), since as indicated above the Company's intent, as soon as reasonably possible, is to engage in a business other than that of investing, reinvesting, owning, holding or trading in securities. The Company believes that following the temporary one-year exclusion, based on its current asset mix, and its current activities it will not be treated as an investment company. However, if the Company is unsuccessful in completing its initiatives, the Company believes there is a future risk of becoming subject to regulation and registration as an investment company. The Company does not believe that it is feasible for the Company to register as an investment company because the 40 Act rules are inconsistent with the Company's strategy of acquiring, and actively managing an operating business. In addition, if the Company were required to register as an investment company, then it would incur substantial additional expense as a result of the 40 Act's record keeping, reporting, voting, proxy disclosure and other requirements. After the end of the one-year grace period if the Company does not qualify for any other exclusion or exemption afforded by the 40 Act, it may be required either to register as an investment company or take significant business actions that are contrary to its business objectives in order to avoid being required to register as an investment company. For example, the Company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forgo opportunities to acquire interests in companies or other assets or be forced to sell or refrain from selling such interests or assets. In addition, the Company might need to sell certain assets which are considered to be investment securities.

    In order to be certain of its status under the 40 Act, the Company may apply to the Securities and Exchange Commission for an order finding that it is primarily engaged in a business other than investing in securities. The Company can give no assurance that such an order, if applied for, will be granted.

    Dynacore believes that it had approximately $137 million of net operating loss ("NOL") carryovers (after all reductions in such NOLs required by Section 108 of the Internal Revenue Code of 1986, as amended (the "Code")) and approximately $35 million of capital loss carryovers prior to the consummation of its Plan. Section 382 of the Code limits the full annual utilization of NOL carryovers of a "loss corporation" that has undergone an Ownership Change (as defined below). Dynacore believes that had it not qualified for the 382 Bankruptcy Exception described below its use of its NOL and capital loss carryovers would have been subject to Section 382 limitations following its reorganization under the Plan.

    Generally, a "loss corporation" undergoes an ownership change (an "Ownership Change") as defined by Section 382 of the Code if immediately after any "owner shift involving a 5-percent shareholder" (in general, any change in the respective ownership of stock of a corporation affecting the percentage of stock of such corporation owned by any person who is a "5-percent shareholder" before or after such change) or any "equity structure shift" (in general, except for certain reorganizations, any tax-free reorganization under Section 368 of the Code and, to the extent provided in Treasury regulations, taxable reorganization-type transactions, public offerings and similar transactions):
(A) the percentage of the stock of the loss corporation owned by one or more 5-percent shareholders has increased by more than 50 percentage points over (B) the lowest percentage of stock of the loss corporation (or any predecessor corporation) owned by such shareholders at any time during the "testing period" (in general, the 3-year period ending on the day of any owner shift involving a 5-percent shareholder or equity structure shift).

    A "loss corporation", for purposes of Section 382 of the Code, is a corporation, like Dynacore, that either is entitled to use an NOL carryover or has an NOL for the taxable year in which an Ownership Change occurs and, except as provided in Treasury regulations, any corporation with a net unrealized built-in loss. A "5-percent shareholder" means any person holding 5 percent or more (by value) of the stock of a loss corporation at any time during the testing period. In general, in determining whether an Ownership Change has occurred, all stock owned by shareholders of a loss corporation who are not 5-percent shareholders is treated as stock owned by a single 5-percent shareholder (referred to as the "public group"), regardless of whether such stock comprises an aggregate of 5 percent of the loss corporation's stock.

    Notwithstanding the foregoing, the normal Code Section 382 rules generally do not apply to any Ownership Change if (i) the loss corporation is (immediately before such Ownership Change) under the jurisdiction of the court in a bankruptcy under Title 11 of the United States Code or similar case ("Title 11 Case"), and (ii) the shareholders and creditors of the loss corporation (determined immediately before such Ownership Change) own (after such Ownership Change and as a result of being shareholders or creditors immediately before such change) stock of such corporation possessing at least 50 percent of the total voting power of the stock of such loss corporation and has a value equal to at least 50 percent of the total value of the stock of such loss corporation (the "382 Bankruptcy Exception"). Dynacore believes that the circumstances surrounding its reorganization in accordance with the terms of the Plan were such that it qualified for the 382 Bankruptcy Exception. In addition, subject to certain "built-in-loss" rules that should have no appreciable effect on Dynacore and, under certain circumstances, certain possible limitations set forth in the consolidated return regulations, Dynacore does not expect to be subject to any limitations on the use of its NOL carryovers under any other provisions of the Code other than Section 382. Moreover, the Section 382 continuity of business enterprise requirement normally applicable to loss corporations that have experienced an Ownership Change should not apply to Dynacore since loss corporations that qualify and elect to rely on the 382 Bankruptcy Exception are exempted from such requirement.

    However, due to its reliance on the 382 Bankruptcy Exception, Dynacore was required to reduce its NOL carryovers by the amount of interest paid or accrued during the preceding three year period on its Debentures that was converted into the equity of the reorganized corporation pursuant to the Plan. Taking both the reduction for such disallowed interest and all other reductions in its NOLs required by Section 108 of the Code (relating to cancellation of indebtedness income), Dynacore believes that its NOL carryovers were approximately $137 million following the consummation of the Plan.

    In addition, if a loss corporation has taken advantage of the 382 Bankruptcy Exception to one Ownership Change and subsequently experiences a second Ownership Change within 2 years following the first Ownership Change, it must reduce its NOL carryovers to zero for all tax periods ending after the date of the second Ownership Change. The testing period for the second Ownership Change, however, begins on the first day following the earlier Ownership Change to which the 382 Bankruptcy Exception applied (rather than beginning on any prior date, as would otherwise be the case under the three-year rule), meaning, in effect, that the percentage ownership of Dynacore by 5-percent shareholders would have to increase within two years by more than 50 percentage points over their ownership as determined on the date of the Ownership Change in Dynacore subject to the 382 Bankruptcy Exception. For periods following such latter date, Dynacore will again be subject to the general Section 382 rules applicable to changes of more than 50 percent in stock ownership by its 5-percent shareholders within a rolling 3-year period as described above.

    As part of the Plan the Company restated its Certificate of Incorporation and in order to maintain its NOL and capital loss carryovers the Restated
Certificate of Incorporation includes certain provisions which impose restrictions designed to prevent Ownership Changes from occurring. These provisions, as well as structuring considerations, may interfere with the Company's ability to acquire a business since use of the Company's stock as consideration in any acquisition transaction may be limited if the Company desires to retain its NOL and capital loss carryovers.

Risk Factors

    In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

    No Source of Revenue. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

    Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

    Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

    Uncertain Structure of Acquisition. While management has had preliminary contact and discussions with several businesses, there are, presently, no formal plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has limited cash resources as of the date of this Report, management expects that any such acquisition would take the form of cash and an exchange of capital stock.

Patents and Trademarks

    Dynacore owns certain patents, copyrights, trademarks and trade secrets in network technologies, which it considers valuable proprietary assets.

Multi-speed Networking Patents

    Dynacore is the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to network technology. The Company believes these patents cover most products introduced by various suppliers to the networking industry and dominates certain types of dual-speed technology on networking recently introduced by various industry leaders. Dynacore has asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

     (1)  Datapoint  Corporation*  v.  Standard  Micro-Systems,  Inc.  and Intel
     ---------------------------------------------------------------------------
Corporation, No.C.V.-96-1685;
-----------

     (2) Datapoint Corporation* v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay
         Networks,  Inc., Crosscom Corp. and Assante Technologies, Inc.
         --------------------------------------------------------------
         No. CV 96 4534;


     (3) Datapoint Corporation* v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix, SVEC America Computer Corporation, and
         -------------------------------------------------------------------
         Nbase Communications, No. CV 96 6334; and
         --------------------


     (4) Datapoint  Corporation* v. Standard  Microsystems Corp.and Intel Corp.,
         -----------------------------------------------------------------------
         No. CV-96-03819.


* The Company expects to make a motion with the Court to reflect the name change to Dynacore Holdings Corporation.

    These actions were consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued in April of 1998 adverse to Dynacore. The Company had filed two sets of objections to certain portions of this report. The objections were overruled. These objections will now have to be resolved at the Appellate Court level. The briefing is completed. Both patents have been submitted to the Patent Office for re-examination. A favorable action has been rendered on each patent and official notification of the favorable action is expected shortly. The appeal has been stayed pending the receipt of official notification of the re-examination proceedings.

    The above actions represent the trust property which the Company transferred and assigned to the Patent Litigation Trust pursuant to the certain Patent Litigation Trust Agreement, by and among the Company and the Patent Litigation Trust trustees. As previously mentioned, the Company has retained a 56.5% interest in the Patent Litigation Trust.

Employees

At December 31, 2000, the Company had nineteen employees. Included in this number are seven employees of Corebyte, Inc. and three employees of Dynacore, whose full-time employment was terminated in January 2001. Of such ten former employees, three still provide services on an as needed basis to the Company. The Company considers its relations with its employees to be satisfactory. The aggregate annual salaries for the nine remaining full time employees is approximately $850 thousand.

Environmental Matters

    Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

ITEM 2.  Properties.

    Dynacore's principal executive office is located in San Antonio, Texas. The Company believes that its facilities are generally well maintained, in good operating condition and are adequately equipped for their present use. Information regarding the principal properties, excluding leases assigned or subleased, as of December 31, 2000, is as follows:


                                 Approximate
                                    Facility
      Location        Use        Sq. Footage    Owned or Leased Land Area
      --------        ---        -----------    -------------------------

San Antonio, Texas    Office          17,630    Leased; expires March 31, 2001
New York, New York    Office            4,250   Leased; expires October 16, 2009
San Antonio, Texas    Warehouse         4,900   Leased; expires January 31, 2004
Paris, France         Office            1,450   Leased; expires June 16, 2008
                                                with early cancellation options
                                                on June 16, 2002 and
                                                June 16, 2005

    The aggregate annual rental for these leases, excluding sub-lease agreements is approximately $250 thousand.

    During the first quarter of 1999, the Company sold the building it owned in Gouda, Netherlands to a private unaffiliated group for approximately $2.1 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of approximately 18,000 square feet for an initial lease term of five years and approximately 12,000 square feet for an initial lease term of one year. This lease obligation was transferred to DNL as a result of the sale of the European Operations on June 30, 2000.

      On October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years. As part of the Court approved bankruptcy proceedings, the Company renegotiated the termination of the lease to March 31, 2001.

ITEM 3.  Legal Proceedings.

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

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Beginning August 24, 1998, the Company's common stock was quoted on the National Association of Securities Dealers' Over-the Counter Bulletin Board under the symbol "DTPT". The symbol changed to DTPTQ upon the filing for bankruptcy relief and the symbol once again changed as the result of the Company's name change to DYHGQ. On the Effective Date and through the present, the symbol is DYHC and the stock is tradeable over-the-counter through the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc. It is anticipated that the common stock will be quoted on the National Association of Securities Dealers Over-the Counter Bulletin Board. It is also anticipated that the shares of beneficial interests in the Patent Litigation Trust will be traded over-the-counter through the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc. As of March 30, 2001 there were approximately 2,790 holders of record and 10,000,000 outstanding shares of Common Stock. The prices below represent the high and low prices for composite transactions for stock traded during the applicable periods. As a result of the new common stock which was issued on the Effective Date, all prices have been adjusted to reflect its issuance at the rate of .225177 shares of New Common Stock for each share of Old Common Stock. The Company has not paid cash dividends to date on its common stock and has no present intention to pay cash dividends on its common stock in the near future. As of March 30, 2001, the closing price of the stock was $.28.

The stock prices for the periods listed below are all for the common stock outstanding prior to the issuance of the new common stock on the Effective Date. The New common stock did not trade during the period December 19, 2000 through December 31, 2000.

                                              High              Low
            March 30, 2000                     6.52             1.24
            June 30, 2000                      3.05              .55
            September 30, 2000                 1.80              .62
            December 18, 2000                  .84               .26

                                               High              Low
          March 30, 1999                       7.63              2.49
          June 30, 1999                        9.16              2.91
          September 30, 1999                   3.74              2.36
          December 31, 1999                    2.63               .97


ITEM 6.  Selected Financial Data.

The operations of Dynacore for the period of December 19, 2000 through December 31, 2000 (referred to as the "Successor Company"), and all prior periods presented (referred to as the "Predecessor Company") in this report were significantly affected by the Sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the production operations of the Company. As a result, the financial results of the Company for each of the periods addressed by this report prior to December 18, 2000, (the Effective
Date), do not reflect the earnings capacity of the Company. In addition the financial data for the period ended December 31, 2000 reflects the adoption of Fresh Start Accounting and includes the period from December 19, 2000 to December 31, 2000.

The Fresh Start basis of accounting is in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants and includes activity from December 19, 2000 to December 31, 2000. Under this accounting treatment, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of December 31, 2000 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)

                                                 Successor                                Predecessor
                                                 ----------  ---------------------------------------------------------------------

                                                12/19/00 -   01/01/00 -  08/01/99 -
                                                12/31/2000   12/18/2000  12/31/1999     1999        1998       1997        1996

Operating Results for the Fiscal Year
Total Revenue                                           $ -      $62,956    $51,860     $138,285   $151,445    $142,121    $179,541
Operating income (loss)                                (195)      (3,004)    (1,772)      (2,886)     5,074       2,033       1,017
Income (loss) before extraordinary credits
  and effect of change in accounting principle         (311)      50,820     (4,513)      (9,256)    (1,224)      1,173      19,015
Net income (loss)                                      (311)      81,079     (4,513)      (7,549)      (669)      2,383      19,342
Basic earnings (loss) per common share:
  Income (loss) before extraordinary credits         ($0.03)      $12.10     ($1.13)      ($2.45)    ($0.49)      $0.05       $5.65
  Gain on the exchange and retirement of preferred stock  -            -          -         0.09          -        1.05           -
  Extraordinary credits                                   -        10.94          -         0.40       0.14        0.33        0.11
    Net income (loss) per share                      ($0.03)      $23.04     ($1.13)      ($1.96)    ($0.35)      $1.43       $5.76
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary credits         ($0.03)      $10.25     ($1.13)      ($2.45)    ($0.49)      $0.05       $4.91
  Gain on the exchange and retirement of preferred stock  -            -          -         0.09          -        1.07           -
  Extraordinary credits                                   -         5.91          -         0.40       0.14        0.31        0.09
  Net income (loss) per share                        ($0.03)      $16.16     ($1.13)      ($1.96)    ($0.35)      $1.43       $5.00

Financial Position at End of Fiscal Year
Current assets                                       $8,289       $9,318    $36,093      $40,930    $50,807     $45,340     $69,995
Fixed assets, net                                       102          108      5,872        5,928      9,468      11,764      14,625
Total assets                                         12,694       13,740     44,054       49,333     66,816      62,388      93,818
Current liabilities                                   1,913        2,801     60,444       60,463     64,491      53,679      76,965
Long-term debt                                            -            -     50,000       50,000     55,000      60,875      63,945
Stockholders' equity (deficit)                        7,189        7,500    (76,556)     (72,128)   (64,437)    (64,084)    (55,202)

Other Information
Average common shares outstanding                10,000,000    4,145,770  4,131,074    4,104,029  4,045,963   3,627,550   3,029,954
Number of common stockholders of record               2,641        2,732      2,810        2,860      2,966       3,070       3,142
Preferred shares outstanding                              -            -    661,967      661,967    721,976     721,976   1,868,071
Dividends paid or accumulated on preferred stock          -            -        165          684        722       1,009       1,885
Number of employees                                      19           19        617          639        652         641         705

No cash dividends on common stock have been declared during the five-year period.
Net income for 1996 includes a gain of $32.2 million resulting from a divestiture.
Net income for the period ending 12/18/00 includes a gain of $52.5 million resulting from a divestiture.
Net income for the period ending 12/18/00 includes an extraordinary debt extinguishment gain of $26.5 million and Fresh start adjustments of $3.8 million.
See notes to Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition
     and Results of Operations.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The operations of Dynacore for the period of December 19, 2000 through December 31, 2000 (referred to as the "Successor Company"), and all prior periods presented (referred to as the "Predecessor Company") in this report were significantly affected by the sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the production operations of the Company. As a result, the financial results of the Company for each of the periods addressed by this report prior to December 18, 2000, (the Effective
Date) , do not reflect the earnings capacity of the Company. In addition the financial data for the period ended December 31, 2000 reflects the adoption of Fresh Start Accounting and includes the period from December 19, 2000 to December 31, 2000.

The Fresh Start basis of accounting is in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants and includes activity from December 19, 2000 to December 31, 2000. Under this accounting treatment, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of December 31, 2000 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

On May 17, 1999, the Company entered into a letter of intent to sell its European Operations to Reboot for $49.5 million plus the assumption of certain liabilities. Reboot was a newly formed corporation controlled by Mr. Blake Thomas, the Company's then president. Following the letter of intent, a sale agreement was executed with Reboot dated as of July 31, 1999 (the "Reboot Agreement"). The Reboot Agreement contained several contingencies, the most significant being Reboot's ability to secure financing necessary to close the transaction. By November 1, 1999, Reboot still had not secured its financing and Dynacore agreed to an amendment (the "Amendment") to the Reboot Agreement in return for which Reboot posted a deposit of $750,000 which would be non-refundable in the event that Reboot failed to close because it could not secure financing. The Amendment obligated Reboot to loan Dynacore $2.5 million on or prior to December 1, 1999. Although the termination date pursuant to the Amendment was extended to March 1, 2000, this extension was contingent on Reboot's loaning the Company the $2.5 million on or before December 1, 1999, and in the event the loan was not made, the agreement terminated on December 1, 1999. Since the loan was not made, the agreement was then terminated.

Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court (the "Court"), the Company sold (the "Sale") its European Operations to Datapoint Newco 1 Limited ("DNL"), a United Kingdom corporation affiliated with CallCentric, for $49.5 million in cash, less certain adjustments in the event that the aggregate shareholder's deficit of the European Operations exceeded $10 million (the "Purchase Price"). The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 3, 2000 (the "Petition Date" or the "Filing Date") and that the sale of the European Operations to DNL would be subject to higher and better offers, if any, and the approval of the Court. The Court approved the sale on June 15, 2000 and the sale was consummated on June 30, 2000 (the "Closing"). Pursuant to the Sale Agreement, at Closing DNL deposited $6 million from the Purchase Price in escrow, $4 million pending resolution of various issues relating to the UK Pension Plan and $2 million pending preparation of the closing balance sheet. Upon final resolution of these issues the full $4 million escrow relating to the UK Pension Plan was released to DNL and $1.625 million of the $2 million escrow was released to the Company and $375 thousand was released to DNL. Accordingly, the final Purchase Price after such adjustments was $45.125 million.

As a result of the Sale, the Company recorded a gain of approximately $52.5 million during the period ended December 18, 2000. Included in this amount are transaction costs and professional fees relating to both the Sale and Bankruptcy of approximately $1.4 million as well as $1.2 million representing the settlement of the Officers Administrative Claims.

On December 5, 2000, the Court approved an order confirming Dynacore's Amended Plan of Reorganization (the "Plan"). On December 18, 2000 (the "Effective Date", as defined in the Plan), all of the then existing debt and equity in Dynacore was cancelled and 10 million shares of new common stock, as well as 10 million beneficial interests, representing interests in the Dynacore Patent Litigation Trust, (as defined below) formed to pursue Dynacore's patent litigations, were issued.

The confirmed Plan provided for the distribution of $34.8 million in cash from the proceeds of the sale of the European Operations to Debenture holders and other unsecured creditors of Dynacore on the Effective Date. In addition, pursuant to the confirmed Plan: (i) Debenture holders and other unsecured creditors received 25% of the equity of the reorganized corporation, the ability to designate 3 out of 7 members on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), formed to pursue the patent litigations of Dynacore, (ii) holders of Dynacore's preferred stock, par value $1.00 per share, received 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, received 41.5% of the equity of the reorganized corporation, (iv) current officer management received 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that included employment contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust was retained by the reorganized Dynacore.

The Plan contemplated that the beneficial interests in the Patent Litigation Trust would be transferable and tradable. In addition, pursuant to the approved Plan and as reflect in its Restated Certificate of Incorporation, Dynacore is obligated to distribute to its then stockholders, 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses. Also, as part of the Plan, Dynacore has committed to lend the Patent Litigation Trust up to $1 million to pursue Dynacore's patent litigations. As of December 31, 2000, the amount of such loan is $0.

As of December 31, 2000, the Company had cash and cash equivalents of approximately $7.6 million including $.3 million of restricted cash, which was restricted for the payment of contested bankruptcy claims. Since the Effective Date, the Company's management team has undertaken efforts to identify and evaluate successor business opportunities. The Company believes its cash resources are sufficient to satisfy its normal operating obligations for the foreseeable future.

As of December 31, 2000, the Company had available federal tax net operating losses aggregating approximately $137 million, expiring in various amounts beginning in 2001. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see note 6 to Consolidated Financial Statements).

As part of the Sale to DNL, the Company's German subsidiary assumed the liability for the pension benefits for all German employees who did not transfer to DNL. Presently, the German subsidiary has no revenue or cash inflow stream and is not expected to derive any significant amounts of revenue or cash inflows in the foreseeable future. While the pension liability of $2.8 million has been reflected in the Company's consolidated financial statements, this obligation remains with the German subsidiary. The Parent has however entered into an exclusive distribution agreement with the subsidiary affording the German subsidiary contractual distribution rights for future products of or services by the Company, if any, in four major Western European countries.

Restructuring Costs
(In thousands)

The Company incurred restructuring costs as follows in connection with employee termination programs implemented in these periods:

                            (Successor)             (Predecessor)
                            -----------  --------------------------------------
                             12/19/00 -  01/01/00 -   08/01/99 -
                             12/31/00    12/18/00     12/31/99     1999    1998
---------------------------------------  --------------------------------------
Employee termination costs     $22           $0          $624      $813     $96
=======================================  =======================================

For the period ended December 31, 2000, the Company incurred $22 for employee termination costs relating to its downsizing efforts after its emergence from bankruptcy. For the period ended December 31, 1999, the Company incurred restructuring charges of $624 for employee termination costs. These costs related to the termination of 28 employees at the Company's San Antonio headquarters in connection with the Company's discontinuance of its domestic video conferencing (MINX) employees.

At December 31, 2000, accrued but unpaid restructuring costs were $51.

The predecessor Company's 1999 and 1998 restructuring charges primarily had been driven by management's efforts to implement cost cutting measures in light of its overall plan to return to profitability. Restructuring costs incurred during 1999 included $650 for the termination of 25 employees at the Company's San Antonio headquarters and $163 for the termination of 5 employees at the Company's French subsidiary.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan.

A rollforward of the restructuring accrual from August 2, 1997 through December 31, 2000 is as follows:

Predecessor                                                        TOTAL
------------                                                       -----
Restructuring accrual as of August 2, 1997                          $508
Additions                                                             96
Payments                                                            (422)
Restructuring accrual as of August 1, 1998                          $182
Additions                                                            813
Payments                                                            (862)
Restructuring accrual as of July 31, 1999                           $133
Additions                                                            624
Payments                                                            (375)
----------------------------------------------------------------------
Restructuring accrual as of December 31, 1999                       $382
Additions                                                              0
Payments                                                            (350)
Restructuring accrual as of December 18, 2000                       $ 32

Successor
Restructuring accrual as of December 18, 2000                       $ 32
Additions                                                             22
Payments                                                              (3)
Restructuring accrual as of December 31, 2000                       $ 51
                                                                     ===

Results of Operations

The following is a summary of the Company's sources of revenue for each of the periods listed below:

(In thousands)                                       Predecessor
                              -------------------------------------------------
                              01/01/00 -     08/01/99 -
                              12/18/00       12/31/99        1999         1998
                              --------       --------        ----         ----
Sales:
   U.S.                           $103           $385      $3,057       $3,182
   Foreign                      37,716         27,547      75,630       85,742
                                ------         ------      ------       ------
                                37,819         27,932      78,687       88,924
Service and other:
   U.S.                            355            429       1,074        1,123
   Foreign                      24,782         23,499      58,524       61,398
                                ------         ------      ------       ------
                                25,137         23,928      59,598       62,521
                                ------         ------      ------       ------

Total revenue                  $62,956        $51,860    $138,285     $151,445
                               =======        =======    ========     ========

December 19, 2000 - December 31, 2000

The Company did not record any revenue for this period. Operating expenses of $195 thousand included approximately $50 thousand of expenses related to severance obligations and other expenses related to employees whose full time employment has been terminated. In addition, included in this period's operating expenses are certain non-recurring items and therefore, the operating results indicated are not necessarily indicative of future results. Non-operating expense includes a foreign currency transaction adjustment of $139 thousand related to the German pension plan, offset by approximately $19 thousand of interest income earned during the period. The Company recorded depreciation and amortization expenses of approximately $13 thousand during this period, reflecting the revaluation of the assets due to the adoption of Fresh Start Reporting.

January 1, 2000 - December 18, 2000

Substantially all of the approximately $63.0 million of revenue related to the European subsidiaries, which were sold on June 30, 2000. The gross profit margin for this period ended December 18, 2000 was 23.1%, compared with the 24.8% for the five month period ended December 31, 1999. Operating expenses for this period were approximately $17.6 million, which primarily included those expenses incurred by the company's European subsidiaries until the time of sale on June 30, 2000.

As a result of the Sale, the Company recorded a gain of approximately $52.5 million during the period. Included in this amount are transaction costs and professional fees relating to both the Sale and Bankruptcy of approximately $1.4 million as well as $1.2 million representing the settlement of the Officers Administrative Claims.

Non operating expenses included interest expense of approximately $2.0 million, offset by interest income of $1.5 million and $317 thousand related to transaction gains as result of the strengthening U.S. Dollar, on average, against foreign currencies.

Also included as extraordinary items are $26.5 million related to the gain on the extinguishment of debt pursuant to the confirmation of the Company's amended plan of reorganization and $3.8 million related to the adjustments required by the adoption of Fresh Start Accounting.

August 1, 1999 - December 31, 1999

On June 27, 2000, the Company elected to change its fiscal year to a calendar year basis. Therefore, the five months represented by this transitional period are not comparable to the 12 month fiscal year ended July 31, 1999 or the 11 1/2 month period ended December 18, 2000. Of the $51.9 million revenue recorded during this five month period, approximately $51.2 million related to the European Operations which were sold on June 30, 2000. The gross profit margin for this five month period was 24.8%, as compared to the 25.7% for the twelve month period ended July 31, 1999. Operating expenses for the five months ended December 31, 2000 were approximately $ 14 million, compared with approximately $37.7 million for the twelve month period ended July 31, 1999. Non-operating expenses consisted primarily of interest expense of $2.4 million.

Fiscal Year 1999 Compared to Fiscal Year 1998

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

During the first  quarter of 1999,  the  Company  sold the  building it owned in
Gouda, Netherlands to a private unaffiliated group for approximately $2.1 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of approximately 18,000 square feet for an initial lease term of five years and approximately 12,000 square feet for an initial lease term of one year. This lease obligation was transferred to DNL as a result of the sale of the European Operations on June 30, 2000.

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

Fiscal Year 1998 Compared to Fiscal Year 1997

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

On October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years. As part of the Court approved bankruptcy proceedings, the Company renegotiated the termination of the lease to March 31, 2001.

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

Market Risk Sensitive Instruments

Management had determined that all of the Predecessor Company's foreign subsidiaries operated primarily in local currencies, which represented the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts were translated at average exchange rates during the year. As such, the Predecessor Company's operating results were affected by fluctuations in the value of the U.S. dollar as compared to currencies in European countries, as a result of the sales of its products and services in these foreign markets. To illustrate, a hypothetical, uniform 10% strengthening of the dollar relative to the currencies in which the Predecessor Company's sales were denominated would have resulted in a decrease to gross profit of approximately $3.0 million for the year ending July 31, 1999. This calculation assumes that each exchange rate would have changed in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Predecessor Company's sensitivity analysis of the effects in foreign currency exchange rates did not factor in a potential change in sales levels or local currency prices.

In addition, the Predecessor Company had cash and intercompany receivables and payables, which were denominated in various functional currencies of the subsidiaries and parent. At July 31, 1999, the result of a uniform 10% strengthening of the dollar relative to the currencies in which the Company's intercompany balances were denominated would have resulted in $4.1 million of foreign currency transaction gains that would have been reported as a translation adjustment to stockholders' deficit.

The Successor Company's market risk is primarily limited to a pension liability and other post employment liabilities which remain with the Company's German subsidiary. As such, the Successor Company's future operating results could be affected by fluctuations in the value of the U.S. dollar as compared to the German currency. For example, a 10% strengthening of the dollar relative to the German currency would result in a decrease of this liability and an increase to operating performance of an approximate $300 thousand transaction gain.

The Company's long term debt consisted entirely of 8 7/8% convertible subordinated debentures. As of July 31, 1999 the carrying amount of these debentures was $54,960, with a fair value of $22,259, after consideration of repurchases through July 31, 1999.

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

ITEM 8.  Financial Statements and Supplementary Data.


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                           Page

Report of Marks Paneth & Shron LLP
     Independent Auditors                                                                                    18

Report of Ernst & Young LLP
     Independent Auditors                                                                                    19

Consolidated Financial Statements

    Consolidated Statements of Operations for the period
          December 19 - 31, 2000; January 1 - December 18, 2000;
          Five months ended December 31, 1999;  and fiscal years 1999 and 1998                               20

    Consolidated Balance Sheets as of December 31, 2000 and July 31, 1999                                    22

    Consolidated Statements of Cash Flows for the period
          December 19 - 31, 2000; January 1 - December 18, 2000;
          Five months ended December 31, 1999;  and fiscal years 1999 and 1998                               23

    Consolidated  Statements of  Stockholders'  Equity  (Deficit) for the period
          December 19 - 31, 2000; January 1 - December 18, 2000;
          Five months ended December 31, 1999;  and fiscal years 1999 and 1998                               24

    Notes to Consolidated Financial Statements                                                               25


REPORT OF MARKS PANETH & SHRON LLP
INDEPENDENT AUDITORS


The Board of Directors
Dynacore Holdings Corporation


We have audited the accompanying consolidated balance sheet of Dynacore Holdings Corporation (formerly known as Datapoint Corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period December 19 to December 31, 2000, the period January 1 to December 18, 2000, and the five months ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a) as of December 31, 2000 and for the period December 19 to December 31, 2000, the period January 1 to December 18, 2000, and five months ended December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacore Holdings Corporation and subsidiaries as of December 31, 2000 and the consolidated results of its operations and its cash flows for the period December 19 to December 31, 2000, the period January 1 to December 18, 2000, and five months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, effective December 18, 2000, the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheet as of December 31, 2000, and the related statements of consolidated operations and cash flows for the period December 19 to December 31, 2000, are presented on a different basis than that for the periods before fresh start, and therefore, are not comparable.





                                                    Marks Paneth & Shron LLP

New York, New York
March 23, 2001

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Dynacore Holdings Corporation

We have audited the accompanying consolidated balance sheet of Dynacore Holdings Corporation (formerly Datapoint Corporation) and subsidiaries (the Company) as of July 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two fiscal years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 1999 and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended July 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As more fully described in the Note 3 to the consolidated financial statements, the Company incurred recurring net losses and had a working capital and net capital deficiency at July 31, 1999. These conditions raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                                             Ernst & Young LLP



Dallas, Texas
November 1, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries For the period December 19 - 31, 2000; January 1 - December 18, 2000; Five Months Ended December 31, 1999; and Fiscal Years 1999 and 1998 (In thousands, except share and per share data)

                                          Successor                                     Predecessor
                                          -------------   -----------------------------------------------------------------
                                             2000             2000          Five Months Ended
                                        12/19 - 12/31     01/01 - 12/18         12/31/99            07/31/99       08/01/98
--------------------------------------------------------  -----------------------------------------------------------------

Revenue:
Sales                                             $--           $37,819          $27,932             $78,687        $88,924
Service and other                                  --            25,137           23,928              59,598         62,521
--------------------------------------------------------  -----------------------------------------------------------------
Total revenue                                      --            62,956           51,860             138,285        151,445

Operating costs and expenses:
Cost of sales                                      --            28,884           21,831              60,740         70,029
Cost of service and other                          --            19,502           17,143              41,958         40,480
Research and development                           --               491              490               1,965          2,466
Selling, general and administrative               173            17,083           13,544              35,695         33,300
Restructuring costs                                22                --              624                 813             96
----------------------------------------------------------  ---------------------------------------------------------------
Total operating costs and expenses                195            65,960           53,632             141,171        146,371
----------------------------------------------------------  ---------------------------------------------------------------

Operating  income (loss)                         (195)           (3,004)          (1,772)             (2,886)         5,074

Non-operating income (expense):
Interest expense                                   --            (1,993)          (2,378)             (5,731)        (6,148)
Other, net                                       (116)            1,924              (35)                196          1,195
Reorganization items:
Gain on sale of European Operations                --            52,473               --                  --             --
-----------------------------------------------------------  ---------------------------------------------------------------
Income (loss)  before  income taxes
 and extraordinary credit                        (311)           49,400           (4,185)             (8,421)           121
Income taxes (benefit)                             --            (1,420)             328                 835          1,345
-----------------------------------------------------------  --------------------------------------------------------------
Income (loss) before
 extraordinary credit                            (311)           50,820           (4,513)             (9,256)        (1,224)
Extraordinary credits:
  Fresh start adjustments                          --             3,771               --               1,707            555
  Debt extinguishment                              --            26,488               --                  --             --
-----------------------------------------------------------  --------------------------------------------------------------
Net income (loss)                               $(311)          $81,079          $(4,513)            $(7,549)         $(669)
===========================================================  ===============================================================

Net income (loss), adjusted for preferred
stock dividends paid or accumulated plus
gain on exchange and retirement of
preferred stock -
Net Income (loss) applicable to common          $(311)          $95,513          $(4,678)            $(7,927)       $(1,391)
===========================================================  ===============================================================

Basic income (loss) per common share:
Income (loss) before extraordinary credit      $(.03)            $12.10          $(1.13)            $ (2.42)         $(.48)
Gain on the exchange and retirement of
   preferred stock                                 --                                 --                 .07             --
Extraordinary credit-fresh start adjustments                        .91               --                  --             --
Extraordinary credit-debt extinguishment           --             10.03               --                 .42            .14
-----------------------------------------------------------  --------------------------------------------------------------
Net income (loss) per common share             $(.03)            $23.04          $(1.13)             $(1.93)         $(.34)
===========================================================  ==============================================================
Diluted income (loss) per common share:
Income (loss) before extraordinary credit      $(.03)            $10.25          $(1.13)            $ (2.42)         $(.48)
Gain on the exchange and retirement of
   preferred stock                                 --                                 --                 .07             --
Extraordinary credit-fresh start adjustments                        .74               --                  --             --
Extraordinary credit-debt extinguishment           --              5.17               --                 .42            .14
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share             $(.03)            $16.16          $(1.13)             $(1.93)         $(.34)
===========================================================================================================================

Average common shares outstanding:
        Basic                              10,000,000         4,145,770        4,131,074           4,104,029      4,045,963
        Diluted                            10,000,000         5,118,172        4,131,074           4,104,029      4,045,963

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries December 31, 2000 and July 31, 1999 (In thousands, except share data)

                                                                                Successor          Predecessor
                                                                                   2000               1999
----------------------------------------------------------------------------------------------------------

Assets

Current assets:
    Cash and cash equivalents                                                     $7,304            $3,568
    Restricted cash and cash equivalents                                             317               328
    Accounts receivable, net of allowance for doubtful
      accounts of $0 and $1,305, respectively                                        359            32,130
    Inventories                                                                       --             2,632
    Prepaid expenses and other current assets                                        309             2,272
    ------------------------------------------------------------------------------------------------------
        Total current assets                                                       8,289            40,930

Fixed assets, net                                                                    102             5,928
Other assets, net                                                                    535             2,475
Reorganization value in excess of amounts allocable to identifiable assets         3,768                --
----------------------------------------------------------------------------------------------------------
                                                                                 $12,694           $49,333
==========================================================================================================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Payables to banks                                                                 $--           $6,676
    Current maturities of long-term debt                                              --             4,960
    Accounts payable                                                                 297            14,451
    Accrued expenses                                                               1,616            22,890
    Deferred revenue                                                                  --             9,311
    Income taxes payable                                                              --             2,175
----------------------------------------------------------------------------------------------------------
        Total current liabilities                                                  1,913            60,463

Long-term debt, exclusive of current maturities                                       --            50,000
Accrued pension  and post employment liabilities                                   3,192                --
Deferred federal income tax                                                          400               687
Other liabilities                                                                     --            10,311

Commitments and contingencies

Stockholders' equity (deficit):
    Predecessor Preferred stock of $1.00 par value.  Shares authorized 10,000,000;
       shares issued and outstanding  661,967 in 1999 (aggregate liquidation
       preference, including dividends in arrears, $16,549 in 1999).                  --               662
    Predecesssor Common stock of $0.25 par value.  Shares authorized 9,007,080;
       shares issued 4,726,739, including treasury shares of 598,066 in 1999.         --             5,248
    Successor Common stock of $0.01 par value.  Shares authorized 30,000,000;
       shares issued 10,000,000                                                      100                --
    Paid in capital                                                                7,400           212,733
    Accumulated other comprehensive income                                            --              (354)
    Retained equity (deficit)                                                       (311)         (288,292)
    Treasury stock, at cost                                                           --            (2,125)
-----------------------------------------------------------------------------------------------------------
        Total stockholders' equity (deficit)                                       7,189           (72,128)
-----------------------------------------------------------------------------------------------------------
                                                                                 $12,694           $49,333
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dynacore Holdings Corporation and Subsidiaries For the period December 19 - 31, 2000; January 1 - December 18, 2000; Five Months Ended December 31, 1999; and Fiscal Years 1999 and 1998 (In thousands)

                                                         Successor                      Predecessor
                                                         ----------      --------------------------------------------------------
                                                             2000          2000
                                                          12/19-12/31    01/01-12/18    12/31/99           1999            1998
----------------------------------------------------------------------   --------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                           $(311)       $81,079         $(4,513)       $(7,549)          $(669)
Adjustments to reconcile net income (loss) to net cash
provided from (used in) operating activities:
Depreciation                                                    5            801           1,470          3,179           3,785
Amortization of reorganized value in excess of amounts
     allocable to identifiable assets                           8             --              --             --              --
Officer stock compensation                                    750             --              --             --              --
Provision for losses (recoveries) on accounts receivable       --             35            (203)          (299)             33
Realized gain on sale of European Operations                   --        (52,473)             --           (273)         (1,205)
Gain on debt extinguishment                                    --        (26,488)             --         (1,707)           (555)
Non-cash pension expense                                       --             --              --          2,761           2,047
Deferred income taxes                                          --            188              60           (616)            836
Fresh start accounting adjustments                             --         (3,771)             --             --              --
Changes in assets and liabilities:
(Increase) Decrease in receivables                            (12)        (4,303)            714           (406)         (7,515)
(Increase) decrease in inventory                               --            (53)          1,008            354           1,139
Increase (Decrease) in accounts payable and accrued expenses(1,637)       12,568           1,044         (1,960)          2,359
Increase (Decrease) in other liabilities and deferred credits  --         (3,487)         (1,254)        (1,948)           (470)
Other, net                                                    (24)        (1,293)            (94)         1,302          (2,058)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) operating activities      (1,221)         2,803          (1,768)        (7,162)         (2,273)

Cash flows from investing activities:
Payments for fixed assets                                      --         (1,513)         (1,729)        (3,312)         (2,354)
Proceeds from disposition of European Operations               --         43,306              --          2,111           3,200
  (net of cash retained by European subsidiaries of $1,819)
Other, net                                                     --            432             153            411             108
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) investing activities          --         42,225          (1,576)          (790)            954

Cash flows from financing activities:
Payments on borrowings                                         --        (50,467)        (49,811)       (90,289)        (84,939)
Proceeds from borrowings                                       --         46,902          51,692         89,636          82,637
Debt extinguishment                                            --        (34,868)             --             --              --
Restricted cash for letters of credit                          --            (19)             30             24            (198)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) financing activities          --        (38,452)          1,911           (629)         (2,500)


Effect of foreign currency translation on cash                 --           (140)            (46)            48             430
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (1,221)         6,436          (1,479)        (8,533)         (3,389)
Cash and cash equivalents at beginning of period            8,525          2,089           3,568         12,101          15,490
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $7,304         $8,525          $2,089         $3,568         $12,101
===============================================================================================================================

Cash payments for:
Interest                                                       --           $341            $467         $5,778          $6,188
Income taxes                                                   --           $267            $324            778             807

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dynacore Holdings Corporation and Subsidiaries For the period December 19 - 31, 2000; January 1 - December 18, 2000; Five Months Ended December 31, 1999; July 31, 1999, and August 1, 1998 (Dollars in thousands, except share data)


1.        Summary of Significant Accounting Policies

Liquidity

The Company believes its available cash will be sufficient to satisfy its cash requirements for 2001.

Fiscal Year

On June 30, 2000 the Company changed its fiscal year to a calendar year end and also changed its name to Dynacore Holdings Corporation in conjunction with the sale of its European Operations. The transition period is the period from August 1, 1999 to December 31, 1999. Prior to August 1, 1999, the Company utilized a 52-53 week fiscal year and references to 1999 and 1998 are for the fiscal years ended July 31, 1999 and August 1, 1998, respectively. December 18, 2000 (January 1, 2000 to December 18, 2000) is the period in 2000, which was prior to the Effective Date of the Company's reorganization plan ("Predecessor"). December 31, 2000 (December 19, 2000 - December 31, 2000) is the period, in 2000, which was subsequent to the Effective Date of the Company's reorganization plan ("Successor").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, all of which are wholly-owned except Corebyte, Inc., which is 80% owned. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Risk Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and prior to June 30, 2000, of accounts receivable. Concentrations of credit risk with respect to the receivables were limited due to the large number of customers in the Company's customer base and their dispersion across industries. The Company primarily sold to customers in Europe within, but not limited to, the banking, automotive, government, libraries, and telecommunications industries. The Company maintained an allowance for losses based upon the expected collectibility of accounts receivable. At December 31, 2000, the Company had $966 on deposit with one prominent Texas bank. At the same date $5,013 and $2,370, respectively of cash equivalents were invested in very short term notes issued by the Federal National Mortgage Association and the Federal Home Loan Bank, both of which are federal government sponsored corporations with extensive, although not unlimited United States Treasury backing. These amounts exceed the amount of cash and cash equivalents included on the balance sheet because of outstanding checks.

Debt

The carrying amount and the fair value of the Company's debt at July 31, 1999 was:

                                                                     Estimated
                                                Carrying Amount     Fair Value
    8-7/8% convertible subordinated debentures         $54,960       $22,259

The fair value of the Company's 8-7/8% convertible subordinated debentures was based on a quoted market price at July 31, 1999.

Translation of Foreign Currencies

Management had determined that all of the Company's foreign subsidiaries operated primarily in local currencies which represented the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts were translated at average exchange rates during the year.

Reclassifications

Certain reclassifications to the financial statements for prior years have been made to conform to the 2000 presentation. Unless stated otherwise, this includes all data related to the Company's old common stock which has been restated to reflect the equivalent number of new common stock at the rate of .225177 shares of new common stock for each share of old common stock.

Revenue Recognition

The Company's Corebyte subsidiary derives its revenue from the sale of internet based application software. For all other operations, the Company derived its revenue from hardware and software products and services. Services provided by the Company included hardware and software maintenance, installation, and basic consulting services. Revenue was recognized in accordance with following criteria:

Hardware Products. Sales revenue was generally recognized at the time of shipment, provided no future vendor obligations existed and collection was probable. If such obligations were present in the contract, revenue was not recognized until such time as the contractual obligations were met.

Software Products. The Company generated software license revenue as an authorized reseller of third-party software products. Revenue from software license fees were generally recognized upon delivery, provided payment was due within one year and was probable of collection. If acceptance was required, software license revenue was recognized upon customer acceptance.

In fiscal 1999 the Company adopted, American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, which set forth new guidelines for recognizing revenue on software sales. The statement did not have a material effect on the Company's 1999 financial statements as compared to prior years presented. In December 1998, Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9") was released. SOP 98-9 amends certain provisions of SOP 97-2 relating to revenue recognition for multiple element arrangements. SOP 98-9 was effective for transactions that were entered into in fiscal years beginning after March 15, 1999. The requirements of SOP 98-9 did not materially change the Company's financial reporting.

Services. Revenue from installation and consulting services were recognized as services were performed or ratably over the contract period. Hardware and software maintenance revenue was deferred at the time of product shipment and was recognized ratably over the term of the support period.

Income Taxes

The Company  accounts for income taxes under the liability  method in accordance with FASB Statement No. 109. No tax provision has been made for the undistributed earnings of foreign subsidiaries as the undistributed earnings, indefinitely reinvested in the international business, of the Company's remaining foreign subsidiaries at December 31, 2000 was zero.

Net Income (Loss) per Common Share

The  following  tables  depict the  computation  of basic and diluted net income
(loss) per common share.

As a result of the new common stock which was issued on the Effective Date, all share data has been adjusted to reflect its issuance at the rate of .225177 shares of new common Stock for each share of old common stock.

SUCCESSOR COMPANY
                                 12/19/00 - 12/31/00
                               Income            Per
                               (Loss)   Shares   Share
------------------------------------------------------
Income (loss)  before extraordinary
  credit                       $(311)
Extraordinary credit              --
-------------------------------------------------------
Basic and Diluted              $(311) 10,000     $(0.03)
--------------------------------------------------------

The per share computations for the period ended 12/31/00 exclude the following shares for stock options and convertible debentures because their effect would have been antidilutive:

                                    12/31/00
    Stock options                       750
    Convertible preferred stock          --
    Convertible debentures               --


PREDECESSOR COMPANY

                               01/01/00 - 12/18/00      08/01/99 - 12/31/99                1999                        1998
                               -------------------      -------------------                ----                        ----
                               Income            Per      Income           Per      Income           Per       Income           Per
                               (Loss)   Shares   Share    (Loss)  Shares   Share    (Loss)    Shares Share    (Loss)   Shares  Share
------------------------------------------------------------------------------------------------------------------------------------

Income (loss)  before extraordinary
  credit                     $50,820                     $(4,513)                 $(9,256)                    $(1,224)
Preferred stock dividends
  accumulated                   (641)                       (165)                    (684)                       (722)
Gain on the exchange and
  retirement of preferred stock  --                           --                      306                          --
Extraordinary credits:
   Debt extinguishment        41,563                                                1,707                         555
   Fresh start adjustments     3,771
                                                              --                                                   __
------------------------------------------------------------------------------------------------------------------------------------
Basic                        $95,513   4,146  $23.04     $(4,678)   4,131$(1.13)  $(7,927)   4,104   $(1.93)  $(1,391)4,046$(.34)
----------------------------------------------------------------------------------------------------------------------------------

                               01/01/00 - 12/18/00      08/01/99 - 12/31/99                1999                        1998
--------------------------------------------------      -------------------                ----                        ----
                               Income            Per      Income           Per       Income           Per      Income           Per
                               (Loss)   Shares   Share    (Loss)  Shares   Share    (Loss)    Shares Share    (Loss)   Shares  Share
------------------------------------------------------------------------------------------------------------------------------------
Income (loss)  before extraordinary
  credit                     $50,820                     $(4,513)                 $(9,256)                    $(1,224)
Preferred stock dividends
  accumulated                   (641)                       (165)                    (684)                       (722)
Gain on the exchange and
  retirement of preferred stock  --                           --                      306                          --
Extraordinary credits:
   Debt extinguishment        26,488                                                1,707                         555
   Fresh start adjustments     3,771                          --

Dilutives:
    8 7/8% subordinated debentures1,644  683
    Convertible preferred stock  641     289
-----------------------------------------------------------------------------------------------------------------------------------
Diluted                      $82,723   5,118  $16.16     $(4,678)   4,131$(1.13)  $(7,927)   4,104   $(1.93)  $(1,391)4,046$(.34)
----------------------------------------------------------------------------------------------------------------------------------

For the period January 1, 2000 - December 31, 2000, the extraordinary credit -debt extinguishment was reduced by the "forgiveness" of the liquidation preference including dividends in arrears, of approximately $16.8 million offset by the approximately $1.8 million received by preferred stock holders of New common stock.

The per share computations for periods ended 12/18/00 and 12/31/99 and fiscal years 1999 and 1998 exclude the following shares for stock options and convertible debentures because their effect would have been antidilutive:

                                    12/18/00   12/31/99      1999       1998
                                    --------   --------      ----       ----
    Stock options                       796         796       796        836
    Convertible preferred stock          --         298       298        325
    Convertible debentures               --         683       683        723

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items which were applicable to the Company during the periods shown are foreign currency translation adjustment and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       Sale of European Operations

On May 17, 1999, the Company entered into a letter of intent to sell its European Operations to Reboot for $49.5 million plus the assumption of certain liabilities. Reboot was a newly formed corporation controlled by Mr. Blake Thomas, the Company's then president. Following the letter of intent, a sale agreement was executed with Reboot dated as of July 31, 1999 (the "Reboot Agreement"). The Reboot Agreement contained several contingencies, the most significant being Reboot's ability to secure financing necessary to close the transaction. By November 1, 1999, Reboot still had not secured its financing and Dynacore agreed to an amendment (the "Amendment") to the Reboot Agreement in return for which Reboot posted a deposit of $750,000 which would be non-refundable in the event that Reboot failed to close because it could not secure financing. The Amendment obligated Reboot to loan Dynacore $2.5 million on or prior to December 1, 1999. Although the termination date pursuant to the Amendment was extended to March 1, 2000, this extension was contingent on Reboot's loaning the Company the $2.5 million on or before December 1, 1999, and in the event the loan was not made, the agreement terminated on December 1, 1999. Since the loan was not made, the agreement was then terminated.

Subsequent to the termination of the Reboot Agreement, as a result of the lack of performance by Reboot, the Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell the European Operations. Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, the Company sold (the "Sale") its European Operations to DNL, a United Kingdom corporation affiliated with CallCentric, for $49.5 million in cash, less certain adjustments in the event that the aggregate shareholder's deficit of the European Operations exceeded $10 million (the "Purchase Price"). The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 3, 2000 and that the sale of the European Operations to DNL would be subject to higher and better offers, if any, and the approval of the Court. The Court approved the sale on June 15, 2000 and the sale was consummated on June 30, 2000 (the "Closing"). Pursuant to the Sale Agreement, at Closing DNL deposited $6 million from the Purchase Price in escrow, $4 million pending resolution of various issues relating to the UK Pension Plan and $2 million pending preparation of the closing balance sheet. Upon final resolution of these issues the full $4 million escrow relating to the UK Pension Plan was released to DNL and $1.625 million of the $2 million escrow was released to the Company and $375 thousand was released to DNL. Accordingly, the final Purchase Price after such adjustments was $45.125 million.

     As a result of the Sale, the Company recorded a gain of approximately $52.5 million during the period ended December 17, 2000. Included in this amount are transaction costs and professional fees relating to both the Sale and Bankruptcy of approximately $1.4 million as well as $1.2 million representing the settlement of the Officers Administrative Claims. 3. Reorganization Plan

Reorganization Under Chapter 11

On May 3, 2000, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. The Chapter 11 filing was the result of a default related to the semi-annual interest payment on the Company's 8 7/8% Convertible Subordinated Debentures (the "Debentures"), recurring operating losses and cash flow problems. The filing of a Chapter 11 petition operates as a stay of, among other actions, the commencement or continuation of a judicial administrative or other action or proceeding against a debtor that was or could have been initiated before the commencement of a Chapter 11 case or the enforcement against the debtor or
against  the  property  of  the  estate  or  a  judgment   obtained  before  the
commencement of the case. Under Chapter 11, substantially all prepetition liabilities of debtors are subject to settlement under a plan of reorganization. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the Bankruptcy Court.

On December 5, 2000, the Company's Amended Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective December 18, 2000 (the "Effective Date"). The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. Further, the accompanying consolidated financial statements reflect all adjustments relating to settlement of the claims of any class of creditors that are provided for in the Company's Plan of Reorganization.

On the Effective Date, as defined in the Plan, all of the then existing debt and equity in Dynacore was cancelled and 10 million shares of new common stock, as well as 10 million beneficial interests, representing interests in the Dynacore Patent Litigation Trust (as defined below), formed to pursue Dynacore's patent litigations, were issued.

The confirmed Plan provided for the distribution of $34.8 million in cash from the proceeds of the sale of the European Operations to Debenture holders and other unsecured creditors of Dynacore on the Effective Date. In addition, pursuant to the confirmed Plan: (i) Debenture holders and other unsecured creditors received 25% of the equity of the reorganized corporation, the ability to designate 3 out of 7 members on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), formed to pursue the patent litigations of Dynacore, (ii) holders of Dynacore's preferred stock, par value $1.00 per share, received 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, received 41.5% of the equity of the reorganized corporation, (iv) current officer management received 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that included employment contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust was retained by the reorganized Dynacore.

The Plan contemplated that the beneficial interests in the Patent Litigation Trust would be transferable and tradable. In addition, pursuant to the approved Plan and as reflected in its Restated Certificate of Incorporation, Dynacore is obligated to distribute to its then stockholders, 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses. Also, as part of the Plan, Dynacore has committed to lend the Patent Litigation Trust up to $1 million to pursue Dynacore's patent litigations. As of December 31, 2000, the amount of such loan is $0.

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company has
prepared the accompanying consolidated pro forma balance sheet as of the Effective Date, December 18, 2000 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated pro forma balance sheet as of December 18, 2000 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

     The Company estimated the fair value of the reorganized entity based upon the issuance of 10 million shares of new common stock at a value of $0.75 per share pursuant to the approved Plan While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment and other fixed assets, have been recorded at their fair value as estimated by management after considering replacement cost or potential sales value. Intellectual property has been revalued as estimated by management after considering its remaining life. For Fresh Start reporting purposes, Corebyte software has been valued at zero. After the revaluation of the reorganized Company was completed, an intangible asset of $3.8 million reflecting the reorganization value in excess of identifiable assets was established, which is being amortized on a straight-line basis over 15 years. At December 31, 2000 the intangible asset was $3,775 less accumulated amortization of $7 resulting in a net balance of $3,768.

                                                              Prior to              Debt      Fresh Start       Reorganized
                                                        Reorganization   Extinguishment       Adjustments    Balance Sheet

Assets

Current assets:
    Cash and cash equivalents                                   $43,393          (34,868)               --           $8,525
    Restricted cash and cash equivalents                            317               --                --              317
    Accounts receivable, net                                        347               --                --              347
    Prepaid expenses and other current assets                       129               --                --              129
    -----------------------------------------------------------------------------------------------------------------------
Total current assets                                             44,186          (34,868)               --            9,318

Fixed assets, net                                                   108               --                --              108
Other assets, net                                                   746             (207)               --              539
Reorganization value in excess of identifiable assets                --               --             3,775            3,775
---------------------------------------------------------------------------------------------------------------------------
                                                                $45,040          (35,075)            3,775          $13,740
===========================================================================================================================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                               $180               --                --             $180
    Liabilities subject to compromise                            61,348          (61,031)               --              317
    Accrued expenses                                              3,710           (1,426)               --            2,284
    Income taxes payable                                             20               --                --               20
    -----------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                65,258          (62,457)               --            2,801

Other liabilities                                                 5,165           (1,730)                4            3,439

Commitments and contingencies

Stockholders' equity (deficit):
    Predecessor Preferred stock                                     642               --              (642)              --
      Predecesssor Common stock                                   5,248               --            (5,248)              --
    Successor Common stock                                           --               --               100              100
    Paid in capital                                             212,733            2,624          (207,957)           7,400
    Retained equity (deficit)                                  (242,660)          26,488           216,172               --
    Treasury stock, at cost                                      (1,346)              --             1,346               --
---------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity (deficit)                    (25,383)          29,112             3,771            7,500
---------------------------------------------------------------------------------------------------------------------------
                                                                $45,040          (35,075)            3,775          $13,740
===========================================================================================================================

     The estimated $7,500 reorganization value of the Company exceeded the identifiable net assets primarily because of the pension and other post employment obligations of the Company's German subsidiary, which are not obligations of the parent Company.

4.  Restructuring Costs

During the periods listed below, the Company incurred restructuring costs as follows in connection with employee termination programs implemented in these years:
                             Successor                Predecessor
                             ------------  ------------------------------------

                             12/19/00 -   01/01/00 -    08/01/99 -
                             12/31/00     12/18/00      12/31/99   1999   1998
------------------------------------------------------------------------------
Employee termination costs       $22           $0         $624     $813     $96
===============================================================================

For the period ended December 31, 2000, the Company incurred $22 for employee termination costs relating to its downsizing efforts after its emergence from bankruptcy. For the period ended December 31, 1999, the Company incurred restructuring charges of $624 for employee termination costs. These costs related to the termination of 28 employees at the Company's San Antonio headquarters in connection with the Company's discontinuance of its domestic video conferencing (MINX) employees.

At December 31, 2000, accrued but unpaid restructuring costs were $51.

The predecessor Company's 1999 and 1998 restructuring charges primarily had been driven by management's efforts to implement cost cutting measures in light of its overall plan to return to profitability. Restructuring costs incurred during 1999 included $650 for the termination of 25 employees at the Company's San Antonio headquarters and $163 for the termination of 5 employees at the Company's French subsidiary.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan.

A rollforward of the restructuring accrual from August 2, 1997 through December 31, 2000 is as follows:

Predecessor                                                      TOTAL
------------                                                     -----
Restructuring accrual as of August 2, 1997                        $508
Additions                                                           96
Payments                                                          (422)
Restructuring accrual as of August 1, 1998                        $182
Additions                                                          813
Payments                                                          (862)
Restructuring accrual as of July 31, 1999                         $133
Additions                                                          624
Payments                                                          (375)
--------------------------------------------------------------------
Restructuring accrual as of December 31, 1999                     $382
Additions                                                            0
Payments                                                          (350)
Restructuring accrual as of December 18, 2000                      $32
                                                                   ===

Successor Company
Restructuring accrual as of December 18, 2000                      $32
Additions                                                           22
Payments                                                            (3)
Restructuring accrual as of December 31, 2000                      $51
                                                                   ===

5.  Non-operating Income (Expense)

                                      Successor                 Predecessor
                                      ------------  ------------------------------------------
                                      12/19/00 -    01/01/00 -    08/01/99 -
                                       12/31/00      12/18/00      12/31/99   1999        1998
----------------------------------------------------------------------------------------------

Interest earned                         $19            $1,510        $6        $313        $518
Foreign currency gains (losses)        (135)              317       218         (89)       (104)
Gain on the sale of  buildings           --                --        --         273       1,205
Other                                    --                97      (259)       (301)       (424)
------------------------------------------------------------------------------------------------
                                      $(116)           $1,924      $(35)       $196      $1,195
===============================================================================================

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


6.  Income Taxes

The provision for taxes consisted of the following:

                                                     Successor                   Predecessor
                                                     ----------- --------------------------------------------------
                                                    12/19/00 -   01/01/00 -   08/01/99 -
                                                      12/31/00     12/18/00     12/31/99         1999          1998
--------------------------------------------------------------   --------------------------------------------------

Income (loss) before income taxes and extraordinary
   credit:
    U.S.                                                 $(311)     $50,538      $(4,356)     $(8,275)      $(5,655)
    Outside the U.S.                                        --       (1,138)         171         (146)        5,776
-------------------------------------------------------------------------------------------------------------------
                                                         $(311)     $49,400      $(4,185)     $(8,421)         $121
===================================================================================================================

U.S. federal:
    Current                                                 $--          $--          $--          $--           --
Outside the U.S.:
    Current                                                 --         (257)          38        1,451           509
    Deferred                                                --       (1,163)         290         (616)          836
-------------------------------------------------------------------------------------------------------------------
Total provision                                             $--     $(1,420)        $328         $835        $1,345
===================================================================================================================

     The differences between the tax provision in the financial statements and the tax benefit computed at the U.S. federal statutory rates are:

                                                  12/19/00 -     01/01/00 -   08/01/99 -
                                                      12/31/00     12/18/00     12/31/99         1999          1998
-------------------------------------------------------------------------------------------------------------------

Income taxes  at statutory rate                          $(109)     $17,290      $(1,465)     $(2,947)          $42
Increase in taxes resulting from:
    Benefit of U.S. tax loss not recognized                106       20,279        1,523        2,895         2,057
    Tax basis in excess of book basis on disposal
      of assets                                             --      (38,710)          --           --            --
    Foreign losses and other transactions on which
      a tax benefit could not be recognized                 --          708          686          753            33
    Effect of federal tax rate less than (greater than)
      foreign tax rates                                     --          150         (372)         325           190
    Benefit of operating loss carryforwards                 --       (1,137)         (46)        (192)         (979)
    Other, net                                               3          --            2            1             2
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                  $--     $(1,420)        $328         $835        $1,345
===================================================================================================================

The undistributed earnings, indefinitely reinvested in international business, of the Company's foreign subsidiaries aggregated approximately $0 at December 31, 2000

The primary components of deferred income tax assets and liabilities are as follows:

                                                      2000             1999
---------------------------------------------------------------------------
Deferred income tax assets:
   Property, plant and equipment                            $--      $1,711
   Loss and credit carryforwards                        61,007       76,206
   Minimum pension liability adjustments                    --           --
   Other                                                    --        1,592
---------------------------------------------------------------------------
                                                        61,007       79,509
Less:  valuation allowance                              61,007       78,035
---------------------------------------------------------------------------
                                                            --        1,474
Deferred income tax liabilities:
   Accrued retirement costs                               (400)        (679)
   Foreign exchange gains                                   --         (943)
   Other                                                    --         (539)
---------------------------------------------------------------------------
                                                          (400)      (2,161)
----------------------------------------------------------------------------
Net deferred income tax asset (liability)                $(400)       $(687)
============================================================================

     Despite the current estimate, it is possible that some of the deferred tax assets will be realized in the future. Should this happen the valuation allowance will be reduced. After the reduction of the valuation allowance relating to the first $106 of December 31, 2000 deferred tax assets to be utilized (i.e., those arising after December 18, 2000), the reduction of the valuation allowance relating to the next $3,768 will result in a corresponding reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than a reduction of income tax expense.

At December 31, 2000, the net deferred income tax liability of $400 was presented in the balance sheet, based on tax jurisdiction, as other liabilities of $400. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdictions prior to the expiration of loss and credit carryforwards. In this regard, the Company intends to utilize qualified tax planning strategies, if necessary, to utilize deferred tax assets where valuation allowances have not been provided. Management believes that more likely than not, deferred tax assets will not be fully realized in the future and has therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

At December 31, 2000, the Company had tax operating loss carryforwards approximating $137,000 for U.S. federal tax purposes. Of this amount, $41,000 expires in years 2001 and 2002, $29,000 expires in years 2004 and 2005, and $67,000 expires in various amounts through year 2021. U.S. federal long-term capital loss carryforwards of $35,000 expire in various amounts beginning in 2004. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company.

The Company had unused investment, research, and alternative minimum tax credits for income tax purposes at December 31, 2000 of approximately $328 expiring at various dates beginning 2001 which may be used to offset future tax liabilities of the Company. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

7.  Accounts Receivable

     The Company has a receivable from Vugate, Inc. ("Vugate") the buyer of its videoconferencing business (MINX). This receivable consists of a note with a $375 face value that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $267 which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The remaining $33 receivable from Vugate represents rental and related charges to Vugate as a sub-tenant of the Company's San Antonio facility. An additional $59 is receivable from other parties.

8.  Inventories

     On June 30, 2000, the Company included all of its inventory as part of the Sale. The inventory at July 31, 1999, consisted of :

                                                 1999
Finished and purchased products                $2,305
Work in process                                   234
Raw materials                                      93
-----------------------------------------------------
                                               $2,632

9.  Fixed Assets

Successor
                                                              Accumulated
                                                         Cost Depreciation Net
December 31, 2000
    Property, plant and equipment:
    Leasehold improvements                                 $24    $1        $23
    Machinery, equipment, furniture and fixtures            84     5         79
    --------------------------------------------------------------------------
                                                          $108    $6       $102
                                                          ====    ==       ====

Predecessor
                                                            Accumulated
                                                       Cost Depreciation Net
July 31, 1999
    Property, plant and equipment:
    Building and leasehold improvements              $5,650   $4,477    $1,173
    Machinery, equipment, furniture and fixtures     16,621   13,288     3,333
    --------------------------------------------------------------------------
                                                     22,271   17,765     4,506
Field support spares                                 10,872    9,605     1,267
Equipment leased to customers                           304      149       155
------------------------------------------------------------------------------
                                                    $33,447  $27,519    $5,928
==============================================================================

During the first  quarter of 1999,  the  Company  sold the  building it owned in
Gouda, Netherlands to a private unaffiliated group for approximately $2.1 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of approximately 18,000 square feet for an initial lease term of five years and approximately 12,000 square feet for an initial lease term of one year. This lease obligation was transferred to DNL as a result of the sale of the European operation on June 30, 2000.

On October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years. As part of the Court approved bankruptcy proceedings, the Company renegotiated the termination of the lease to March 31, 2001.

10.  Lease Commitments

The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases are as follows:

Successor
12/19/00 to 12/31/00              $6

Predecessor
1/1/00 to 12/18/00            $2,048
8/1/99 to 12/31/99            $1,914
1999                          $4,908
1998                          $4,419

Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

At December 31, 2000, future minimum lease payments for all noncancelable leases totaled $1,882 and are payable as follows:
2001                         $317
2002                         $229
2003                         $213
2004                         $194
2005 and after               $929

11.  Payables to Bank

At December 31, 2000 no lines of credit or other credit facilities were in place with any of the Company's banks or financial institutions. The Company's foreign subsidiaries had available lines of credit from foreign banks, which were generally secured by accounts receivable. The outstanding lines of credit to the foreign subsidiaries at July 31, 1999, totaled $6.7 million. The weighted average interest rate for these short term borrowings as of the fiscal year end was 5.7% and 7.2%, for 1999 and 1998, respectively.

12.       Accrued Expenses
                                                        Successor   Predecessor
                                                            2000         1999
-----------------------------------------------------------------------------
Salaries, commissions, bonuses and other benefits           $370      $12,204
Taxes other than income taxes                                 --        3,769
Accrued professional fees-bankruptcy & sale of Europe
   Operations                                                680           --
Other                                                        566        6,917
-----------------------------------------------------------------------------
                                                          $1,616      $22,890
=============================================================================

13.   Long-Term Debt - Predecessor
                                                            1999
8-7/8% convertible subordinated debentures               $54,960
Less: current maturities of long-term debt                 4,960
----------------------------------------------------------------
                                                         $50,000

The Amended Plan of Reorganization under Chapter 11 of the Bankruptcy code was confirmed by the United States Bankruptcy Court for the District Court of Delaware and became effective December 18, 2000 (the "Effective Date"). In accordance with the Plan, the Indenture as of the Effective Date was deemed cancelled, terminated, and deemed null and void and of no further force and effect, except as otherwise provided in the Plan. The Company and the Indenture Trustee were released from any and all obligations under the Indenture except with respect to the payments required to be made by the Indenture Trustee in respect of its Claims, or with respect to such other rights of the Indenture Trustee that, pursuant to the terms of the Indenture, survive the termination of the Indenture. As provided for by the Plan, Debenture Holders, upon redeeming their debentures to the Indenture Trustee, received 43.5701965 shares of New Common Stock and 69.712318 units of Beneficial Interests in the Patent Litigation Trust per $1,000 principal amount. Debenture Holders also received $606.50 in cash per $1,000 principal amount.

During fiscal 1999, the Company repurchased debentures with a total face value of $3,155, resulting in an extraordinary gain of $1,707.

14.  Stockholders' Equity (Deficit)

On the Effective Date, all of the existing debt and equity in Dynacore was cancelled. The Exchangeable Preferred Shareholders received 3.663683 shares of New Common Stock (2.35 million shares) and .545655 units of the Dynacore Patent Litigation Trust (350,000 Beneficial Interests).

The $1.00 preferred stock had a liquidation preference of $20.00 per share and cumulative dividends of $1.00 annually. On January 16, 1996, the Company announced that it was in arrears on its $1.00 preferred stock in an aggregate amount equal to six full quarterly dividends. As a result, each holder of $1.00 preferred stock had the right to exchange each such share (inclusive of all accrued and unpaid dividends) into two shares of the Company's then common stock. In addition, as a result of the dividend arrearages the number of directors constituting the Board of Directors of the Company was increased by two with the vote of the holders of the $1.00 preferred stock (not including those who had exchanged $1.00 preferred stock for the Company's then common stock). These rights continued until such time as the arrearages had been paid in full. Dividends of $3,310 were accumulated and unpaid at July 31, 1999.

Changes in other comprehensive income are as follows:
(all Predecessor Company related)

                                  Pension           Foreign Currency
                                  Liability           Translation
                                  Adjustment           Adjustment         Total
Balance at August 2, 1997           $(4,488)               $4,613         $125
Annual adjustments                   (2,386)                1,629         (757)
Tax effect                              790                     -          790
------------------------------------------------------------------------------
Balance at August 1, 1998           $(6,084)               $6,242         $158
Annual adjustments                    2,428                    60        2,488
Tax effect                           (3,000)                    -       (3,000)
-------------------------------------------------------------------------------
Balance at July 31, 1999            $(6,656)               $6,302        $(354)
Annual adjustments                       28                  (110)         (82)
Tax effect                               --                    --           --
------------------------------------------------------------------------------
Balance at December 31, 1999        $(6,628)               $6,192        $(436)
Annual adjustments                    6,628                (6,192)         436
Tax effect                               --                    --           --
------------------------------------------------------------------------------
Balance at December 18, 2000             $--                   $--         $--)
                                         ===                   ===         ====

15.  Stock Option Plans

At December 31, 2000, there were 550,000 employee stock options outstanding. On December 19, 2000, options were granted to Messrs. Edelman (300,000 options), Agranoff ( 175,000 options) and Krumb (75,000 options) as part of their employment agreements as defined in the Plan. However, these options are subject to the approval of Dynacore's initial stock option plan by the Company's stockholders. In addition, the initial plan shall be limited to an aggregate amount of 1,500,000 shares. On January 28, 1998, the stockholders approved a 1997 Employee Stock Option Plan. The plan was similar to the Company's previous employee stock option plans. Under the Company's employee stock option plans, officers and other key employees may have been granted options to purchase common stock and related stock appreciation rights. Under the terms of these plans, options may have been granted at no less than 75% of fair market value and expired no later than ten years from the date of grant. The Board also had the discretion to grant options exercisable in full or in installments, and had generally granted options at fair market value exercisable in two to four installments beginning one year from the date of grant. In the event of a change of control in the Company, all stock options would have fully vested. As of July 31, 1999, options for 734,505 shares had been granted and no appreciation rights had been granted. These options were cancelled as of the Effective Date.


                                                            Employee Stock Option Plans
----------------------------------------------------------------------------------------
                                                   Price Range        Number of Shares
                                                                      ------------------
                                                     of Shares        Under      Available
                                                  Under Option       Option     for Option
------------------------------------------------------------------------------------------

Predecessor Company
-------------------
Outstanding at August 2, 1997                      $4.17-35.52      496,733         348,446
-------------------------------------------------------------------------------------------
Authorized                                                  --           --        450,354
Granted                                           $11.36-17.76      386,922       (386,922)
Exercised                                           4.17-11.94      (35,787)            --
Canceled                                            4.17-35.52      (79,751)        79,751
------------------------------------------------------------------------------------------
Outstanding at August 1, 1998                      $4.17-32.19      768,117         491,629
-------------------------------------------------------------------------------------------
Exercised                                            4.17-4.30      (5,014)              --
Canceled                                            6.39-23.31     (28,598)          28,597
-------------------------------------------------------------------------------------------
Outstanding at July 31, 1999                       $4.17-32.19      734,505         520,226
-------------------------------------------------------------------------------------------
Exercised                                                   --           --              --
Canceled                                                    --           --              --
-------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                   $4.17-32.19      734,505         520,226
Exercised                                                   --           --              --
Canceled                                            4.17-32.19     (734,505)       (520,226)
Granted                                                     --           --              --
-------------------------------------------------------------------------------------------
Outstanding at December 18, 2000                            $--          --              --
                                                            ===          ==              ==

-------------------------------------------------------------------------------------------

Successor Company
Outstanding at December 18, 2000                            $--          --              --
Granted                                                    .75      550,000         950,000
Canceled                                                    --           --              --
-------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                          $.75      550,000         950,000
                                                          =================================


On December 10, 1996, the stockholders approved a 1996 Director Stock Option Plan. The plan was similar to the Company's previous director stock option plans. The 1996 Director Plan provided for a one-time grant of an option to purchase, at fair market value as of the date of the grant, 5,629 shares of common stock to each director, and an additional 11,258 shares to the present and any newly elected Chairman of the Board. A maximum of 112,588 shares of common stock were reserved for the issuance of grants under the 1996 Director Plan, and the options, which vested immediately upon grant, expired five years from the date of grant. Total director options outstanding at of July 31, 1999, totaled 61,923 with a weighted average exercise price of $5.46.

As part of the Bankruptcy Plan the new non-employee board of director members were granted options of 50,000 each. The options vest immediately, have an exercise price of $.75 and a ten year term.




                                    Director Stock Option Plans
                               Price Range            Number of Shares
                               of Shares             Under      Available
                               Under Option          Option    for Option
------------------------------------------------------------------------
Predecessor Company
-------------------
Outstanding at August 2, 1997     5.28-28.02       67,553        118,217
------------------------------------------------------------------------
Authorized                                --           --             --
Granted                                   --           --             --
Expired                                   --           --             --
------------------------------------------------------------------------
Outstanding at August 1, 1998     5.28-28.02       67,553         118,217
-------------------------------------------------------------------------
Authorized                                --           --              --
Granted                                   --           --              --
Expired                                28.02      (5,630)              --
-------------------------------------------------------------------------
Outstanding July 31, 1999         $5.28-7.23       61,923         118,217
-------------------------------------------------------------------------
Authorized                                --           --             --
Granted                                   --           --             --
Expired                                   --           --             --
------------------------------------------------------------------------
Outstanding at December 31, 1999  $5.28-7.23       61,923         118,217
-------------------------------------------------------------------------
Authorized                                --           --              --
Granted                                   --           --              --
Expired                                   --           --              --
Canceled $5.28-7.23                 (61,923)    (118,217)
---------------------------------------------------------
Outstanding at December 18, 2000          $--          --              --
-------------------------------------------==----------==----------------

-------------------------------------------------------------------------
Successor Company
-----------------
Outstanding at December 18, 2000          $--          --              --
Granted                                  .75      200,000              --
Canceled--                                --           --
---------------------------------------------------------
Outstanding at December 31, 2000        $.75      200,000              --
                                        ====      =======              ==


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

(In thousands, except per share amounts)

                                              (Successor)                          (Predecessor)
                                              ------------  ----------------------------------------------------------
                                               12/19/00 -   01/01/00 -   08/01/99
                                               12/31/00     12/18/00     12/31/99      1999              1998
                                             ------------  -----------------------------------------------------------
Net income (loss)   --  As reported            $(311)       $81,079     $(4,513)     $(7,549)          $(669)
                    --   Pro forma              (387)        80,612      (4,893)      (8,444)         (1,395)
Basic earnings (loss) per share -- As reported $(.03)       $23.04      $(1.13)      $ (1.93)         $(.34)
                                -- Pro forma    (.04)        19.45       (1.19)        (2.06)          (.35)

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions. No options were granted during the period 01/01/00 - 12/18/00, 08/01/99 - 12/31/99, nor for fiscal year 1999.

                                                Successor           Predecessor
                                             12/19/00 - 12/31/00         1998
Risk-free interest rate
 Employee stock option                             5.19%                  5.85%
 Board of director stock option                    5.19%                --%
Expected dividend yield
 Employee stock option                             0                      0
 Board of director stock option                    0                     --
Expected volatility
 Employee stock option                              .996                   .653
 Board of director stock option                     .996                --
Expected lives
 Employee stock option                             6                      6
 Board of director stock option                    3                     --
Weighted average remaining contractual life
 Employee stock option                            10                     10
 Board of director stock option                    5                      5

The weighted average fair value of options granted for the employee and director stock option plans granted 12/19/00 - 12/31/00 was $.35. The weighted average fair value of options granted for the employee stock option plans was $1.84 in 1998.

Summarized information about stock options outstanding as of December 31, 2000, is as follows:

Range of Exercise Prices                                            $0.75
-------------------------------------------------------------------------
Number of shares outstanding                                        750,000

Weighted average exercise price of shares outstanding               $0.75

Weighted average remaining contractual life                         10.0 years

Number of shares exercisable                                        200,000

Weighted average exercise price of shares exercisable               $.75

16.   Operating Segments and Geographic Operations
         (all Predecessor Company)

Operating Segment Information

In fiscal 1999, the Company adopted Statement of Financial  Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by operating segment and geographical area. Prior to the Petition Date, Dynacore was principally engaged in the development, acquisition, marketing, servicing, and system integration of computer and communication products - both hardware and software. These products and services were for integrated computer, telecommunication and video conferencing network systems. The Company's then Chief Operating Decision Maker (CODM) assessed performance and allocated resources based on a geographic reporting structure. Substantially all of the Company's operations consisted of ten European subsidiaries and to a lesser extent domestic operations. Reportable operating segments under SFAS No. 131 included the Company's subsidiaries residing in Sweden, the United Kingdom, France, and Belgium. Each of these subsidiaries functioned as value-added resellers of networking and telephony products.

Included in "Corporate and Other" are general corporate activities and related expenses and activities from other foreign subsidiaries. The CODM used operating income to measure results of operations from segments. Assets were those that are used or generated exclusively by each operating segment. The eliminations required to determine the consolidated amounts shown below consisted principally of the elimination of intercompany receivables for loans provided by the operating segments to the parent entity.

The following table presents certain information regarding the Company's reportable operating segments for fiscal years 1997-1999: (For the period after 12/18/00, there are no longer reportable separate segments.)


                                                                   Predecessor Company


                                              01/01/00 -        08/01/99 -
Revenue                                       12/18/00          12/31/99          1999             1998
----------------------------------------------------------------------------------------------------------
Sweden                                        $20,204           $17,567           41,868           $49,538
United Kingdom                                 14,075            14,164           35,814            37,602
France                                          7,057             5,211           17,419            15,750
Belgium                                         3,114             3,524           15,749            11,323
Corporate and Other                            18,625            11,784           28,184            38,507
Eliminations                                     (119)             (390)            (749)           (1,275)
-----------------------------------------------------------------------------------------------------------
   Total                                      $62,956           $51,860         $138,285          $151,445
                                              ============================================================

                                              01/01/00 -        08/01/99 -
Segment Profit (Loss)                          12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
Sweden                                         $2,111            $1,787           $2,834            $4,044
United Kingdom                                    658             1,230            4,547             4,930
France                                           (441)             (252)           1,102             1,981
Belgium                                            55               (78)           1,339             1,709
Corporate and Other                            (5,387)           (4,459)         (12,708)           (7,590)
-----------------------------------------------------------------------------------------------------------
  Operating Income (Loss)                      (3,004)           (1,772)          (2,886)            5,074
Interest Expense                               (1,993)           (2,378)          (5,731)           (6,148)
Other Non-Operating Income, net                54,397               (35)             196             1,195
----------------------------------------------------------------------------------------------------------
   Income Before Income Taxes and
      Extraordinary Credit                    $49,400            (4,185)          (8,421)             $121
                                              ============================================================

                                               01/01/00 -       08/01/99 -
Capital Expenditures:                          12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
Sweden                                           $110               $20             $238               $93
United Kingdom                                    432               702            1,732             1,619
France                                             36                24              231                87
Belgium                                            95                54              346               200
Corporate and Other                               840               929              765               355
----------------------------------------------------------------------------------------------------------
   Total                                       $1,513            $1,729            3,312            $2,354
                                               ===========================================================

                                               01/01/00 -        08/01/99 -
Depreciation:                                  12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
Sweden                                           $139               $93             $292              $419
United Kingdom                                    311               306            1,655             1,679
France                                             54                52              123               103
Belgium                                            37                43              291               253
Corporate and Other                               260               976              818             1,331
----------------------------------------------------------------------------------------------------------
   Total                                         $801            $1,470           $3,179            $3,785
                                                 =========================================================

                                               01/01/00 -       08/01/99 -
Assets:                                        12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
Sweden                                             $--          $14,408          $12,786           $12,213
United Kingdom                                     --            22,669           18,838            26,622
France                                             --            10,971           13,870            15,913
Belgium                                            --            13,028           15,677            13,996
Corporate and Other                            13,740            39,723           44,614            51,862
Eliminations                                       --           (56,745)         (56,452)          (53,790)
-----------------------------------------------------------------------------------------------------------
   Total                                      $13,740           $44,054          $49,333           $66,816
                                              ============================================================

Geographic Operations

The following geographic area data includes trade revenues and fixed assets:

                                               01/01/00 -     08/01/99 -
                                               12/18/00       12/31/99           1999              1998
                                               -----------------------------------------------------------
Revenue - unaffiliated customers:
United States - domestic                         $458              $814           $4,131            $4,305
                      -- export sales             496               215              977             3,157
Europe                                         62,002            50,831          133,143           143,471
Other International                                --                --               34               512
----------------------------------------------------------------------------------------------------------
   Total revenue from unaffiliated customers   62,956            51,860          138,285           151,445

Revenue - Intercompany:
United States                                     116               385              719             1,219
Europe                                              3                 5               30                56
Eliminations                                     (119)             (390)            (749)           (1,275)
-----------------------------------------------------------------------------------------------------------
  Total consolidated revenue                  $62,956           $51,860         $138,285          $151,445
                                              ============================================================

                                               01/01/00 -        08/01/99 -
Fixed Assets:                                  12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
United States                                    $108              $189             $133              $402
Europe                                             --             5,683            5,795             9,066
----------------------------------------------------------------------------------------------------------
  Total fixed assets                             $108            $5,872           $5,928            $9,468
                                                 =========================================================



17.  Retirement Income Plans

Retirement expenses incurred by the Company were as follows:

                            Successor                       Predecessor
                            ---------                       -----------
                            12/19/00 -        01/01/00 -    08/01/99 -
                             12/31/00          12/18/00      12/31/99    1999       1998
----------------------------------------------------------------------------------------
U.S.:
  Matching contributions        $--                 $23           $12     $81        $51
Outside the U.S.:
  Defined benefit plans       14                  1,461         1,223   2,761      2,047
  Other plans                           --          331           275     543        712
----------------------------------------------------------------------------------------
                              14                  1,792         1,498   3,304      2,759
----------------------------------------------------------------------------------------
                              $14                $1,815        $1,510  $3,385     $2,810
========================================================================================

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

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. The last stock contribution the Company made to the plan was for the fiscal year ended August 2, 1997, for credit to the accounts of various executive officers. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria, which is based upon length of employment with the Company.


Plans Outside the U.S.

Most of the Company's foreign subsidiaries provide retirement income plans which conform to the practice of the country in which they do business, some of which are government sponsored plans. The types of company-sponsored plans in use are defined benefit and defined contribution.

     Five of the Company's subsidiaries, including the United Kingdom, utilized defined benefit plans with employee benefits generally being based on years of service and wages near retirement. The plans cover all full-time employees who have been employed for at least 12 months. Obligations under the Company's plans are funded primarily through (a) fixed rate of return investments, mostly insurance policies, (b) equity funds for the portion of the United Kingdom's plan assets which are invested in the Edelman Value Fund, Ltd., and (c) for Germany, where reserves are established for the obligations. The Trustees of the Company's former United Kingdom operating subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $6.5 million, %6.4 million and $7.2 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of June 30, 2000, December 31 1999, and July 31, 1999. The United Kingdom's defined benefit plan was capped and was converted to a defined contribution plan in fiscal year 1993. During 1997, the Belgian defined benefit pension plan was closed to new employees and a defined contribution plan initiated. During 1999, the Swiss defined benefit plan was terminated. On June 30, 2000, as a result of the sale to DNL, the Netherland's and United Kingdom's plans were assumed by DNL.

As part of the Sale to DNL, the Company's German subsidiary assumed the liability for the pension benefits for all German employees who did not transfer to DNL. Presently, the German subsidiary has no revenue or cash inflow stream and is not expected to derive any significant amounts of revenue or cash inflows in the foreseeable future. While the pension liability of $2.8 million has been reflected in the Company's consolidated financial statements, this obligation remains with the German subsidiary. The Parent has however entered into an exclusive distribution agreement with the subsidiary affording the German subsidiary contractual distribution rights for future products of or services by the Company, if any, in four major Western European countries.

     The Company's former United Kingdom operating subsidiary had a defined contribution plan. The plan covers all full-time salaried employees who have been employed for at least 12 months and contributions are based upon a percentage of compensation. Obligations under this plan are funded primarily through deposits in pooled investments.


Expenses of the defined benefit plans were as follows:

                                        Successor                        Predecessor
                                        12/19/00 -        01/01/00 -       08/01/99 -
                                         12/31/00         12/18/00          12/31/99     1999    1998
-----------------------------------------------------------------------------------------------------
Service Cost                                  $--             $484              $423     $217    $  275
Interest Cost                                  14            1,219               995    2,291     2,325
Expected return on plan assets                 --             (895)             (770)  (1,690)   (1,964)
Amortization of transition obligation          --               14                14       33        36
Amortization of net actuarial  loss            --              639               561    1,910      1,375
--------------------------------------------------------------------------------------------------------
Total                                         $14           $1,461            $1,223   $2,761    $ 2,047

Obligation and asset data for the defined benefit plans at December 31, 2000 and July 31, 1999 were as follows:

                                                           2000                  1999
----------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of period                      $2,694         $35,671
     Service cost                                                  --             217
     Interest cost                                                 14           2,291
     Benefits paid                                                 --          (1,112)
     Foreign exchange (gain) loss                                 139              --
     Actuarial (gain) loss                                         (5)          2,001
-------------------------------------------------------------------------------------
Benefit obligation at end of period                            $2,842         $39,068
-------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period                   $--        $25,154
    Actual return on plan assets                                   --           4,318
    Benefits paid from plan assets                                 --            (662)
--------------------------------------------------------------------------------------
Fair value of plan assets at end of period                         $--        $28,810
-------------------------------------------------------------------------------------

Funded Status                                                 $(2,837)       $(10,258)
    Unrecognized net actuarial (gain) loss                         (5)          6,611
    Unrecognized prior service cost                                --             300
    Unrecognized transition obligation                             --             491
-------------------------------------------------------------------------------------
Net amount recognized                                         $(2,842)        $(2,856)
                                                              ========================

Amounts recognized in the balance sheet consist of:
     Accrued retirement, non-current                          $(2,842)       $(10,035)
     Prepaid benefit cost                                          --             523
     Deferred tax asset                                            --              --
     Accumulated other comprehensive loss                          --           6,656
-------------------------------------------------------------------------------------
Total                                                         $(2,842)        $(2,856)
                                                              ========================

The range of assumptions used for the non-U.S. defined benefit plans reflect the different economic environments within the various countries. The defined benefit obligations were determined as of December 31, 2000 and July 31, 1999 using assumed discount rates of 6% for 2000, and a range of 5.75% to 6.25% in 1999, an assumed average long-term pay progression rate of 3%, and an assumed weighted average expected rate of return on plan assets of 6 1/2% in 1999. Benefit obligations exceed plan assets for each of the Company's plans at the end of December 31, 2000 and July 31, 1999. Accrued pension costs include accumulated benefit obligations of $2,842 and $34,807, respectively, versus plan assets of $0 and $28,810, for the plans whose accumulated benefit obligations exceeded their assets.

18.  Certain Relationships and Related Transactions

Director Agranoff is the Company's Chief Operating Officer, Acting President and Vice Chairman of the Board of Directors, and of counsel at the law firm Pryor Cashman Sherman & Flynn LLP. During the period ended December 31, 2000, December 18, 2000, December 31,1999 and fiscal years 1999 and 1998, Dynacore paid legal fees of $0, $420, $250, $265, and $0, respectively, to the law firm of Pryor Cashman Sherman & Flynn LLP, for legal services provided by attorneys other than Mr. Agranoff. In addition, at December 31, 2000, the Company owed Pryor Cashman Sherman & Flynn LLP approximately $70 for services rendered.

During the period ended December 31, 2000, December 18, 2000, December 31, 1999, and fiscal years 1999 and 1998, the Company paid secretarial expenses of $0, $45, $0, $64, and $69, respectively, to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

The Company, along with co-tenants Canal Capital Corporation, of which Mr. Edelman and Mr. Agranoff are directors and Plaza Securities Company LP, of which Mr. Edelman is the controlling general partner and Mr. Agranoff is a general partner, entered into an amendment of its New York office lease in February, 1999. While the Company is currently paying 50% of the monthly lease payment based upon its pro-rata occupancy of the premises, each co-tenant of the lease is jointly liable for the full lease obligation. The lease expires in October 2009 and the annual lease obligation for the entire premises is approximately $400.

     The Trustees of the Company's former United Kingdom operating subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $6.5 million, $6.4 million and $7.2 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of June 30, 2000, December 31, 1999 and July 31, 1999.

Director Angel is the senior managing shareholder of Angel & Frankel, P.C. During the period ended December 31, 2000, December 18, 2000, December 31,1999 and fiscal years 1999 and 1998, Dynacore paid legal fees of $0, $484, $0, $0, and $0, respectively, to the law firm of Angel & Frankel, P. C. for legal services.

On June 29, 1998, the Company had signed a letter of intent, which subsequently expired on August 20, 1998, to acquire Dimensional Media Associates ("DMA"). Mr. Robert D. Summer is the president of DMA and a former board member of Dynacore. In addition to the letter, Dynacore advanced DMA $200. This advance was secured by a promissory note, payment of which had been guaranteed by a principal of DMA. The principal payment of $200 was repaid on July 20, 1999.


19.  Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability in relation to the financial position and results of operations.

20.  Acquisition

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, on July 27, 1999, the Company, through its newly formed subsidiary, Corebyte Inc., conditionally acquired (the "Corebyte Acquisition") the Corebyte communication and networking software product family (the "Corebyte Products"). The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom ("Engstrom"), dated July 27, 1999. Given the lack of a significant revenue stream resulting from longer than anticipated software developmental and marketing efforts and the present availability of similar Internet applications in the marketplace, in January, 2001, the Company began a thorough evaluation of the Corebyte operations, prospects, and strategic options. Pending the outcome of this evaluation, which will include the exploration and discussions with various parties for alternative uses and markets for the Corebyte developed source code and underlying technologies, if any, the Company has significantly restructured and curtailed Corebyte's day-to-day operations, to include the elimination of its Web hosting services to third parties.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As filed on Form 8-K dated December 11, 2000, and filed as an exhibit to this report, on December 7, 2000, Ernst & Young LLP resigned as auditors of the Company.

The reports of Ernst & Young LLP on the Company's financial statements for the fiscal years ended July 31, 1999 and August 1, 1998 did not contain an adverse or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The report of Ernst & Young LLP for the fiscal year ended July 31, 1999 was modified as to uncertainty regarding the ability of the Company to continue as a going concern.

In connection with the audits of the Company's financial statements for each of the fiscal years ended July 31, 1999 and August 1, 1998, and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company had requested Ernst & Young to furnish and Ernst & Young furnished a letter addressed to the Commission stating that it agrees with the above.

Subsequent to the resignation of Ernst & Young LLP as the Company's auditors, the Company retained Marks, Paneth & Shron LLP as its auditors.


PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages, positions and offices with the Company of the current directors and executive officers of the Company are set forth below.

                    Age as of                                                               Director/Officer
    Name          Dec. 31, 2000 Position                                                           Since
    ----          ------------- --------                                                           -----
A. B. Edelman            61     Director-Chairman of the Board and Chief Executive Officer         1985
P. P. Krumb              58     Vice President, Chief Financial Officer, and Director              1994
G. N. Agranoff           54     Chief Operating Officer, Acting President, Vice Chairman
                                of the Board and Director                                          1994
N. W. Walsh              31     Director                                                           2000
N. S. Subin              36     Director                                                           2000
R. B. Smith              58     Director                                                           2000
J. J. Angel              64     Director                                                           2000

    The principal occupations and business experience of each of the current directors and executive officers of the Company are described below.

     ASHER B. EDELMAN, age 61, joined Dynacore's (formerly Datapoint Corporation) Board of Directors as its Chairman in March 1985, and has served in that capacity to the present date, and as Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. since June 1984. Mr. Edelman is a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation, and is a General Partner and Manager of various investment partnerships and funds. Mr. Edelman is also a member of the Board of Directors of Chemi-Trol Chemical Co. The principal business address of Mr. Edelman is Ch. Pecholettaz 9, 1066 EPALINGES, Switzerland.

    PHILLIP P. KRUMB, age 58, is currently Vice President and Chief Financial Officer and Director of Dynacore. Mr. Krumb joined the Company in September 1994 and was Vice President and Chief Financial Officer from September 1994 to June 1997. From June 1997 until March 31, 1999, Mr. Krumb served as Special Assistant to the Chairman. From April 1, 1999 to December 17,2000, Mr. Krumb was acting Chief Financial Officer. On December 18, 2000, he reassumed his position as Vice President and Chief Financial Officer. Prior to joining the Company he was employed by IOMEGA Corporation for 7 years as Senior Vice President Finance and Chief Financial Officer. The principal business address of Mr. Krumb is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

     GERALD N. AGRANOFF, age 54, is currently Chief Operating Officer, Acting President, Vice Chairman of the Board of and Director of Dynacore. Mr. Agranoff is a General Partner of Asco Partners, the General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and a General Partner of Plaza Securities Company. He has been affiliated with these companies for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities, and Canal Capital Corporation. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years. The principal business address of Mr. Agranoff is 8410 Datapoint Drive, San Antonio, Texas 78229-8500.

     NICHOLAS W. WALSH, age 31, is currently serving as Vice President-Portfolio Manager with J. & W. Seligman & Co. Inc., New York., NY. He has held various financial positions with the firm since 1993. Prior to joining Seligman in 1993, he held the position of Portfolio Assistant with Alliance Capital Management L.P., New York, NY. Mr. Walsh holds degrees from Tufts University and New York University and is a Chartered Financial Analyst. The principal business address of Mr. Walsh is 3 Sheridan Square, Suite #11E, New York, New York 10014.

    NEIL S. SUBIN, age 36, is currently Managing Director and President of Trendex Capital Management which he formed in 1991. Trendex is a private hedge fund focusing primarily on financially distressed companies. Mr. Subin is currently a member of the Board of Directors of Teletrac, a provider of fleet management services using two-way wireless messaging and also a member of the Board of Directors of Nucentrix Broadband Networks, Inc, a provider of wireless broadband network and multichannel subscription television services, located in Plano, Texas. He holds a degree from Brooklyn College. The principal business address of Mr. Subin is 8 Palm Court, Sewalls Point, Florida 34996.

     ROGER B. SMITH, age 58, is currently serving as Managing Director with Bear Stearns & Co., Inc. He has held various positions with Bear Stearns since 1979. He holds a degree from the University of Tennessee at Chattanooga and has various security and commodities licenses. The principal business address of Mr. Smith is 3424 Peachtree Road, Suite 1700, Atlanta, Georgia 30326.

     JOSHUA J.ANGEL, age 64, is Founder and Senior Managing Shareholder of Angel & Frankel, P.C., a New York law firm. He holds a law degree from Columbia University School of Law (1959) and a BS degree from New York University, NY
(1956). He has served on Directorships of the Public Companies of Allegheny International (now Sunbeam Oster Corporation) 1987-1990; Lancer Industries, Inc. 1993-1996; Gulf Resources Pacific Limited 1994-1996; and Vision America Incorporated June 2000- December 2000. The principal business address of Mr. Angel is 460 Park Avenue, New York, New York, 10022.

There are no family relationships between any of the executive officers of the Company.

Audit, Compensation and Executive Committees

     The Company has Audit and Compensation Committees of the Board of Directors. The current members of the Audit Committee are Messrs. Walsh, Subin, Angel and Smith. The current members of the Compensation Committee are Messrs. Walsh, Subin, and Smith. The Company does not have a Nominating nor an Executive Committee.

The Audit Committee annually recommends to the Board of Directors the independent auditors for the Company and its subsidiaries. They meet with the independent auditors concerning the audit; evaluate non-audit services and the financial statements and accounting developments that may affect the Company; meet with management concerning matters similar to those discussed with the outside auditors; and make reports and recommendations to the Board of Directors and the Company's management and independent auditors from time to time as it deems appropriate. The Committee did not meet during the period December 19 - 31, 2000.

The Compensation Committee makes salary recommendations regarding senior management to the Board of Directors and administers the Company's Bonus and Stock Option Plan as described below. The Committee did not meet during the period December 19, 2000 - December 31, 2000.

Meetings of the Board of Directors and Committees

The Board of Directors met once during the period December 19, 2000 - December 31, 2000. Each director was in attendance.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Dynacore believes that, during the fiscal year ended December 31, 2000, its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors who are employees of Dynacore receive no additional compensation for serving on the Board of Directors or its committees. Each director who is not an employee of Dynacore receives an annual fee of $15,000, payable in quarterly installments. Non-employee directors receive no additional fee for serving on any of the committees of the Board of Directors.


EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

Dynacore's  executive   compensation  program  is  based  on  three  fundamental
principles.

Dynacore must offer compensation opportunities sufficient to attract, retain and reward talented executives who are sufficiently capable of addressing the challenges of a worldwide business in a difficult industry.

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

The remainder of this Report reviews the annual and long-term components of Dynacore's executive compensation program, along with the decisions made by the committee regarding the current compensation for both the CEO and the other named executive officers.

Total Annual Compensation

Annual cash compensation consists of two components; a fixed base salary and a variable annual bonus opportunity. As an executive's level of responsibility increases, a larger portion of total annual pay is based on bonus and less on salary. All of the named executives received a downward salary adjustment pursuant to their current employment agreements, effective December 18, 2000. The Committee sets the base salary of executive officers based upon a subjective analysis of competitive salaries of equally qualified executives, occasionally confirmed by reference to general salary surveys; prior compensation of the individual or of previous holders of the position is also considered. Contractual minimum base salaries are customarily negotiated with the executives.

The short-term performance incentive bonus opportunity is established either as a percentage, unique for each individual, of a numerical corporate performance indicia, or as a target percentage of pay which is the amount that can be earned based upon assigned objectives being met. Performance is measured as a percent of attainment against these objectives. When performance exceeds objectives, an executive's incentive pay can exceed the target rate, and when it falls below, individual incentive pay is reduced accordingly.

Messrs. Edelman's, Agranoff's, and Krumb's bonuses are based on a contractually specified percentage by which "EBITDA" exceeds 12 1/2% of Net Equity for the applicable period. "EBITDA" shall mean, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided however, "EBITDA" shall not include amounts received from the Company's Patent Litigation Trust that must be distributed to shareholders pursuant to Section 7.05 of the Amended Plan of Reorganization of Dynacore dated October 12, 2000. Net Equity shall mean net assets less net liabilities determined as of the last day of the applicable period.

Long Term Incentives

The committee believes that stock options appropriately link executive interests to the enhancement of stockholder value and utilizes them as its long-term incentive program; no additional long-term incentive programs are utilized. Stock options generally are granted at fair market value as of the date of grant, become exercisable over three years, and have a term of ten years. The stock options provide value to the recipients only when the price of Dynacore stock increases above the option grant price.

As specified in their employment agreements, Messrs. Edelman, Agranoff, and Krumb received stock options of 300,000, 175,000 and 75,000, respectively In determining the size of the option grants for Messrs. Edelman, Agranoff' and Krumb, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; and (ii) to contribute to the successful execution of Dynacore's strategy; and
(iii) their relative levels of responsibility.

This report has been provided by the Compensation Committee.

Nicholas W. Walsh
Neil S. Subin
Roger B. Smith

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. During the periods of August 1, 1999 - December 31, 1999, January 1, 2000 - December 18, 2000, December 19, 2000 - December 31, 2000, and fiscal years ended July 31, 1999 and August 1, 1998, the Company did not make a contribution to the plan. Under the terms of the plan, benefits accrued to the various executive officers upon satisfaction of the plan's vesting criteria which was based upon length of employment with the Company.

Summary Compensation Table

The  following  table  sets  forth  certain   information   regarding  all  cash
compensation paid or accrued for services rendered by the Company's five most highly compensated executive officers for the last three fiscal years.

----------------------------------------------------------------------------------------------------------------------------------
                                                                             Annual              Long-Term
                                                  Compensation
                                                  ------------------------------------------
Name and                                                                         Other         Compensation            All
                                                                                            --------------------
Principal                                                                       Annual         Stock Options          Other
Position                           Year (10)         Salary       Bonus      Compensation     Granted (#)(5)      Compensation
----------------------------------------------------------------------------------------------------------------------------------
Asher B. Edelman   (1)        01/01/00-12/31/00     $300,534                 $ 70,648 (2)         300,000          $300,000(9)
Chairman of the Board and                                                                                            709,500(11)
Chief Executive Officer       08/01/99-07/29/00     300,534         -          82,863 (2)            -
                              08/02/98-07/31/99     300,534         -          101,628 (2)        225,000               -
                              08/03/97-08/01/98     300,534                    110,987 (2)

Gerald N. Agranoff (4)        01/01/00-12/31/00     $198,915        -         $7,200 (4)          175,000          $700,000(9)
Chief Operating Officer,      08/01/99-07/29/00      200,000        -           7,200 (4)            -                4,500(11)
Acting President              08/02/98-07/31/99      200,000         -          7,200 (4)         180,000               -
                              08/03/97-08/01/98     200,000                     7,200 (4)

Roger Edmonds (6)             01/01/00-12/31/00     $83,491    $68,521 (3)         -                 -                  -
Vice President,  Technical    08/01/99-07/29/00     153,066      68,521 (3)        -                 -                  -
   Services                   08/02/98-07/31/99     159,025      40,892 (3)        -              37,500                -
                              08/03/97-08/01/98     138,020      41,406 (3)

 .
Phillip P. Krumb (8)          01/01/00-12/31/00   $257,890(7)                                     75,000           $200,000(9)
Vice President and Chief      08/01/99-07/29/00     213,659(7)                                                       36,000(11)
Financial Officer

John R. Perkins (6) (8)       01/01/00-12/31/00     $67,308
Vice President                08/01/99-07/29/00     115,385




Table Footnotes
(1)   Asher B. Edelman was named Chief Executive Officer in February 1993.
(2)   Represents payments incident to foreign assignment.
(3)   Represents a performance bonus.
(4)   Represents auto allowance
(5)  Excludes  options  granted as a member of the Company's Board of Directors.
     Options  granted in fiscal  year 2000 were issued  pursuant  to  employment agreements and are subject to the approval of the initial stock option plan by the Company's stockholders.
(6)   Messrs.  Edmonds and Perkins were transferred to DNL June 30, 2000 as a result of the sale of the European subsidiaries.
(7)   Included is $105,417 of deferred compensation for the period of April 1999 until February 2000.
(8)   For prior years, Messrs.  Krumb and Perkins were not one of the five most highly compensated executive officers.
(9)      Represents cash portion of the officer settlement agreement.
(10) On June 30, 2000 the Company changed its fiscal year to a calendar year end basis.  The  compensation  information  furnished  in this table covers the period of 8/1/99 - 7/29/00 as if the fiscal year had not  changed,  as well as for the period of 1/1/00 - 12/31/00. Accordingly, there is an overlap of compensation information for the period of 1/1/00 - 7/31/00.
(11)     Represents the stock portion of the officer settlement agreement at a value of $.75/share issued.

Stock Option Grants in Last Fiscal Year (1)

The following table sets forth certain information regarding all stock option grants made to the named executive officers for the period ended December 31, 2000.

                      ------------------------------------------------------------
                         Options Granted for the period ended December 31, 2000
                      -------------------------------------------------------------
                                         % of Total
                                                                                   -------------------------------
                                          Options                                    Potential Gain at Assumed
                         Number of       Granted to      Exercise                   Annual Rates of Stock Price
                          Options       Employees in      Price       Expiration    Appreciation for Option Term
                                                                                   -------------------------------
----------------------
        Name            Granted (1)     Fiscal Year     Per Share        Date            5%             10%
------------------------------------------------------------------------------------------------------------------

Asher B. Edelman               300,000         54.54%     $0.75       12/18/2010         $141,501        $358,592
Gerald N. Agranoff             175,000         31.82%     $0.75       12/18/2010          $82,542        $209,179
Phillip P. Krumb                75,000         13.64%     $0.75       12/18/2010          $35,375         $89,648
Roger Edmonds                        0          0.00%       0              -                   $0              $0
John Perkins                         0          0.00%       0              -                   $0              $0
------------------------------------------------------------------------------------------------------------------

    (1)These options are subject to the approval of Dynacore's initial stock option plan by the Company's stockholders. In addition, the initial plan shall be limited to an aggregate amount of 1,500,000 shares. No Stock Appreciation Rights (SARs) have ever been granted by Dynacore.


Aggregated Option Exercises for the period ended December 31, 2000 Option Values

The following table sets forth certain information regarding stock options exercised by the Company's named executive officers for the period ended December 31, 2000.


--------------------------------------------------                               -----------------------------
                        Number of                                                    Value of Unexercised
                                                  -------------------------------
                          Shares                      Number of Unexercised          In-the-Money Options
                       Acquired on      Value      Options at December 31, 2000      at December 31, 2000
                                                  ------------------------------------------------------------
        Name             Exercise      Realized     Exercisable   Unexercisable  Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------------------

Asher B. Edelman            0             0                     0        300,000           $0              $0
Gerald N. Agranoff          0             0                     0        175,000           $0              $0
Phillip P. Krumb            0             0                     0         75,000           $0              $0
Roger Edmonds               0             0                     0              0           $0              $0
John Perkins                0             0                     0              0           $0              $0
--------------------------------------------------------------------------------------------------------------

Performance Table

Set forth below is a table comparing the five-year cumulative total return for Dynacore common stock with the Dow Jones 65-Composite Average, a broad equity market index, and the Dow Jones computer systems index.

                         DYNACORE HOLDINGS CORPORATION
                              STOCK PRICE ANALYSIS

              Dynacore            Dow Jones Computer      Dow Jones 65-Computer
             Common Stock         systems index           Composite average

            Actual    Base        Actual     Base         Actual      Base
             YE        YE           YE        YE           YE          YE

 (Successor)
 2000        0.00     0.00       564.76      122.65       3,317.61    210.29

(Predecessor)
 1999        1.53    40.80       760.05      417.84       3,214.38    196.58
 1998        3.02    80.53       499.89      274.82       2,870.83    175.57
 1997       15.27   407.20       281.41      154.71       2,607.40    159.46
 1996        4.99   133.07       210.53      115.74       2,025.80    123.89
 1995        1.50    40.00       460.48      253.15       1,577.65     96.49

The graph assumes $100 invested on January 1, 1996, in Dynacore common stock and each of the Dow Jones indexes, and that all dividends were reinvested. During the five-year period Dynacore did not pay any dividends on its common stock.

EMPLOYMENT AGREEMENTS

Effective December 18, 2000, Dynacore entered into a written employment agreement concerning the employment of Mr. Edelman as Chief Executive Officer of the Company and Chairman of the Board of Directors of the Company. The agreement is for a period of eighteen (18) months. The agreement provides for a base salary of $207,500, certain executive benefits and an annual bonus opportunity. For each fiscal year or portion thereof, the Company will pay Mr. Edelman, a bonus in an amount equal to five (5%) percent of the amount by which EBITDA exceeds twelve and one-half percent (12 1/2%) of Net Equity. "EBITDA" shall mean, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided however, "EBITDA" shall not include amounts received from the Company's Patent Litigation Trust that must be distributed to shareholders pursuant to Section 7.05 of the Amended Plan of Reorganization of Dynacore dated October 12, 2000. Net Equity shall mean net assets less net liabilities determined as of the last day of the applicable period. In addition, pursuant to the employment agreement, Mr. Edelman was granted 300,000 stock options at an exercise price of $.75, vesting in equal installments on the date coinciding with 6, 12, and 18 months from the effective date of the agreement. The agreement also provides that in the event Mr. Edelman's employment is terminated without cause or with Good Reason, he shall receive his base salary and bonus for the remaining duration of the Term and for an additional period of six months from the end of the Term ("Severance Period") as well as continuation of certain benefits during the severance period. The agreement also provides that during the employment term, in the event of Mr. Edelman's death or disability, his estate or legal representative shall be entitled to receive the base salary through the end of the month in which the death, or disability occurs, a pro rata portion of the bonus and certain executive benefits.

Effective December 18, 2000, Dynacore entered into a written employment agreement concerning the employment of Mr. Agranoff as Chief Operating Officer, Acting President, and Vice Chairman of the Board of Directors of the Company. The agreement is for a period of eighteen (18) months. The agreement provides for a base salary of $157,500, certain executive benefits and an annual bonus opportunity. For each fiscal year or portion thereof, the Company will pay Mr. Agranoff, a bonus in an amount equal to four (4%) percent of the amount by which EBITDA exceeds twelve and one-half percent (12 1/2%) of Net Equity. "EBITDA" shall mean, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided however, "EBITDA" shall not include amounts received from the Company's Patent Litigation Trust that must be distributed to shareholders pursuant to Section 7.05 of the Amended Plan of Reorganization of Dynacore dated October 12, 2000. Net Equity shall mean net assets less net liabilities determined as of the last day of the applicable period. In addition, pursuant to the employment agreement, Mr. Agranoff was granted 175,000 stock options at an exercise price of $.75, vesting in equal installments on the date coinciding with 6, 12, and 18 months from the effective date of the agreement. The agreement also provides that in the event Mr. Agranoff's employment is terminated without cause or with Good Reason, he shall receive his base salary and bonus for the remaining duration of the Term and for an additional period of six months from the end of the Term ("Severance Period") as well as continuation of certain benefits during the severance period. The agreement also provides that during the employment term, in the event of Mr. Agranoff's death or disability, his estate or legal representative shall be entitled to receive the base salary through the end of the month in which the death, or disability occurs, a pro rata portion of the bonus and certain executive benefits.

Effective December 18, 2000, Dynacore entered into a written employment agreement concerning the employment of Mr. Krumb as Vice President, Chief Financial Officer, and member of the Board of Directors of the Company. The agreement is for a period of eighteen (18) months. The agreement provides for a base salary of $82,500, certain executive benefits and an annual bonus opportunity. For each fiscal year or portion thereof, the Company will pay Mr. Krumb, a bonus in an amount equal to one (1%) percent of the amount by which EBITDA exceeds twelve and one-half percent (12 1/2%) of Net Equity. "EBITDA" shall mean, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided however, "EBITDA" shall not include amounts received from the Company's Patent Litigation Trust that must be distributed to shareholders pursuant to Section 7.05 of the Amended Plan of Reorganization of Dynacore dated October 12, 2000. Net Equity shall mean net assets less net liabilities determined as of the last day of the applicable period. In addition, pursuant to the employment agreement, Mr. Krumb was granted 75,000 stock options at an exercise price of $.75, vesting in equal installments on the date coinciding with 6, 12, and 18 months from the effective date of the agreement. The agreement also provides that in the event Mr. Krumb's employment is terminated without cause or with Good Reason, he shall receive his base salary and bonus for the remaining duration of the Term and for an additional period of six months from the end of the Term ("Severance Period") as well as continuation of certain benefits during the severance period. The agreement also provides that during the employment term, in the event of Mr. Krumb's death or disability, his estate or legal representative shall be entitled to receive the base salary through the end of the month in which the death, or disability occurs, a pro rata portion of the bonus and certain executive benefits.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners. The following persons are known to the Company to be beneficial owners of more than five percent (5%) of the Company's securities as defined under Exchange Act Rule 13(d)(3).

                                      Common Stock               Percent
Name and Address                  Beneficially Owned             of Class
----------------                  ------------------             --------
Asher B. Edelman (1)             (See Table under Security
c/o Dynacore Holdings Corporation   Ownership of Management)(1)
717 Fifth Avenue
New York, NY 10222

    (1) Mr.  Edelman is part of a "group" as that term is used in  Exchange  Act
Section 13(d)(3). See subsection (b) below for detailed description as to the amount and nature of beneficial ownership by the members of the group.

(b)  Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock by each director, by each of the executive officers named in the table, and by the directors and executive officers as a group as of March 15, 2001.

                                    Common Stock
                                    Beneficially              Percent
 Name of Officer/Director           Owned (1)                 of Class(10)
-------------------------           -----------------         ------------
 Gerald N. Agranoff (O&D)           6,618(4) (8)                  *
 Asher B. Edelman (O&D)             1,759,534(3)(4)            17.6%
 Phillip P. Krumb (O&D)             54,454(9)                     *
 Nicholas W. Walsh (D)              182,847(2)(5)                 *
 Neil S. Subin (D)                  107,723(2)(6)                 *
 Roger B. Smith (D)                 127,716(2)(7)                 *
 Joshua J. Angel (D)                50,000(2)                     *

 Executive Officers and Directors
    Dynacore as a group (7 persons)    2,288,892               22.8%
   Indicates less than 1% ownership as a percent of the outstanding class (10)

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

     (2) The tabulation includes shares of Common Stock which may be deemed to be beneficially owned by such persons by reason of stock options currently exercisable or which may become exercisable within sixty (60) days after that date. The number of shares deemed to be beneficially owned by reason of such options is: Mr. Walsh, 50,000; Mr. Subin, 50,000; Mr. Smith, 50,000; and Mr. Angel, 50,000; all directors as a group, 200,000.

     (3) Mr. Edelman's listed beneficial ownership of 1,759,534 shares of Common Stock is explained in detail in this paragraph, and is based upon his beneficial ownership reported on Schedule 13D. Mr. Edelman owns 946,000 Common shares directly. Mr. Edelman reports beneficial ownership jointly, as a group, with the following named persons or entities. Those whose shares have been included within Mr. Edelman's listed total are reported as beneficially owned pursuant to Rule 13d-3 by Mr. Edelman. As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership and Citas Partners (which is the sole general partner of Felicitas Partners, L.P.), Mr. Edelman may be deemed to own beneficially the 99,381, 211,527 and 1,416 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the listed ownership. Also included are the 81,348 shares owned by Canal Capital Corporation ("Canal"), in which company Mr. Edelman and various persons and entities with which he is affiliated own interests. By virtue of investment management agreements between
A. B. Edelman Management Company Inc. and Canal, A. B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal. A. B. Edelman Management Company Inc. therefore may be deemed to be the beneficial owner of the 81,348 shares owned by Canal. Mr. Edelman is the sole stockholder of A. B. Edelman Management Company Inc. and these shares are included. A. B. Edelman Management Company, Inc. is also the sole general partner of Edelman Value Partners, L.P. which currently owns 130,031 shares of Common Stock which are included. Also included are the 43,459 shares owned by Mr. Edelman's spouse Maria Regina M. Edelman, 1,125 shares held by Mr. Edelman in a Keough account, 4,728 shares beneficially owned by Mr. Edelman's children in accounts for which he is the custodian, and 231,194 shares owned by Edelman Value Fund, Ltd., for which Mr. Edelman serves as the sole investment manager. Also included are the 9,325 shares owned by Edelman Family Partners, L.P. for which Mr. Edelman serves as a general partner. As a Trustee of the Canal Capital Corporation Retirement Plan ("Canal Plan") which owns 27,287 shares and the Dynacore Plan described above which owns 71,253 shares, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the shares owned by each such Plan, which are excluded. Also excluded from the listed ownership are 13,172 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian, the 411 shares owned directly by Penelope C. Edelman and the 36,755 shares beneficially owned by Mr. Edelman's son in accounts for which Irving Garfinkel is the custodian. Mr. Edelman disclaims beneficial ownership of these excluded shares. Although disclaimed and excluded for purposes of Rule 13d-3, certain of the disclaimed and excluded shares are nevertheless reported by Mr. Edelman as beneficially owned on his Form 4's pursuant to the rules promulgated under
Section 16 of the Exchange Act.

     (4) Mr. Agranoff is a general partner of Plaza Securities Company, which owns 99,381 shares of Common Stock. He disclaims beneficial ownership of these shares which are excluded in the party's listing in the beneficial ownership table above due to the sole voting and dispositive powers attributed to Mr. Edelman in his Schedule 13D. Mr. Agranoff is also a director of Canal which owns 81,348 shares. Mr. Agranoff disclaims beneficial ownership of these shares and they are excluded from his beneficial ownership listing due to the sole voting and dispositive powers attributed to Mr. Edelman.

     (5) Mr. Walsh owns 132,847 Common shares directly in addition to the 50,000 shares represented by exercisable options.

     (6) Mr. Subin owns 57,723 Common shares directly in addition to the 50,000 shares represented by exercisable options.

     (7) Mr. Smith owns 77,716 Common shares directly in addition to the 50,000 shares represented by exercisable options.

(8)      Mr. Agranoff owns 6,618 Common shares directly.

(9)      Mr. Krumb owns 54,454 Common shares directly.

(10) The percentage of the outstanding class calculations are based upon 10,000,000 Common shares, outstanding as of March 15, 2001.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Agranoff is the Company's Chief Operating Officer, Acting President and Vice Chairman of the Board of Directors, and of counsel at the law firm Pryor Cashman Sherman & Flynn LLP. During the period ended December 31, 2000, December 18, 2000, December 31,1999 and fiscal years 1999 and 1998, Dynacore paid legal fees of $0, $420, $250, $265, and $0, respectively, to the law firm of Pryor Cashman Sherman & Flynn LLP, for legal services provided by attorneys other than Mr. Agranoff. In addition, at December 31, 2000, the Company owed Pryor Cashman Sherman & Flynn LLP approximately $70 for services rendered.

During the period ended December 31, 2000, December 18, 2000, December 31, 1999, and fiscal years 1999 and 1998, the Company paid secretarial expenses of $0, $45, $0, $64, and $69, respectively, to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

The Company, along with co-tenants Canal Capital Corporation, of which Mr. Edelman and Mr. Agranoff are directors and Plaza Securities Company LP, of which Mr. Edelman is the controlling general partner and Mr. Agranoff is a general partner, entered into an amendment of its New York office lease in February, 1999. While the Company is currently paying 50% of the monthly lease payment based upon its pro-rata occupancy of the premises, each co-tenant of the lease is jointly liable for the full lease obligation. The lease expires in October 2009 and the annual lease obligation for the entire premises is approximately $400.

     The Trustees of the Company's former United Kingdom operating subsidiary's defined benefit pension plan have implemented an investment strategy which includes an investment of approximately $6.5 million, $6.4 million and $7.2 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of June 30, 2000, December 31, 1999 and July 31, 1999.

Director Angel is the senior managing shareholder of Angel & Frankel, P.C. During the period ended December 31, 2000, December 18, 2000, December 31,1999 and fiscal years 1999 and 1998, Dynacore paid legal fees of $0, $484, $0, $0, and $0, respectively, to the law firm of Angel & Frankel, P. C. for legal services.

On June 29, 1998, the Company had signed a letter of intent, which subsequently expired on August 20, 1998, to acquire Dimensional Media Associates ("DMA"). Mr. Robert D. Summer is the president of DMA and a former board member of Dynacore. In addition to the letter, Dynacore advanced DMA $200. This advance was secured by a promissory note, payment of which had been guaranteed by a principal of DMA. The principal payment of $200 was repaid on July 20, 1999.

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

(b) Reports on Form 8-K: In a report filed on Form 8-K dated December 11, 2000, the Company reported that the Bankruptcy Court for the District of Delaware had confirmed its Amended Plan of Reorganization and that Ernst & Young LLP had resigned as auditors.

         In a report on Form 8-K dated December 22, 2000, the Company reported that the Amended Plan of Reorganization was declared effective on December 18, 2000.

         Subsequent to year end, in a report filed on Form 8-K dated January 4, 2001, the Company reported its new NASDAQ symbols for the Common Stock and the Units of Beneficial Interest in the Dynacore Patent Litigation Trust.

         See Exhibit Index included herein on page 57.

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

(10) (ll)         Employment agreement  with A. B. Edelman.

(10)(mm)          Employment agreement with G. N. Agranoff.

(10)(nn)          Employment agreement with  P. P. Krumb.

(10)(oo)          Announcement  of  confirmation  of Amended Plan of  Reorganization  and  resignation of the
                  Company's auditors,  Ernst & Young LLP (filed as Exhibits 99.1 and 99.3,  respectively,  to the  Company's  Current  Report  Form 8-K  dated  December  11,  2000 and  incorporated  by reference).

(10)(pp)          Announcement  of Effective  Date of Amended Plan of  Reorganization  (filed as Exhibit 99.1 to the  Company's  Current  Report Form 8-K dated  December  22, 2000 and  incorporated  by reference).

(10)(qq) Announcement of the Company's new NASDAQ symbols (filed as Exhibit 99.1 to the Company's Current Report Form 8-K dated
                  January 4, 2001, and incorporated by reference).


(27)              Article 5, Financial Data Schedule.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          DYNACORE HOLDINGS CORPORATION
                                                (Registrant)

                                          BY:/s/Phillip K.Krumb
                                             ------------------
                                               Asher B. Edelman
                                             Chief Executive Officer and
                                                Chairman of The Board
                                          By Phillip P. Krumb, Attorney In Fact


DATED:  April 16, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title                             Date


/s/ Phillip P. Krumb         Chief Financial Officer              April 16, 2001
--------------------
    Phillip P. Krumb        (Principal Accounting Officer)



Phillip P. Krumb, pursuant to powers of attorney which are being filed with this report, has signed below as attorney-in- fact for the following directors of the
Registrant:

                Gerald N. Agranoff          Roger B. Smith
                Nicholas W. Walsh           Joshua J. Angel
                Neil S. Subin




/s/  Phillip P. Krumb                                         April 16, 2001
---------------------
     Phillip P. Krumb

                                   Schedule II

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)



                                                                      (a)             (b)
                                   Balance        Charged        Charged
                                        at             to        (to) from        Other            Balance
                                  Beginning       Costs  and        Other        Additions         at End
    Classification                   of Year      Expenses        Accounts      (Deductions)       of Year

Allowance for doubtful accounts:

(Successor Company)
Period ended December 31, 2000          $--             $--          $--              $--               $--

(Predecessor Company)
Period ended December 18, 2000        $773            $(65)          $--           $(708)               $--

Period ended December 31, 1999        $880            $(31)          $--            $(76)             $773

Year ended July 31, 1999            $1,305           $(299)        $(69)            $(57)             $880

Year ended August 1, 1998           $1,654             $33         $179            $(561)           $1,305


(a)  Transfers to and from other balance sheet reserve accounts.
(b) Accounts written-off net of recoveries, other expense accounts and translation adjustments.

                                                                EXHIBIT 10 (ll)

                         EXECUTIVE EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT ("Agreement") dated as of ______ __, 2000 between Dynacore Holdings Corporation, a Delaware corporation (the "Company") and Asher B. Edelman (the "Executive").

                  WHEREAS,   the  parties  wish  to   establish   the  terms  of
Executive's future employment with the Company.

                  Accordingly, the parties agree as follows:

                  1.       Employment, Duties and Acceptance.
                           ---------------------------------

     1.1 Employment by the Company. The Company shall employ the Executive effective as of Effective Date of the Company's Plan of Reorganization, as defined therein (the "Effective Date") to render services to the Company. The Executive will serve in the capacity of Chief Executive Officer of the Company and Chairman of the Board of Directors of the Company (the "Board of Directors"). The Executive shall report to the Board of Directors and perform duties as may be assigned to him from time to time by the Board of Directors; provided, however, that the Executive and the Company agree and acknowledge that the Executive shall be permitted to engage in any other activity or business as a director, stockholder, partner, owner, employee, consultant, agent or in any other capacity so long as such activity or business does not conflict with the business of the Company; and provided further, that the Executive and the Company agree and acknowledge that the Executive is a resident of Switzerland and will spend substantial periods of time outside of the United States.

     1.2 Acceptance of Employment by the Executive. The Executive accepts such employment and shall render the services described above.

                  2.       Duration of Employment.
                           ----------------------

     This Agreement and the employment relationship hereunder will continue in effect for eighteen (18) months from the Effective Date (the "Term"), unless terminated sooner in accordance with Section 4 hereof.

                  3.       Compensation by the Company.
                           ---------------------------

     3.1 Base Salary. As compensation for all services rendered pursuant to this Agreement, the Company will pay to the Executive an annual base salary of Two Hundred Seven Thousand Five Hundred Dollars ($207,500), subject only to upward adjustment by the Compensation Committee of the Board of Directors of the Company and payable in accordance with the payroll practices of the Company ("Base Salary").

     3.2. Bonuses. For each Fiscal Year (as hereinafter defined) or portion thereof during the Term and to the extent EBITDA (as hereinafter defined) for the applicable period exceeds twelve and one-half percent (12 1/2%) of Net Equity (as hereinafter defined) for the applicable period, the Company will pay to the Executive, in addition to Base Salary set forth above, a bonus in an amount equal to five percent (5%) of the amount by which EBITDA exceeds twelve and one-half percent (12 1/2%) of Net Equity (the "Bonus"). The Bonus shall be payable no later than 90 days following the end of the applicable period for which it is paid.

     "EBITDA" shall mean, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided, however, EBITDA shall not include amounts received from the Company's Patent Litigation Trust that must be distributed to shareholders pursuant to
Section 7.05 of the Amended Plan of Reorganization of Dynacore Holdings Corporation dated October ___, 2000.

     "Net Equity" shall mean net assets less net liabilities determined as of the last day of the applicable period.

     3.3 Participation in Employee Benefit Plans. The Executive shall be eligible to participate in all retirement plans and other benefit plans of the Company and the Executive and his dependents shall be eligible to participate in the health benefit plans of the Company (specifically including, but not limited to, mental health benefits and benefits under the Company's Supplemental Executive Medical Plan). In addition to any company-wide life insurance plans, the Company shall pay the premiums for a life insurance policy on the life of the Executive for the benefit of Executive's designated beneficiaries which provides a death benefit equal to one hundred percent (100%) of Base Salary (the "Additional Life Insurance Policy").

     3.4 Stock Options. On the Effective Date, the Executive shall be granted incentive stocks options to the extent such options may be designated as such under applicable law and to the extent that all or a portion of the options do not so qualify non-qualified stock options for the purchase of three hundred thousand (300,000) shares of Common Stock, at an exercise price of seventy-five cents ($0.75) per share (the "Exercise Price"). The options shall vest in equal installments on the date coinciding with six (6) months, twelve (12) months and eighteen (18) months from the Effective Date. Vested options may be exercised by the Executive at any time prior to the 10th anniversary of the Effective Date (the "Option Term"). Options may be exercised (i) in cash, by check by, bank draft or by money order payment to the Company, (ii) by delivering Common Stock of the Company already owned by the Executive and having a total Fair Market Value on the date of such delivery equal to the Exercise Price, (iii) through the written election of the Executive to have shares of Common Stock withheld by the Company from the shares otherwise to be received upon the exercise of the option, with such withheld shares having an aggregate Fair Market Value on the date of exercise equal to the Exercise Price, (iv) by wire transfer to an account designated by the Company or (v) by any combination of the above methods of payment.


"Fair  Market  Value" shall mean,  on any day,  with respect to shares of Common
Stock of the Company which are (a) listed on a United States securities exchange, the last sales price of such shares of Common Stock on such day on the largest United States securities exchange on which such Common Stock shall have traded, or if such day is not a day on which a United States securities exchange is open for trading, on the immediately preceding day on which such securities exchange was open, (b) not listed on a United States securities exchange but are included in The NASDAQ Stock Market System (including the NASDAQ National Market), the last sales price of such shares of Common Stock on such day, or if such day is not a trading day, on the immediately preceding trading day or (c) neither listed on a United States securities exchange nor included in The NASDAQ Stock Market System, the fair market value of such Common Stock as determined from time to time by the Board of Directors in good faith in its sole discretion.

     3.5 Office Space. The Company shall provide the Executive with office space at 717 Fifth Avenue, 15th Floor, New York, New York, substantially comparable to the office space provided to the Executive immediately prior to the Effective Date.

     3.6 Secretarial Reimbursement. The Company shall provide the services of, or at the election of the Executive, reimburse the Executive for the payment of salary and benefits with respect to the equivalent of, one full time experienced executive secretary, as selected by the Executive.

     3.7 Expense Reimbursement. During the Term, the Executive shall be entitled to receive prompt reimbursement of all reasonable out-of-pocket expenses properly incurred by him in connection with his duties under this Agreement, including reasonable expenses of entertainment and travel; provided, that reimbursement of any expense in excess of Ten Thousand Dollars ($10,000) must be approved in advance by the Compensation Committee.

     3.8 Vacation. The Executive shall be entitled to twenty (20) days of vacation per year.

     4. Termination.

     4.1 Termination Upon Death. If the Executive dies during the Term, (i) the Executive's legal representatives shall be entitled to receive the Executive's Base Salary through the end of the month in which the death of the Executive occurs, (ii) the Executive's legal representatives shall be entitled to receive a pro rata portion of the bonus pursuant to Section 3.2 hereof for the year of the Executive's death, based on the period beginning on the first day of the Fiscal Year in which the death of the Executive occurs and ending on the last day of the month in which the death of the Executive occurs, (iii) the Executive's dependents shall receive reimbursement from the Company for the cost of continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") for the entire period of COBRA coverage determined under applicable law, (iv) the Executive's legal representatives shall receive all benefits and entitlements under any benefit plan of or other arrangement with the Company, including, but not limited to, benefits under the Executive's Additional Life Insurance Policy, (v) all unvested options shall vest and become immediately exercisable and all options shall remain exercisable by the Executive's legal representatives until the expiration of the Option Term, (vi) payment for all accrued but unused vacation and (vii) the Executive's beneficiaries, heirs or legal representatives shall receive reimbursement for all of the Executive's business expenses accrued to the date of death.

     4.2 Termination Upon Disability. If during the Term, the Executive's employment is terminated as a result of a "Disability" (as defined below), (i) the Executive (or his legal representatives, if applicable) shall be entitled to receive the Executive's Base Salary through the end of the month in which the Executive is terminated, (ii) the Executive (or his legal representatives, if applicable) shall be entitled to receive a pro rata portion of the bonus pursuant to Section 3.2 hereof for the year of the Executive's termination, based on the period beginning on the first day of the Fiscal Year in which the termination of the Executive's employment occurs and ending on the last day of the month in which the termination of the Executive's employment occurs, (iii) the Executive and the Executive's dependents shall receive reimbursement from the Company for the cost of continuation health coverage under COBRA for the entire period of COBRA coverage determined under applicable law, (iv) the Executive (or his legal representatives, if applicable) shall receive all benefits and entitlements under any benefit plan of or other arrangement with the Company, (v) all unvested options shall vest and become immediately exercisable and all options shall remain exercisable by the Executive (or his legal representatives, if applicable) until the expiration of the Option Term,
(vi) payment for all accrued but unused vacation, (vii) the Executive (or his legal representatives, if applicable) shall receive reimbursement for all of the Executive's business expenses accrued to the date of termination and (viii) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive the Additional Life Insurance Policy. Nothing in this Section 4.2 shall be deemed to in any way affect the Executive's right to participate in or receive benefits from any disability plan maintained by the Company and for which the Executive is otherwise eligible.

     For the purposes of this Agreement, "Disability" shall mean a determination by the Board of Directors in accordance with applicable law that, as a result of a physical or mental illness, the Executive is unable to perform the essential functions of his job with or without reasonable accommodation, for one hundred eighty (180) consecutive days or two hundred seventy (270) days during any eighteen (18) month period.

     4.3 Termination without Cause or with Good Reason. The Executive's employment hereunder may be terminated by the Company without "Cause" (as defined below) upon ninety (90) days prior written notice to the Executive and the Executive may terminate employment with "Good Reason" (as defined below) at any time without notice. Upon a termination without Cause or with Good Reason, the Executive shall receive (i) Base Salary and bonus for the remaining duration of the Term and for an additional period of six (6) months from the end of the Term (collectively, the "Severance Period") as if the Executive was employed by the Company during the Severance Period, (ii) health insurance coverage for the Executive and his dependents and all other benefits and perquisites that the Executive was receiving immediately prior to the date of termination for the duration of the Severance Period, (iii) immediate vesting of all unvested options and all options shall remain exercisable until the expiration of the Option Term, (iv) all benefits and entitlements under any benefit plan of or other arrangement with the Company including, without limitation, the payment of premiums on the Additional Life Insurance Policy during the Severance Period,
(v) payment for all accrued but unused vacation and (vi) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive at the end of the Severance Period the Additional Life Insurance Policy. The decision by the Company not to renew the Agreement at the end of the Term on terms and conditions at least as favorable as immediately prior to the end of the Term shall be deemed a termination by the Company without Cause.

     For the purposes of this Agreement, "Cause" shall mean (i) the Executive's gross negligence, recklessness or malfeasance in the performance of his duties which results in material financial injury to the Company, (ii) the Executive committing any act or acts of fraud, theft or embezzlement, which, if convicted, would constitute a felony and which results or intends to result directly or indirectly in gain or personal enrichment of the Executive at the expense of the Company or (iii) the Executive willfully engaging in any conduct relating to the business of the Company that could reasonably be expected to have a materially detrimental effect on the business or financial condition of the Company; provided that the Company must give the Executive written notice of its intent to terminate the Executive with Cause and the Executive shall have thirty (30) days from the date of the notice to cure the deficiency.

     For purposes of this Agreement, "Good Reason" shall mean (i) the assignment to the Executive of duties and responsibilities not commensurate with his status as Chief Executive Officer of the Company and Chairman of the Board of Directors or the diminution of the Executive's duties, change in the Executive's title or status or removal from or failure to re-elect the Executive as a member of the Board (except in conjunction with a termination for Cause), (ii) the failure of the Company to provide compensation and benefits to the Executive at the levels required by this Agreement, or (iii) the failure of the Company to adhere in any substantial manner to any of its covenants contained in this Agreement. Termination of the Executive's employment by the Executive following a Change of Control (a sale of more than fifty percent (50%) of the shares of Common Stock or sale of all or substantially all of the assets of the Company), will be deemed a Good Reason termination.

     4.4 Termination with Cause or without Good Reason. The Company may terminate the Executive's employment with Cause (subject to the cure period set forth above) and the Executive may terminate employment without Good Reason at any time without notice. Upon a termination by the Company with Cause or by the Executive without Good Reason, the Executive shall receive (i) a pro rata portion of (A) Base Salary and (B) the bonus pursuant to Section 3.2 hereof for the year of the Executive's termination, based on the period of employment prior to the date of termination, (ii) all previously earned and accrued entitlements under any benefit plan of or other arrangement with the Company, (iii) reimbursement for all business expenses accrued to the date of termination, (iv) all vested options shall remain exercisable until the expiration of the Option Term, (v) payment for all accrued but unused vacation and (vi) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive the Additional Life Insurance Policy.


                  Registration Rights.
                  -------------------

     5.1 Piggyback Registration Rights. If, at any time after the date hereof, the Company shall file a registration statement under the Securities Act of 1933, as amended (the "Act") with the Securities and Exchange Commission (the "SEC") covering shares of capital stock of the Company while any Registrable Securities (as defined in the last sentence of this paragraph 5.1) shall be outstanding, the Company shall give the Executive 30 days' prior written notice of the filing of such registration statement. If requested by the Executive, in writing, within 10 days after the date of any such notice, the Company shall, at the Company's sole expense (other than the fees and disbursements of counsel for the Executive and any underwriting discounts or commissions payable in respect of the Registrable Securities sold by Executive), include in such registration statement all or any portion of the Registrable Securities of Executive and any of his affiliates, all to the extent required to permit the public offering and sale of the Registrable Securities through the facilities of all appropriate securities exchanges and the over-the-counter market, and will use its reasonable best efforts through its officers, directors, auditors and counsel to cause such registration statement to become effective as promptly as practicable. Notwithstanding the foregoing, if the managing underwriter of any such offering shall advise the Company that, in its opinion, the registration of all or a portion of the Registrable Securities requested to be included in the registration would materially adversely affect the distribution of such securities by the Company, then the Company shall be required to include in the registration only that number of Registrable Securities which the Company or the managing underwriter believe will not jeopardize the success of the offering and the number of shares of Common Stock otherwise to be included in the registration statement shall be reduced as follows: (i) there shall be first excluded shares of Common Stock proposed to be included by other shareholders not possessing contractual rights to include the same and (ii) any further reduction shall be first in accordance with the contractual priorities among all other shareholders (having such contractual rights) requesting inclusion of their Common Stock in such registration, including the Executive, and shall be second reduced pro rata among all other shareholders in the proportion of the number of shares of Common Stock submitted for registration by each such shareholder. As used herein, "Registrable Securities" shall mean the shares of Common Stock owned by the Executive or any affiliates of the Executive, which have not been previously sold pursuant to a registration statement and which are otherwise, at the time a request for registration is made, not able to be sold pursuant to Rule 144 promulgated under the Act.

     5.2 Demand Registration Rights. Upon receipt of a written request from Executive, the Company shall, as promptly as practicable, prepare and file a registration statement under the Act with the SEC sufficient to permit the public offering and sale of the Registrable Securities through the facilities of all appropriate securities exchanges and the over-the-counter market, and will use its reasonable best efforts through its officers, directors, auditors and counsel to cause such registration statement to become effective as promptly as practicable.

     5.3 Blue Sky Limitations. In the event of a registration pursuant to the provisions of this Section 5, the Company shall use its reasonable best efforts to cause the Registrable Securities so registered to be registered or qualified for sale under the securities or blue sky laws of such jurisdictions as the Executive may reasonably request; provided, however, that the Company shall not by reason of this Section 5.3 be required to qualify to do business, or to subject itself to taxation, or to file a general consent to service of process in any jurisdiction.

     5.4 Duration. The Company shall keep effective any registration or qualification contemplated by this Section 5 at all times thereafter and shall from time to time amend or supplement each applicable registration statement, preliminary prospectus, final prospectus, application, document, and communication for such period of time as shall be required to permit the Executive to complete the offer and sale of the Registrable Securities covered thereby or until the date on which all Registrable Securities can be sold pursuant to Rule 144 under the Act.

     5.5 Survival. Notwithstanding anything herein to the contrary the terms of this Section 5 shall survive the termination of the Executive's employment with the Company and shall survive for so long as Executive owns Registrable Securities.

                  6.       Other Provisions.
                           ----------------

     6.1. Notices. Any notice or other communication required or which may be given hereunder shall be in writing and shall be delivered personally, telegraphed, telexed, sent by facsimile transmission or sent by certified, registered or express mail, postage prepaid, and shall be deemed given when so delivered personally, telegraphed, telexed, or sent by facsimile transmission or, if mailed, four (4) days after the date of mailing, as follows:

                           (a)      If the Company, to:

                                    Dynacore Holdings Corporation
                                    717 Fifth Avenue, 15th Floor
                                    New York, New York 10022

                                    Attention:  Board of Directors
                                    Telephone:  (212) 371-7711
                                    Fax:  (212) 223-0006

                                    With a copy to:

                                    Pryor Cashman Sherman & Flynn LLP
                                    410 Park Avenue
                                    New York, New York  10022

                                    Attention:       Selig D. Sacks, Esq.
                                    Telephone:       (212) 326-0879
                                    Fax:             (212) 326-0806

                           (b) If to the Executive, to his home address set forth in the records of the Company.

     6.2 Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements, written or oral, with respect thereto.

     6.3 Waiver and Amendments. This Agreement may be amended, modified, superseded, canceled, renewed or extended, and the terms and conditions hereof may be waived, only by a written instrument signed by the parties or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any right, power or privilege hereunder, nor any single or partial exercise of any right, power or privilege hereunder, preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

     6.4 Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of New York applicable to agreements made and to be performed entirely within such state, without regard to conflicts of laws principles.

     6.5 Dispute Resolution. The Company and Executive agree to arbitrate any controversy or claim arising out of this Agreement or otherwise relating to Executive's employment by the Company during the Term or Executive's termination of such employment prior to or as of the end of the Term. Any such controversy or claim shall be resolved in binding arbitration in a proceeding administered by and under the National Rules for the Resolution of Employment Disputes of the American Arbitration Association, in the American Arbitration Association office located in New York City. Except as otherwise provided under Section 6.9 hereof, the arbitrator shall not have authority to modify or change any of the terms of this Agreement. Both parties and the arbitrator will treat the arbitration process and the activities which occur in the proceedings as confidential. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any federal or state court in New York County.

     6.6 Assignability. This Agreement, and the Executive's rights and obligations hereunder, may not be assigned by the Executive. The Company may assign this Agreement and its rights, together with its obligations, to any other entity which will substantially carry on the business of the Company.

     6.7 Counterparts. This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

     6.8 Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning of terms contained herein.

     6.9 Severability. If any term, provision, covenant or restriction of this Agreement, or any part thereof, is held by a court of competent jurisdiction of any foreign, federal, state, county or local government or any other governmental, regulatory or administrative agency, arbitrator or authority to be invalid, void, unenforceable or against public policy for any reason, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected or impaired or invalidated.



                           [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                  IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have executed this Agreement as of the day and year first above mentioned.



                                                     EXECUTIVE




                                       ------------------------------------
                                       Asher B. Edelman


                                       DYNACORE HOLDINGS CORP.




                                       By:
                                          ---------------------------------
                                            Name:
                                            Title:

                                                                 EXHIBIT 10(mm)

                         EXECUTIVE EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT ("Agreement") dated as of ______ __, 2000 between Dynacore Holdings Corporation, a Delaware corporation (the "Company") and Gerald N. Agranoff (the "Executive").

                  WHEREAS,   the  parties  wish  to   establish   the  terms  of
Executive's future employment with the Company.

                  Accordingly, the parties agree as follows:

                  1.       Employment, Duties and Acceptance.
                           ---------------------------------

     1.1 Employment by the Company. The Company shall employ the Executive effective as of Effective Date of the Company's Plan of Reorganization, as defined therein (the "Effective Date") to render services to the Company. The Executive will serve in the capacity of Chief Operating Officer and Acting President of the Company and Vice Chairman of the Board of Directors of the Company (the "Board of Directors"). The Executive shall report to the Chief Executive Officer of the Company and Chairman of the Board of Directors and perform duties as may be assigned to him from time to time by the Chief
Executive Officer of the Company and Chairman of the Board of Directors; provided, however, that the Executive and the Company agree and acknowledge that the Executive shall be permitted to engage in any other activity or business as a director, stockholder, partner, owner, employee, consultant, agent or in any other capacity so long as such activity or business does not conflict with the business of the Company.

     1.2 Acceptance of Employment by the Executive. The Executive accepts such employment and shall render the services described above.

                  2.       Duration of Employment.
                           ----------------------

     This Agreement and the employment relationship hereunder will continue in effect for eighteen (18) months from the Effective Date (the "Term"), unless terminated sooner in accordance with Section 4 hereof.

                  3.       Compensation by the Company.
                           ---------------------------

     3.1 Base Salary. As compensation for all services rendered pursuant to this Agreement, the Company will pay to the Executive an annual base salary of One Hundred Fifty-Seven Thousand Five Hundred Dollars ($157,500), subject only to upward adjustment by the Compensation Committee of the Board of Directors of the Company and payable in accordance with the payroll practices of the Company ("Base Salary").

     3.2. Bonuses. For each Fiscal Year (as hereinafter defined) or portion thereof during the Term and to the extent EBITDA (as hereinafter defined) for the applicable period exceeds twelve and one-half percent (12 1/2%) of Net Equity (as hereinafter defined) for the applicable period, the Company will pay to the Executive, in addition to Base Salary set forth above, a bonus in an amount equal to four percent (4%) of the amount by which EBITDA exceeds twelve and one-half percent (12 1/2%) of Net Equity (the "Bonus"). The Bonus shall be payable no later than 90 days following the end of the applicable period for which it is paid.

     "EBITDA" shall mean, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided, however, EBITDA shall not include amounts received from the Company's Patent Litigation Trust that must be distributed to shareholders pursuant to
Section 7.05 of the Amended Plan of Reorganization of Dynacore Holdings Corporation dated October ___, 2000.

     "Net Equity" shall mean net assets less net liabilities determined as of the last day of the applicable period.

     3.3 Participation in Employee Benefit Plans. The Executive shall be eligible to participate in all retirement plans and other benefit plans of the Company and the Executive and his dependents shall be eligible to participate in the health benefit plans of the Company (specifically including, but not limited to, mental health benefits and benefits under the Company's Supplemental Executive Medical Plan). In addition to any company-wide life insurance plans, the Company shall pay the premiums for a life insurance policy on the life of the Executive for the benefit of Executive's designated beneficiaries which provides a death benefit equal to one hundred percent (100%) of Base Salary (the "Additional Life Insurance Policy").

     3.4 Stock Options. On the Effective Date, the Executive shall be granted incentive stocks options to the extent such options may be designated as such under applicable law and to the extent that all or a portion of the options do not so qualify non-qualified stock options for the purchase of one hundred seventy-five thousand (175,000) shares of Common Stock, at an exercise price of seventy-five cents ($0.75) per share (the "Exercise Price"). The options shall vest in equal installments on the date coinciding with six (6) months, twelve
(12) months and eighteen (18) months from the Effective Date. Vested options may be exercised by the Executive at any time prior to the 10th anniversary of the Effective Date (the "Option Term"). Options may be exercised (i) in cash, by check by, bank draft or by money order payment to the Company, (ii) by delivering Common Stock of the Company already owned by the Executive and having a total Fair Market Value on the date of such delivery equal to the Exercise Price, (iii) through the written election of the Executive to have shares of Common Stock withheld by the Company from the shares otherwise to be received upon the exercise of the option, with such withheld shares having an aggregate Fair Market Value on the date of exercise equal to the Exercise Price, (iv) by wire transfer to an account designated by the Company or (v) by any combination of the above methods of payment.

     "Fair Market Value" shall mean, on any day, with respect to shares of Common Stock of the Company which are (a) listed on a United States securities exchange, the last sales price of such shares of Common Stock on such day on the largest United States securities exchange on which such Common Stock shall have traded, or if such day is not a day on which a United States securities exchange is open for trading, on the immediately preceding day on which such securities exchange was open, (b) not listed on a United States securities exchange but are included in The NASDAQ Stock Market System (including the NASDAQ National Market), the last sales price of such shares of Common Stock on such day, or if such day is not a trading day, on the immediately preceding trading day or (c) neither listed on a United States securities exchange nor included in The NASDAQ Stock Market System, the fair market value of such Common Stock as determined from time to time by the Board of Directors in good faith in its sole discretion.

     3.5 Office Space. The Company shall provide the Executive with office space at 717 Fifth Avenue, 15th Floor, New York, New York, substantially comparable to the office space provided to the Executive immediately prior to the Effective Date.

     3.6 Secretarial Reimbursement. The Company shall provide the services of, or at the election of the Executive, reimburse the Executive for the payment of salary and benefits with respect to the equivalent of, one full time experienced executive secretary, as selected by the Executive.

     3.7 Expense Reimbursement. During the Term, the Executive shall be entitled to receive prompt reimbursement of all reasonable out-of-pocket expenses properly incurred by him in connection with his duties under this Agreement, including reasonable expenses of entertainment and travel; provided, that reimbursement of any expense in excess of Ten Thousand Dollars ($10,000) must be approved in advance by the Compensation Committee.

     3.8 Vacation. The Executive shall be entitled to twenty (20) days of vacation per year.

                  4.       Termination.
                           -----------

     4.1 Termination Upon Death. If the Executive dies during the Term, (i) the Executive's legal representatives shall be entitled to receive the Executive's Base Salary through the end of the month in which the death of the Executive occurs, (ii) the Executive's legal representatives shall be entitled to receive a pro rata portion of the bonus pursuant to Section 3.2 hereof for the year of the Executive's death, based on the period beginning on the first day of the Fiscal Year in which the death of the Executive occurs and ending on the last day of the month in which the death of the Executive occurs, (iii) the Executive's dependents shall receive reimbursement from the Company for the cost of continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") for the entire period of COBRA coverage determined under applicable law, (iv) the Executive's legal representatives shall receive all benefits and entitlements under any benefit plan of or other arrangement with the Company, including, but not limited to, benefits under the Executive's Additional Life Insurance Policy, (v) all unvested options shall vest and become immediately exercisable and all options shall remain exercisable by the Executive's beneficiaries, heirs or legal representatives until the expiration of the Option Term, (vi) payment for all accrued but unused vacation and (vii) the Executive's beneficiaries, heirs or legal representatives shall receive reimbursement for all of the Executive's business expenses accrued to the date of death.

     4.2 Termination Upon Disability. If during the Term, the Executive's employment is terminated as a result of a "Disability" (as defined below), (i) the Executive (or his legal representatives, if applicable) shall be entitled to receive the Executive's Base Salary through the end of the month in which the Executive is terminated, (ii) the Executive (or his legal representatives, if applicable) shall be entitled to receive a pro rata portion of the bonus pursuant to Section 3.2 hereof for the year of the Executive's termination, based on the period beginning on the first day of the Fiscal Year in which the termination of the Executive's employment occurs and ending on the last day of the month in which the termination of the Executive's employment occurs, (iii) the Executive and the Executive's dependents shall receive reimbursement from the Company for the cost of continuation health coverage under COBRA for the entire period of COBRA coverage determined under applicable law, (iv) the Executive (or his legal representatives, if applicable) shall receive all benefits and entitlements under any benefit plan of or other arrangement with the Company, (v) all unvested options shall vest and become immediately exercisable and all options shall remain exercisable by the Executive (or his legal representatives, if applicable) until the expiration of the Option Term,
(vi) payment for all accrued but unused vacation, (vii) the Executive (or his legal representatives, if applicable) shall receive reimbursement for all of the Executive's business expenses accrued to the date of termination and (viii) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive the Additional Life Insurance Policy. Nothing in this Section 4.2 shall be deemed to in any way affect the Executive's right to participate in or receive benefits from any disability plan maintained by the Company and for which the Executive is otherwise eligible.

     For the purposes of this Agreement, "Disability" shall mean a determination by the Board of Directors in accordance with applicable law that, as a result of a physical or mental illness, the Executive is unable to perform the essential functions of his job with or without reasonable accommodation, for one hundred eighty (180) consecutive days or two hundred seventy (270) days during any eighteen (18) month period.

     4.3 Termination without Cause or with Good Reason. The Executive's employment hereunder may be terminated by the Company without "Cause" (as defined below) upon ninety (90) days prior written notice to the Executive and the Executive may terminate employment with "Good Reason" (as defined below) at any time without notice. Upon a termination without Cause or with Good Reason, the Executive shall receive (i) Base Salary and bonus for the remaining duration of the Term and for an additional period of six (6) months from the end of the Term (collectively, the "Severance Period") as if the Executive was employed by the Company during the Severance Period, (ii) health insurance coverage for the Executive and his dependents and all other benefits and perquisites that the Executive was receiving immediately prior to the date of termination for the duration of the Severance Period, (iii) immediate vesting of all unvested options and all options shall remain exercisable until the expiration of the Option Term, (iv) all benefits and entitlements under any benefit plan of or other arrangement with the Company including, without limitation, the payment of premiums on the Additional Life Insurance Policy during the Severance Period,
(v) payment for all accrued but unused vacation and (vi) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive at the end of the Severance Period the Additional Life Insurance Policy. The decision by the Company not to renew the Agreement at the end of the Term on terms and conditions at least as favorable as immediately prior to the end of the Term shall be deemed a termination by the Company without Cause.

     For the purposes of this Agreement, "Cause" shall mean (i) the Executive's gross negligence, recklessness or malfeasance in the performance of his duties which results in material financial injury to the Company, (ii) the Executive committing any act or acts of fraud, theft or embezzlement, which, if convicted, would constitute a felony and which results or intends to result directly or indirectly in gain or personal enrichment of the Executive at the expense of the Company or (iii) the Executive willfully engaging in any conduct relating to the business of the Company that could reasonably be expected to have a materially detrimental effect on the business or financial condition of the Company; provided that the Company must give the Executive written notice of its intent to terminate the Executive with Cause and the Executive shall have thirty (30) days from the date of the notice to cure the deficiency.

     For purposes of this Agreement, "Good Reason" shall mean (i) the assignment to the Executive of duties and responsibilities not commensurate with his status as Chief Operating Officer and Acting President of the Company and Vice Chairman of the Board of Directors or the diminution of the Executive's duties, change in the Executive's title or status or removal from or failure to re-elect the Executive as a member of the Board (except in conjunction with a termination for Cause), (ii) the failure of the Company to provide compensation and benefits to the Executive at the levels required by this Agreement, or (iii) the failure of the Company to adhere in any substantial manner to any of its covenants contained in this Agreement. Termination of the Executive's employment by the Executive following a Change of Control (a sale of more than fifty percent (50%) of the shares of Common Stock or sale of all or substantially all of the assets of the Company), will be deemed a Good Reason termination.

     4.4 Termination with Cause or without Good Reason. The Company may terminate the Executive's employment with Cause (subject to the cure period set forth above) and the Executive may terminate employment without Good Reason at any time without notice. Upon a termination by the Company with Cause or by the Executive without Good Reason, the Executive shall receive (i) a pro rata portion of (A) Base Salary and (B) the bonus pursuant to Section 3.2 hereof for the year of the Executive's termination, based on the period of employment prior to the date of termination, (ii) all previously earned and accrued entitlements under any benefit plan of or other arrangement with the Company, (iii) reimbursement for all business expenses accrued to the date of termination, (iv) all vested options shall remain exercisable until the expiration of the Option Term, (v) payment for all accrued but unused vacation and (vi) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive the Additional Life Insurance Policy.


         Registration Rights.
         -------------------

     5.1 Piggyback Registration Rights. If, at any time after the date hereof, the Company shall file a registration statement under the Securities Act of 1933, as amended (the "Act") with the Securities and Exchange Commission (the "SEC") covering shares of capital stock of the Company while any Registrable Securities (as defined in the last sentence of this paragraph 5.1) shall be outstanding, the Company shall give the Executive 30 days' prior written notice of the filing of such registration statement. If requested by the Executive, in writing, within 10 days after the date of any such notice, the Company shall, at the Company's sole expense (other than the fees and disbursements of counsel for the Executive and any underwriting discounts or commissions payable in respect of the Registrable Securities sold by Executive), include in such registration statement all or any portion of the Registrable Securities of Executive and any of his affiliates, all to the extent required to permit the public offering and sale of the Registrable Securities through the facilities of all appropriate securities exchanges and the over-the-counter market, and will use its reasonable best efforts through its officers, directors, auditors and counsel to cause such registration statement to become effective as promptly as practicable. Notwithstanding the foregoing, if the managing underwriter of any such offering shall advise the Company that, in its opinion, the registration of all or a portion of the Registrable Securities requested to be included in the registration would materially adversely affect the distribution of such securities by the Company, then the Company shall be required to include in the registration only that number of Registrable Securities which the Company or the managing underwriter believe will not jeopardize the success of the offering and the number of shares of Common Stock otherwise to be included in the registration statement shall be reduced as follows: (iii) there shall be first excluded shares of Common Stock proposed to be included by other shareholders not possessing contractual rights to include the same and (iv) any further reduction shall be first in accordance with the contractual priorities among all other shareholders (having such contractual rights) requesting inclusion of their Common Stock in such registration, including the Executive, and shall be second reduced pro rata among all other shareholders in the proportion of the number of shares of Common Stock submitted for registration by each such shareholder. As used herein, "Registrable Securities" shall mean the shares of Common Stock owned by the Executive or any affiliates of the Executive, which have not been previously sold pursuant to a registration statement and which are otherwise, at the time a request for registration is made, not able to be sold pursuant to Rule 144 promulgated under the Act.

     5.2 Demand Registration Rights. Upon receipt of a written request from Executive, the Company shall, as promptly as practicable, prepare and file a registration statement under the Act with the SEC sufficient to permit the public offering and sale of the Registrable Securities through the facilities of all appropriate securities exchanges and the over-the-counter market, and will use its reasonable best efforts through its officers, directors, auditors and counsel to cause such registration statement to become effective as promptly as practicable.

     5.3 Blue Sky Limitations. In the event of a registration pursuant to the provisions of this Section 5, the Company shall use its reasonable best efforts to cause the Registrable Securities so registered to be registered or qualified for sale under the securities or blue sky laws of such jurisdictions as the Executive may reasonably request; provided, however, that the Company shall not by reason of this Section 5.3 be required to qualify to do business, or to subject itself to taxation, or to file a general consent to service of process in any jurisdiction.

     5.4 Duration. The Company shall keep effective any registration or qualification contemplated by this Section 5 at all times thereafter and shall from time to time amend or supplement each applicable registration statement, preliminary prospectus, final prospectus, application, document, and communication for such period of time as shall be required to permit the Executive to complete the offer and sale of the Registrable Securities covered thereby or until the date on which all Registrable Securities can be sold pursuant to Rule 144 under the Act.

     5.5 Survival. Notwithstanding anything herein to the contrary the terms of this Section 5 shall survive the termination of the Executive's employment with the Company and shall survive for so long as Executive owns Registrable Securities.

                  6.       Other Provisions.
                           ----------------

     6.1. Notices. Any notice or other communication required or which may be given hereunder shall be in writing and shall be delivered personally, telegraphed, telexed, sent by facsimile transmission or sent by certified, registered or express mail, postage prepaid, and shall be deemed given when so delivered personally, telegraphed, telexed, or sent by facsimile transmission or, if mailed, four (4) days after the date of mailing, as follows:

                           (a)      If the Company, to:

                                    Dynacore Holdings Corporation
                                    717 Fifth Avenue, 15th Floor
                                    New York, New York 10022

                                    Attention:  Asher B. Edelman
                                    Telephone:  (212) 371-7711
                                    Fax:  (212) 223-0006

                                    With a copy to:

                                    Pryor Cashman Sherman & Flynn LLP
                                    410 Park Avenue
                                    New York, New York  10022

                                    Attention:       Selig D. Sacks, Esq.
                                    Telephone:       (212) 326-0879
                                    Fax:             (212) 326-0806

                           (b) If to the Executive, to his home address set forth in the records of the Company.

     6.2 Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements, written or oral, with respect thereto.

     6.3 Waiver and Amendments. This Agreement may be amended, modified, superseded, canceled, renewed or extended, and the terms and conditions hereof may be waived, only by a written instrument signed by the parties or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any right, power or privilege hereunder, nor any single or partial exercise of any right, power or privilege hereunder, preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

     6.4 Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of New York applicable to agreements made and to be performed entirely within such state, without regard to conflicts of laws principles.

     6.5 Dispute Resolution. The Company and Executive agree to arbitrate any controversy or claim arising out of this Agreement or otherwise relating to Executive's employment by the Company during the Term or Executive's termination of such employment prior to or as of the end of the Term. Any such controversy or claim shall be resolved in binding arbitration in a proceeding administered by and under the National Rules for the Resolution of Employment Disputes of the American Arbitration Association, in the American Arbitration Association office located in New York City. Except as otherwise provided under Section 6.9 hereof, the arbitrator shall not have authority to modify or change any of the terms of this Agreement. Both parties and the arbitrator will treat the arbitration process and the activities which occur in the proceedings as confidential. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any federal or state court in New York County.

     6.6 Assignability. This Agreement, and the Executive's rights and obligations hereunder, may not be assigned by the Executive. The Company may assign this Agreement and its rights, together with its obligations, to any other entity which will substantially carry on the business of the Company.

     6.7 Counterparts. This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

     6.8 Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning of terms contained herein.

     6.9 Severability. If any term, provision, covenant or restriction of this Agreement, or any part thereof, is held by a court of competent jurisdiction of any foreign, federal, state, county or local government or any other governmental, regulatory or administrative agency, arbitrator or authority to be invalid, void, unenforceable or against public policy for any reason, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected or impaired or invalidated.



                           [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                  IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have executed this Agreement as of the day and year first above mentioned.



                                          EXECUTIVE




                                          ------------------------------------
                                          Gerald N. Agranoff


                                          DYNACORE HOLDINGS CORP.




                                          By:
                                             --------------------------------
                                               Name:
                                               Title:

                                                                EXHIBIT 10 (nn)

EXECUTIVE EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT ("Agreement") dated as of ______ __, 2000 between Dynacore Holdings Corporation, a Delaware corporation (the "Company") and Phillip P. Krumb (the "Executive").

                  WHEREAS,   the  parties  wish  to   establish   the  terms  of
Executive's future employment with the Company.

                  Accordingly, the parties agree as follows:

                  1.       Employment, Duties and Acceptance.
                           ---------------------------------

     1.1 Employment by the Company. The Company shall employ the Executive effective as of Effective Date of the Company's Plan of Reorganization, as defined therein (the "Effective Date") to render services to the Company. The Executive will serve in the capacity of Vice President and Chief Financial Officer of the Company and a member of the Board of Directors of the Company (the "Board of Directors"). The Executive shall report to the Chief Executive Officer of the Company and Chairman of the Board of Directors and perform duties as may be assigned to him from time to time by the Chief Executive Officer of the Company and Chairman of the Board of Directors; provided, however, that the Executive and the Company agree and acknowledge that the Executive shall be permitted to engage in any other activity or business as a director, stockholder, partner, owner, employee, consultant, agent or in any other capacity so long as such activity or business does not conflict with the business of the Company.

     1.2 Acceptance of Employment by the Executive. The Executive accepts such employment and shall render the services described above.

                  2.       Duration of Employment.
                           ----------------------

     This Agreement and the employment relationship hereunder will continue in effect for eighteen (18) months from the Effective Date (the "Term"), unless terminated sooner in accordance with Section 4 hereof.

                  3.       Compensation by the Company.
                           ---------------------------

     3.1 Base Salary. As compensation for all services rendered pursuant to this Agreement, the Company will pay to the Executive an annual base salary of Eighty-Two Thousand, Five Hundred Dollars ($82,500), subject only to upward adjustment by the Compensation Committee of the Board of Directors of the Company and payable in accordance with the payroll practices of the Company ("Base Salary").

     3.2. Bonuses. For each Fiscal Year (as hereinafter defined) or portion thereof during the Term and to the extent EBITDA (as hereinafter defined) for the applicable period exceeds twelve and one-half percent (12 1/2%) of Net Equity (as hereinafter defined) for the applicable period, the Company will pay to the Executive, in addition to Base Salary set forth above, a bonus in an amount equal to one percent (1%) of the amount by which EBITDA exceeds twelve and one-half percent (12 1/2%) of Net Equity (the "Bonus"). The Bonus shall be payable no later than 90 days following the end of the applicable period for which it is paid.

     "EBITDA" shall mean, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided, however, EBITDA shall not include amounts received from the Company's Patent Litigation Trust that must be distributed to shareholders pursuant to
Section 7.05 of the Amended Plan of Reorganization of Dynacore Holdings Corporation dated October ___, 2000.

     Net Equity shall mean net assets less net liabilities determined as of the last day of the applicable period.

     3.3 Participation in Employee Benefit Plans. The Executive shall be eligible to participate in all retirement plans and other benefit plans of the Company and the Executive and his dependents shall be eligible to participate in the health benefit plans of the Company (specifically including, but not limited to, mental health benefits and benefits under the Company's Supplemental Executive Medical Plan). In addition to any company-wide life insurance plans, the Company shall pay the premiums for a life insurance policy on the life of the Executive for the benefit of Executive's designated beneficiaries which provides a death benefit equal to one hundred percent (100%) of Base Salary (the "Additional Life Insurance Policy").

     3.4 Stock Options. On the Effective Date, the Executive shall be granted incentive stocks options to the extent such options may be designated as such under applicable law and to the extent that all or a portion of the options do not so qualify non-qualified stock options for the purchase of seventy-five thousand (75,000) shares of Common Stock, at an exercise price of seventy-five cents ($0.75) per share (the "Exercise Price"). The options shall vest in equal installments on the date coinciding with six (6) months, twelve (12) months and eighteen (18) months from the Effective Date. Vested options may be exercised by the Executive at any time prior to the 10th anniversary of the Effective Date (the "Option Term"). Options may be exercised (i) in cash, by check by, bank draft or by money order payment to the Company, (ii) by delivering Common Stock of the Company already owned by the Executive and having a total Fair Market Value on the date of such delivery equal to the Exercise Price, (iii) through the written election of the Executive to have shares of Common Stock withheld by the Company from the shares otherwise to be received upon the exercise of the option, with such withheld shares having an aggregate Fair Market Value on the date of exercise equal to the Exercise Price, (iv) by wire transfer to an account designated by the Company or (v) by any combination of the above methods of payment.

     "Fair Market Value" shall mean, on any day, with respect to shares of Common Stock of the Company which are (a) listed on a United States securities exchange, the last sales price of such shares of Common Stock on such day on the largest United States securities exchange on which such Common Stock shall have traded, or if such day is not a day on which a United States securities exchange is open for trading, on the immediately preceding day on which such securities exchange was open, (b) not listed on a United States securities exchange but are included in The NASDAQ Stock Market System (including the NASDAQ National Market), the last sales price of such shares of Common Stock on such day, or if such day is not a trading day, on the immediately preceding trading day or (c) neither listed on a United States securities exchange nor included in The NASDAQ Stock Market System, the fair market value of such Common Stock as determined from time to time by the Board of Directors in good faith in its sole discretion.

     3.5 Expense Reimbursement. During the Term, the Executive shall be entitled to receive prompt reimbursement of all reasonable out-of-pocket expenses properly incurred by him in connection with his duties under this Agreement, including reasonable expenses of entertainment and travel; provided, that reimbursement of any expense in excess of Ten Thousand Dollars ($10,000) must be approved in advance by the Compensation Committee.

     3.6 Vacation. The Executive shall be entitled to twenty (20) days of vacation per year.

     4. Termination.

     4.1 Termination Upon Death. If the Executive dies during the Term, (i) the Executive's legal representatives shall be entitled to receive the Executive's Base Salary through the end of the month in which the death of the Executive occurs, (ii) the Executive's legal representatives shall be entitled to receive a pro rata portion of the bonus pursuant to Section 3.2 hereof for the year of the Executive's death, based on the period beginning on the first day of the Fiscal Year in which the death of the Executive occurs and ending on the last day of the month in which the death of the Executive occurs, (iii) the Executive's dependents shall receive reimbursement from the Company for the cost of continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") for the entire period of COBRA coverage determined under applicable law, (iv) the Executive's legal representatives shall receive all benefits and entitlements under any benefit plan of or other arrangement with the Company, including, but not limited to, benefits under the Executive's Additional Life Insurance Policy, (v) all unvested options shall vest and become immediately exercisable and all options shall remain exercisable by the Executive's beneficiaries, heirs or legal representatives until the expiration of the Option Term, (vi) payment for all accrued but unused vacation and (vii) the Executive's beneficiaries, heirs or legal representatives shall receive reimbursement for all of the Executive's business expenses accrued to the date of death.

     4.2 Termination Upon Disability. If during the Term, the Executive's employment is terminated as a result of a "Disability" (as defined below), (i) the Executive (or his legal representatives, if applicable) shall be entitled to receive the Executive's Base Salary through the end of the month in which the Executive is terminated, (ii) the Executive (or his legal representatives, if applicable) shall be entitled to receive a pro rata portion of the bonus pursuant to Section 3.2 hereof for the year of the Executive's termination, based on the period beginning on the first day of the Fiscal Year in which the termination of the Executive's employment occurs and ending on the last day of the month in which the termination of the Executive's employment occurs, (iii) the Executive and the Executive's dependents shall receive reimbursement from the Company for the cost of continuation health coverage under COBRA for the entire period of COBRA coverage determined under applicable law, (iv) the Executive (or his legal representatives, if applicable) shall receive all benefits and entitlements under any benefit plan of or other arrangement with the Company, (v) all unvested options shall vest and become immediately exercisable and all options shall remain exercisable by the Executive (or his legal representatives, if applicable) until the expiration of the Option Term,
(vi) payment for all accrued but unused vacation, (vii) the Executive (or his legal representatives, if applicable) shall receive reimbursement for all of the Executive's business expenses accrued to the date of termination and (viii) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive the Additional Life Insurance Policy. Nothing in this Section 4.2 shall be deemed to in any way affect the Executive's right to participate in or receive benefits from any disability plan maintained by the Company and for which the Executive is otherwise eligible.

     For the purposes of this Agreement, "Disability" shall mean a determination by the Board of Directors in accordance with applicable law that, as a result of a physical or mental illness, the Executive is unable to perform the essential functions of his job with or without reasonable accommodation, for one hundred eighty (180) consecutive days or two hundred seventy (270) days during any eighteen (18) month period.

     4.3 Termination without Cause or with Good Reason. The Executive's employment hereunder may be terminated by the Company without "Cause" (as defined below) upon ninety (90) days prior written notice to the Executive and the Executive may terminate employment with "Good Reason" (as defined below) at any time without notice. Upon a termination without Cause or with Good Reason, the Executive shall receive (i) Base Salary and bonus for the remaining duration of the Term and for an additional period of six (6) months from the end of the Term (collectively, the "Severance Period") as if the Executive was employed by the Company during the Severance Period, (ii) health insurance coverage for the Executive and his dependents and all other benefits and perquisites that the Executive was receiving immediately prior to the date of termination for the duration of the Severance Period, (iii) immediate vesting of all unvested options and all options shall remain exercisable until the expiration of the Option Term, (iv) all benefits and entitlements under any benefit plan of or other arrangement with the Company including, without limitation, the payment of premiums on the Additional Life Insurance Policy during the Severance Period,
(v) payment for all accrued but unused vacation and (vi) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive at the end of the Severance Period the Additional Life Insurance Policy. The decision by the Company not to renew the Agreement at the end of the Term on terms and conditions at least as favorable as immediately prior to the end of the Term shall be deemed a termination by the Company without Cause.

     For the purposes of this Agreement, "Cause" shall mean (i) the Executive's gross negligence, recklessness or malfeasance in the performance of his duties which results in material financial injury to the Company, (ii) the Executive committing any act or acts of fraud, theft or embezzlement, which, if convicted, would constitute a felony and which results or intends to result directly or indirectly in gain or personal enrichment of the Executive at the expense of the Company or (iii) the Executive willfully engaging in any conduct relating to the business of the Company that could reasonably be expected to have a materially detrimental effect on the business or financial condition of the Company; provided that the Company must give the Executive written notice of its intent to terminate the Executive with Cause and the Executive shall have thirty (30) days from the date of the notice to cure the deficiency.

     For purposes of this Agreement, "Good Reason" shall mean (i) the assignment to the Executive of duties and responsibilities not commensurate with his status as Vice President and Chief Financial Officer of the Company and a member of the Board of Directors or the diminution of the Executive's duties, change in the Executive's title or status or removal from or failure to re-elect the Executive as a member of the Board (except in conjunction with a termination for Cause),
(ii) the failure of the Company to provide compensation and benefits to the Executive at the levels required by this Agreement, or (iii) the failure of the Company to adhere in any substantial manner to any of its covenants contained in this Agreement. Termination of the Executive's employment by the Executive following a Change of Control (a sale of more than fifty percent (50%) of the shares of Common Stock or sale of all or substantially all of the assets of the Company), will be deemed a Good Reason termination.

     4.4 Termination with Cause or without Good Reason. The Company may terminate the Executive's employment with Cause (subject to the cure period set forth above) and the Executive may terminate employment without Good Reason at any time without notice. Upon a termination by the Company with Cause or by the Executive without Good Reason, the Executive shall receive (i) a pro rata portion of (A) Base Salary and (B) the bonus pursuant to Section 3.2 hereof for the year of the Executive's termination, based on the period of employment prior to the date of termination, (ii) all previously earned and accrued entitlements under any benefit plan of or other arrangement with the Company, (iii) reimbursement for all business expenses accrued to the date of termination, (iv) all vested options shall remain exercisable until the expiration of the Option Term, (v) payment for all accrued but unused vacation and (vi) at the election of the Executive (or his legal representative, if applicable), the Company shall transfer to the Executive the Additional Life Insurance Policy.




                  Registration Rights.
                  -------------------

     5.1 Piggyback Registration Rights. If, at any time after the date hereof, the Company shall file a registration statement under the Securities Act of 1933, as amended (the "Act") with the Securities and Exchange Commission (the "SEC") covering shares of capital stock of the Company while any Registrable Securities (as defined in the last sentence of this paragraph 5.1) shall be outstanding, the Company shall give the Executive 30 days' prior written notice of the filing of such registration statement. If requested by the Executive, in writing, within 10 days after the date of any such notice, the Company shall, at the Company's sole expense (other than the fees and disbursements of counsel for the Executive and any underwriting discounts or commissions payable in respect of the Registrable Securities sold by Executive), include in such registration statement all or any portion of the Registrable Securities of Executive and any of his affiliates, all to the extent required to permit the public offering and sale of the Registrable Securities through the facilities of all appropriate securities exchanges and the over-the-counter market, and will use its reasonable best efforts through its officers, directors, auditors and counsel to cause such registration statement to become effective as promptly as practicable. Notwithstanding the foregoing, if the managing underwriter of any such offering shall advise the Company that, in its opinion, the registration of all or a portion of the Registrable Securities requested to be included in the registration would materially adversely affect the distribution of such securities by the Company, then the Company shall be required to include in the registration only that number of Registrable Securities which the Company or the managing underwriter believe will not jeopardize the success of the offering and the number of shares of Common Stock otherwise to be included in the registration statement shall be reduced as follows: (v) there shall be first excluded shares of Common Stock proposed to be included by other shareholders not possessing contractual rights to include the same and (vi) any further reduction shall be first in accordance with the contractual priorities among all other shareholders (having such contractual rights) requesting inclusion of their Common Stock in such registration, including the Executive, and shall be second reduced pro rata among all other shareholders in the proportion of the number of shares of Common Stock submitted for registration by each such shareholder. As used herein, "Registrable Securities" shall mean the shares of Common Stock owned by the Executive or any affiliates of the Executive, which have not been previously sold pursuant to a registration statement and which are otherwise, at the time a request for registration is made, not able to be sold pursuant to Rule 144 promulgated under the Act.

     5.2 Demand Registration Rights. Upon receipt of a written request from Executive, the Company shall, as promptly as practicable, prepare and file a registration statement under the Act with the SEC sufficient to permit the public offering and sale of the Registrable Securities through the facilities of all appropriate securities exchanges and the over-the-counter market, and will use its reasonable best efforts through its officers, directors, auditors and counsel to cause such registration statement to become effective as promptly as practicable.

     5.3 Blue Sky Limitations. In the event of a registration pursuant to the provisions of this Section 5, the Company shall use its reasonable best efforts to cause the Registrable Securities so registered to be registered or qualified for sale under the securities or blue sky laws of such jurisdictions as the Executive may reasonably request; provided, however, that the Company shall not by reason of this Section 5.3 be required to qualify to do business, or to subject itself to taxation, or to file a general consent to service of process in any jurisdiction.

     5.4 Duration. The Company shall keep effective any registration or qualification contemplated by this Section 5 at all times thereafter and shall from time to time amend or supplement each applicable registration statement, preliminary prospectus, final prospectus, application, document, and communication for such period of time as shall be required to permit the Executive to complete the offer and sale of the Registrable Securities covered thereby or until the date on which all Registrable Securities can be sold pursuant to Rule 144 under the Act.

     5.5 Survival. Notwithstanding anything herein to the contrary the terms of this Section 5 shall survive the termination of the Executive's employment with the Company and shall survive for so long as Executive owns Registrable Securities.


     6. Other Provisions.

     6.1. Notices. Any notice or other communication required or which may be given hereunder shall be in writing and shall be delivered personally, telegraphed, telexed, sent by facsimile transmission or sent by certified, registered or express mail, postage prepaid, and shall be deemed given when so delivered personally, telegraphed, telexed, or sent by facsimile transmission or, if mailed, four (4) days after the date of mailing, as follows:

                           (a)      If the Company, to:

                                    Dynacore Holdings Corporation
                                    717 Fifth Avenue, 15th Floor
                                    New York, New York 10022

                                    Attention:  Asher B. Edelman
                                    Telephone:  (212) 371-7711
                                    Fax:  (212) 223-0006

                                    With a copy to:

                                    Pryor Cashman Sherman & Flynn LLP
                                    410 Park Avenue
                                    New York, New York  10022

                                    Attention:       Selig D. Sacks, Esq.
                                    Telephone:       (212) 326-0879
                                    Fax:             (212) 326-0806

                           (b) If to the Executive, to his home address set forth in the records of the Company.

     6.2 Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements, written or oral, with respect thereto.

     6.3 Waiver and Amendments. This Agreement may be amended, modified, superseded, canceled, renewed or extended, and the terms and conditions hereof may be waived, only by a written instrument signed by the parties or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any right, power or privilege hereunder, nor any single or partial exercise of any right, power or privilege hereunder, preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

     6.4 Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of New York applicable to agreements made and to be performed entirely within such state, without regard to conflicts of laws principles.

     6.5 Dispute Resolution. The Company and Executive agree to arbitrate any controversy or claim arising out of this Agreement or otherwise relating to Executive's employment by the Company during the Term or Executive's termination of such employment prior to or as of the end of the Term. Any such controversy or claim shall be resolved in binding arbitration in a proceeding administered by and under the National Rules for the Resolution of Employment Disputes of the American Arbitration Association, in the American Arbitration Association office located in New York City. Except as otherwise provided under Section 6.9 hereof, the arbitrator shall not have authority to modify or change any of the terms of this Agreement. Both parties and the arbitrator will treat the arbitration process and the activities which occur in the proceedings as confidential. The decision of the arbitrator shall be rendered in writing, shall be final and may be entered as a judgment in any federal or state court in New York County.

     6.6 Assignability. This Agreement, and the Executive's rights and obligations hereunder, may not be assigned by the Executive. The Company may assign this Agreement and its rights, together with its obligations, to any other entity which will substantially carry on the business of the Company.

     6.7 Counterparts. This Agreement may be executed in two (2) or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

     6.8 Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning of terms contained herein.

     6.9 Severability. If any term, provision, covenant or restriction of this Agreement, or any part thereof, is held by a court of competent jurisdiction of any foreign, federal, state, county or local government or any other governmental, regulatory or administrative agency, arbitrator or authority to be invalid, void, unenforceable or against public policy for any reason, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected or impaired or invalidated.

     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have executed this Agreement as of the day and year first above mentioned.

                                          EXECUTIVE




                                          ------------------------------------
                                          Phillip P. Krumb





                                          DYNACORE HOLDINGS CORP.




                                          By:
                                             ----------------------------------
                                               Name:
                                               Title: