Form 10-K/A
period 2000-12-31
DYNACORE HOLDINGS CORP
filed 2001-04-18
CIK 205239

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

ITEM 8.  Financial Statements and Supplementary Data.


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                        Page

Report of Marks Paneth & Shron LLP
     Independent Auditors                                               18

Report of Ernst & Young LLP                                             19
     Independent Auditors

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

                                          Successor                                     Predecessor
                                          --------------- -----------------------------------------------------------------
                                             2000             2000          Five Months Ended
                                        12/19 - 12/31     01/01 - 12/18         12/31/99            07/31/99       08/01/98
---------------------------------------------------------------------------------------------------------------------------
Revenue:
Sales                                              $--          $37,819          $27,932             $78,687        $88,924
Service and other                                  --            25,137           23,928              59,598         62,521
---------------------------------------------------------------------------------------------------------------------------
Total revenue                                      --            62,956           51,860             138,285        151,445

Operating costs and expenses:
Cost of sales                                      --            28,884           21,831              60,740         70,029
Cost of service and other                          --            19,502           17,143              41,958         40,480
Research and development                           --               491              490               1,965          2,466
Selling, general and administrative               173            17,083           13,544              35,695         33,300
Restructuring costs                                22                --              624                 813             96
---------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                195            65,960           53,632             141,171        146,371
---------------------------------------------------------------------------------------------------------------------------

Operating  income (loss)                         (195)           (3,004)          (1,772)             (2,886)         5,074

Non-operating income (expense):
Interest expense                                   --            (1,993)          (2,378)             (5,731)        (6,148)
Other, net                                       (116)            1,924              (35)                196          1,195
Reorganization items:
Gain on sale of European Operations                --            52,473               --                  --             --
---------------------------------------------------------------------------------------------------------------------------
Income (loss)  before  income taxes
 and extraordinary credit                        (311)           49,400           (4,185)             (8,421)           121
Income taxes (benefit)                             --            (1,420)             328                 835          1,345
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary credit                            (311)           50,820           (4,513)             (9,256)        (1,224)
Extraordinary credits:
  Fresh start adjustments                          --             3,771               --               1,707            555
  Debt extinguishment                              --            26,488               --                  --             --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $(311)          $81,079          $(4,513)            $(7,549)         $(669)
============================================================================================================================

Net income (loss), adjusted for preferred
stock dividends paid or accumulated plus
gain on exchange and retirement of
preferred stock -
Net Income (loss) applicable to common          $(311)          $95,513          $(4,678)            $(7,927)       $(1,391)
============================================================================================================================

Basic income (loss) per common share:
Income (loss) before extraordinary credit      $(.03)            $12.10          $(1.13)            $ (2.42)         $(.48)
Gain on the exchange and retirement of
   preferred stock                                 --                                 --                 .07             --
Extraordinary credit-fresh start adjustments                        .91               --                  --             --
Extraordinary credit-debt extinguishment           --             10.03               --                 .42            .14
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share             $(.03)            $23.04          $(1.13)             $(1.93)         $(.34)
===========================================================================================================================

Diluted income (loss) per common share:
Income (loss) before extraordinary credit      $(.03)            $10.25          $(1.13)            $ (2.42)         $(.48)
Gain on the exchange and retirement of
   preferred stock                                 --                                 --                 .07             --
Extraordinary credit-fresh start adjustments                        .74               --                  --             --
Extraordinary credit-debt extinguishment           --              5.17               --                 .42            .14
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share             $(.03)            $16.16          $(1.13)             $(1.93)         $(.34)
===========================================================================================================================

=========================================================================================
Average common shares outstanding:
        Basic                              10,000,000         4,145,770        4,131,074           4,104,029      4,045,963
        Diluted                            10,000,000         5,118,172        4,131,074           4,104,029      4,045,963


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

                                                         Successor                      Predecessor
                                                         ----------     -------------------------------------------------------
                                                             2000          2000
                                                          12/19-12/31    01/01-12/18    12/31/99           1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                           $(311)       $81,079         $(4,513)       $(7,549)          $(669)
Adjustments to reconcile net income (loss) to net cash
provided from (used in) operating activities:
Depreciation                                                    5            801           1,470          3,179           3,785
Amortization of reorganized value in excess of amounts
     allocable to identifiable assets                           8             --              --             --              --
Officer stock compensation                                    750             --              --             --              --
Provision for losses (recoveries) on accounts receivable       --             35            (203)          (299)             33
Realized gain on sale of European Operations                   --        (52,473)             --           (273)         (1,205)
Gain on debt extinguishment                                    --        (26,488)             --         (1,707)           (555)
Non-cash pension expense                                       --             --              --          2,761           2,047
Deferred income taxes                                          --            188              60           (616)            836
Fresh start accounting adjustments                             --         (3,771)             --             --              --
Changes in assets and liabilities:
(Increase) Decrease in receivables                            (12)        (4,303)            714           (406)         (7,515)
(Increase) decrease in inventory                               --            (53)          1,008            354           1,139
Increase (Decrease) in accounts payable and accrued expenses(1,637)       12,568           1,044         (1,960)          2,359
Increase (Decrease) in other liabilities and deferred credits  --         (3,487)         (1,254)        (1,948)           (470)
Other, net                                                    (24)        (1,293)            (94)         1,302          (2,058)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) operating activities      (1,221)         2,803          (1,768)        (7,162)         (2,273)

Cash flows from investing activities:
Payments for fixed assets                                      --         (1,513)         (1,729)        (3,312)         (2,354)
Proceeds from disposition of European Operations               --         43,306              --          2,111           3,200
  (net of cash retained by European subsidiaries of $1,819)
Other, net                                                     --            432             153            411             108
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) investing activities          --         42,225          (1,576)          (790)            954

Cash flows from financing activities:
Payments on borrowings                                         --        (50,467)        (49,811)       (90,289)        (84,939)
Proceeds from borrowings                                       --         46,902          51,692         89,636          82,637
Debt extinguishment                                            --        (34,868)             --             --              --
Restricted cash for letters of credit                          --            (19)             30             24            (198)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) financing activities          --        (38,452)          1,911           (629)         (2,500)


Effect of foreign currency translation on cash                 --           (140)            (46)            48             430
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (1,221)         6,436          (1,479)        (8,533)         (3,389)
Cash and cash equivalents at beginning of period            8,525          2,089           3,568         12,101          15,490
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $7,304         $8,525          $2,089         $3,568         $12,101
===============================================================================================================================

Cash payments for:
Interest                                                       --           $341            $467         $5,778          $6,188
Income taxes                                                   --           $267            $324            778             807

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Dynacore Holdings Corporation and Subsidiaries for the period December 19 - 31,
 2000, January 1 - December 18, 2000;
 five months ended December 31, 1999, and Fiscal Years 1999 and 1998
(In thousands)

                                                                                                          Accumulated
                                                         $1.00                                                Other
(Predecessor)                               Common     Preferred     Paid In      Retained    Treasury    Comprehensive
                                             Stock       Stock       Capital      Deficit       Stock     Income (Loss)      Total
                                          -----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 2, 1997                     $ 5,248        $ 722    $ 212,655   $ (276,202)   $ (6,632)          $ 125   $(64,084)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                            -            -            -         (669)          -               -       (669)
Foreign currency translation adjustment             -            -            -            -           -           1,629      1,629
Pension liability adjustment                        -            -            -            -           -          (1,596)    (1,596)
                                                                                                                         ----------
   Comprehensive loss                                                                                                         (636)
Preferred Stock conversion                          -            -            -       (1,078)      1,312               -       234
Stock options exercised                             -            -            -          (59)         84               -        25
Common issued to 401(k) plan                        -            -            -         (658)        658               -         -
Other                                               -            -            -           11          13               -        24
-----------------------------------------------------------------------------------------------------------------------------------
Balance at August 1, 1998                     $ 5,248        $ 722    $ 212,655   $ (278,655)   $ (4,565)          $ 158   $(64,437)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                            -            -            -       (7,549)          -               -     (7,549)
Foreign currency translation adjustment             -            -            -            -           -              60         60
Pension liability adjustment                        -            -            -            -           -            (572)      (572)
                                                                                                                         -----------
   Comprehensive loss                                                                                                        (8,061)
Preferred Stock conversion                          -          (60)           -         (929)        989               -          -
Stock options exercised                             -            -            -         (162)        184               -         22
Common issued to 401(k) plan                        -            -            -       (1,167)      1,267               -        100
Other                                               -            -           78          170           -               -        248
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1999                      $ 5,248        $ 662    $ 212,733   $ (288,292)   $ (2,125)         $ (354)  $(72,128)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                            -            -            -       (4,513)          -               -     (4,513)
Foreign currency translation adjustment             -            -            -            -           -            (110)      (110)
Pension liability adjustment                        -            -            -            -           -              28         28
                                                                                                                         -----------
   Comprehensive loss                                                                                                        (4,595)
Common issued to 401(k) plan                        -            -            -         (169)        179               -         10
Other                                               -            -            -          157           -               -        157
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  $ 5,248        $ 662    $ 212,733   $ (292,817)   $ (1,946)         $ (436)  $(76,556)
-----------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary items               -            -            -       50,820           -               -     50,820
Debt extinguishment                                                                   26,488                                 26,488
Fresh start adjustments - gains                                                        3,771                                  3,771
                                                                                                                         -----------
   Net income after extraordinary items                                                                                       81,079
Foreign currency translation adjustment             -            -            -            -           -          (6,192)    (6,192)
Pension liability adjustment                        -            -            -            -           -           6,628      6,628
                                                                                                                         -----------
   Comprehensive income                                                                                                       81,515
Preferred Stock conversion                          -          (20)           -         (319)        339               -          -
Common issued to 401(k) plan                        -            -            -         (243)        261               -         18
Debt extinguishment                                 -            -        2,624            -           -               -      2,624
Fresh start adjustments - reclassifications    (5,148)        (642)    (207,957)     212,401       1,346               -          -
Other                                               -            -            -         (101)          -               -       (101)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 18, 2000                    $ 100          $ -      $ 7,400          $ -         $ -             $ -    $ 7,500
------------------------------------------------------------------------------------------------------------------------------------
(Successor)
Net loss                                            -            -            -         (311)          -               -       (311)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    $ 100          $ -      $ 7,400       $ (311)        $ -             $ -    $ 7,189
------------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

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
--------------------------------------------------------

The per share computations for the period ended 12/31/00 exclude the following shares for stock options and convertible debentures because their effect would have been antidilutive:

                                    12/31/00
    Stock options                       750
    Convertible preferred stock          --
    Convertible debentures               --


PREDECESSOR COMPANY
                               01/01/00 - 12/18/00      08/01/99 - 12/31/99                1999                        1998
                               -------------------      -------------------                ----                        ----
                               Income            Per      Income           Per       Income           Per      Income           Per
                               (Loss)   Shares   Share    (Loss)  Shares   Share    (Loss)    Shares Share    (Loss)   Shares  Share
------------------------------------------------------------------------------------------------------------------------------------
Income (loss)  before extraordinary
  credit                     $50,820                     $(4,513)                 $(9,256)                    $(1,224)
Preferred stock dividends
  accumulated                   (641)                       (165)                    (684)                       (722)
Gain on the exchange and
  retirement of preferred stock  --                           --                      306                          --
Extraordinary credits:
   Debt extinguishment        41,563                                                1,707                         555
   Fresh start adjustments     3,771
                                                              --                                                   __
------------------------------------------------------------------------------------------------------------------------------------
Basic                        $95,513   4,146  $23.04     $(4,678)   4,131$(1.13)  $(7,927)   4,104   $(1.93)  $(1,391)4,046$(.34)
----------------------------------------------------------------------------------------------------------------------------------

                               01/01/00 - 12/18/00      08/01/99 - 12/31/99                1999                        1998
--------------------------------------------------      -------------------                ----                        ----
                               Income            Per      Income           Per       Income           Per      Income         Per
                               (Loss)   Shares   Share    (Loss)  Shares   Share    (Loss)    Shares Share    (Loss)   Shares Share
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss)  before extraordinary
  credit                     $50,820                     $(4,513)                 $(9,256)                    $(1,224)
Preferred stock dividends
  accumulated                   (641)                       (165)                    (684)                       (722)
Gain on the exchange and
  retirement of preferred stock  --                           --                      306                          --
Extraordinary credits:
   Debt extinguishment        26,488                                                1,707                         555
   Fresh start adjustments     3,771                          --

Dilutives:
8 7/8% subordinated debentures 1,644     683
Convertible preferred stock      641     289
-----------------------------------------------------------------------------------------------------------------------------------
Diluted                      $82,723   5,118  $16.16     $(4,678)   4,131$(1.13)  $(7,927)   4,104   $(1.93)  $(1,391)4,046$(.34)
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

4.  Restructuring Costs

During the periods listed below, the Company incurred restructuring costs as follows in connection with employee termination programs implemented in these years:
                             Successor                  Predecessor
                             ------------  -------------------------------------

                             12/19/00 -   01/01/00 -    08/01/99 -
                             12/31/00     12/18/00      12/31/99    1999    1998
--------------------------------------------------------------------------------
Employee termination costs       $22           $0         $624      $813     $96
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

A rollforward of the restructuring accrual from August 2, 1997 through December 31, 2000 is as follows:

Predecessor                                                TOTAL
------------                                               -----
Restructuring accrual as of August 2, 1997                    $508
Additions                                                       96
Payments                                                      (422)
Restructuring accrual as of August 1, 1998                    $182
Additions                                                      813
Payments                                                      (862)
Restructuring accrual as of July 31, 1999                     $133
Additions                                                      624
Payments                                                      (375)
----------------------------------------------------------------
Restructuring accrual as of December 31, 1999                 $382
Additions                                                        0
Payments                                                      (350)
Restructuring accrual as of December 18, 2000                  $32
                                                               ===

Successor Company
Restructuring accrual as of December 18, 2000                  $32
Additions                                                       22
Payments                                                        (3)
Restructuring accrual as of December 31, 2000                  $51
                                                               ===

5.  Non-operating Income (Expense)

                                    Successor               Predecessor
                                    -----------  ------------------------------------------
                                   12/19/00 -    01/01/00 -    08/01/99 -
                                    12/31/00      12/18/00      12/31/99   1999        1998
-------------------------------------------------------------------------------------------
Interest earned                      $19            $1,510        $6        $313        $518
Foreign currency gains (losses)     (135)              317       218         (89)       (104)
Gain on the sale of  buildings        --                --        --         273       1,205
Other                                 --                97      (259)       (301)       (424)
---------------------------------------------------------------------------------------------
                                   $(116)           $1,924      $(35)       $196      $1,195
============================================================================================

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

6.  Income Taxes

The provision for taxes consisted of the following:

                                                     Successor                   Predecessor
                                                     -----------   ------------------------------------------------
                                                    12/19/00 -     01/01/00 -   08/01/99 -
                                                      12/31/00     12/18/00     12/31/99         1999          1998
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary
   credit:
    U.S.                                                 $(311)     $50,538      $(4,356)     $(8,275)      $(5,655)
    Outside the U.S.                                        --       (1,138)         171         (146)        5,776
-------------------------------------------------------------------------------------------------------------------
                                                         $(311)     $49,400      $(4,185)     $(8,421)         $121
===================================================================================================================

U.S. federal:
    Current                                                 $--          $--          $--          $--           --
Outside the U.S.:
    Current                                                 --         (257)          38        1,451           509
    Deferred                                                --       (1,163)         290         (616)          836
-------------------------------------------------------------------------------------------------------------------
Total provision                                             $--     $(1,420)        $328         $835        $1,345
===================================================================================================================

     The differences between the tax provision in the financial statements and the tax benefit computed at the U.S. federal statutory rates are:

                                                    12/19/00 -     01/01/00 -   08/01/99 -
                                                      12/31/00     12/18/00     12/31/99         1999          1998
-------------------------------------------------------------------------------------------------------------------
Income taxes  at statutory rate                          $(109)     $17,290      $(1,465)     $(2,947)          $42
Increase in taxes resulting from:
    Benefit of U.S. tax loss not recognized                106       20,279        1,523        2,895         2,057
    Tax basis in excess of book basis on disposal
      of assets                                             --      (38,710)          --           --            --
    Foreign losses and other transactions on which
      a tax benefit could not be recognized                 --          708          686          753            33
    Effect of federal tax rate less than (greater than)
      foreign tax rates                                     --          150         (372)         325           190
    Benefit of operating loss carryforwards                 --       (1,137)         (46)        (192)         (979)
    Other, net                                               3           --            2            1             2
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                  $--     $(1,420)        $328         $835        $1,345
===================================================================================================================

The undistributed earnings, indefinitely reinvested in international business, of the Company's foreign subsidiaries aggregated approximately $0 at December 31, 2000.


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

8.  Inventories

     On June 30, 2000, the Company included all of its inventory as part of the Sale. The inventory at July 31, 1999, consisted of :

                                                 1999
-----------------------------------------------------
Finished and purchased products                $2,305
Work in process                                   234
Raw materials                                      93
-----------------------------------------------------
                                               $2,632
=====================================================
9.  Fixed Assets

Successor
                                                                  Accumulated
                                                          Cost    Depreciation       Net
    December 31, 2000
    Property, plant and equipment:
    Leasehold improvements                                 $24           $1          $23
    Machinery, equipment, furniture and fixtures            84            5           79
    ------------------------------------------------------------------------------------
                                                          $108           $6         $102
                                                          ====           ==         ====
Predecessor
                                                                  Accumulated
                                                         Cost     Depreciation       Net
July 31, 1999
    Property, plant and equipment:
    Building and leasehold improvements                 $5,650       $4,477       $1,173
    Machinery, equipment, furniture and fixtures        16,621       13,288        3,333
    ------------------------------------------------------------------------------------
                                                        22,271       17,765        4,506
Field support spares                                    10,872        9,605        1,267
Equipment leased to customers                              304          149          155
----------------------------------------------------------------------------------------
                                                       $33,447      $27,519       $5,928
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

12.       Accrued Expenses
                                                        Successor  Predecessor
                                                            2000        1999
----------------------------------------------------------------------------
Salaries, commissions, bonuses and other benefits           $370     $12,204
Taxes other than income taxes                                 --       3,769
Accrued professional fees-bankruptcy & sale of Europe
   Operations                                                680          --
Other                                                        566       6,917
----------------------------------------------------------------------------
                                                          $1,616     $22,890
============================================================================

13.   Long-Term Debt - Predecessor
                                                            1999
8-7/8% convertible subordinated debentures               $54,960
Less: current maturities of long-term debt                 4,960
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


Changes in other comprehensive income are as follows:
(all Predecessor Company related)

                                            Pension           Foreign Currency
                                            Liability           Translation
                                           Adjustment            Adjustment        Total
Balance at August 2, 1997                     $(4,488)               $4,613         $125
Annual adjustments                             (2,386)                1,629         (757)
Tax effect                                        790                     -          790
----------------------------------------------------------------------------------------
Balance at August 1, 1998                     $(6,084)               $6,242         $158
Annual adjustments                              2,428                    60        2,488
Tax effect                                     (3,000)                    -       (3,000)
-----------------------------------------------------------------------------------------
Balance at July 31, 1999                      $(6,656)               $6,302        $(354)
Annual adjustments                                 28                  (110)         (82)
Tax effect                                         --                    --           --
----------------------------------------------------------------------------------------
Balance at December 31, 1999                  $(6,628)               $6,192        $(436)
Annual adjustments                              6,628                (6,192)         436
Tax effect                                         --                    --           --
----------------------------------------------------------------------------------------
Balance at December 18, 2000                       $--                   $--         $--)
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

                                                             Director Stock Option Plans
                                                 Price Range               Number of Shares
                                                 of Shares            Under      Available
                                                 Under Option        Option     for Option
------------------------------------------------------------------------------------------
Predecessor Company
-------------------
Outstanding at August 2, 1997                      $5.28-28.02       67,553        118,217
------------------------------------------------------------------------------------------
Authorized                                                  --           --             --
Granted                                                     --           --             --
Expired                                                     --           --             --
------------------------------------------------------------------------------------------
Outstanding at August 1, 1998                      $5.28-28.02       67,553         118,217
-------------------------------------------------------------------------------------------
Authorized                                                  --           --              --
Granted                                                     --           --              --
Expired                                                  28.02      (5,630)              --
-------------------------------------------------------------------------------------------
Outstanding July 31, 1999                           $5.28-7.23       61,923         118,217
-------------------------------------------------------------------------------------------
Authorized                                                  --           --             --
Granted                                                     --           --             --
Expired                                                     --           --             --
------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                    $5.28-7.23       61,923         118,217
-------------------------------------------------------------------------------------------
Authorized                                                  --           --              --
Granted                                                     --           --              --
Expired                                                     --           --              --
Canceled $5.28-7.23                                   (61,923)    (118,217)
---------------------------------------------------------------------------
Outstanding at December 18, 2000                            $--          --              --
-------------------------------------------------------------==----------==----------------

-------------------------------------------------------------------------------------------
Successor Company
-----------------
Outstanding at December 18, 2000                            $--          --              --
Granted                                                    .75      200,000              --
Canceled--                                                  --           --
---------------------------------------------------------------------------
Outstanding at December 31, 2000                          $.75      200,000              --
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

(In thousands, except per share amounts)

                                            Successor                       Predecessor
                                            ----------------  ---------------------------------------------------------
                                            12/19/00 -                 01/01/00 -   08/01/99
                                              12/31/00              12/18/00    12/31/99           1999              1998
                                             ----------------------------------------------------------------------------
Net income (loss)   --  As reported            $(311)               $81,079     $(4,513)          $(7,549)          $(669)
                    --   Pro forma              (387)                80,612      (4,893)           (8,444)         (1,395)
Basic earnings (loss) per share -- As reported $(.03)                $23.04      $(1.13)          $(1.93)         $(.34)
                                -- Pro forma    (.04)                 19.45       (1.19)            (2.06)         (.35)


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

Summarized information about stock options outstanding as of December 31, 2000, is as follows:

Range of Exercise Prices                                             $0.75
--------------------------------------------------------------------------
Number of shares outstanding                                         750,000

Weighted average exercise price of shares outstanding                $0.75

Weighted average remaining contractual life                          10.0 years

Number of shares exercisable                                         200,000

Weighted average exercise price of shares exercisable                $.75

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


                                                                   Predecessor Company

                                              01/01/00 -        08/01/99 -
Revenue  12/18/00                              12/31/99            1999             1998
----------------------------------------------------------------------------------------
Sweden                                        $20,204           $17,567           41,868           $49,538
United Kingdom                                 14,075            14,164           35,814            37,602
France                                          7,057             5,211           17,419            15,750
Belgium                                         3,114             3,524           15,749            11,323
Corporate and Other                            18,625            11,784           28,184            38,507
Eliminations                                     (119)             (390)            (749)           (1,275)
-----------------------------------------------------------------------------------------------------------
   Total                                      $62,956           $51,860         $138,285          $151,445
                                              ============================================================

                                              01/01/00 -        08/01/99 -
Segment Profit (Loss)                          12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
Sweden                                         $2,111            $1,787           $2,834            $4,044
United Kingdom                                    658             1,230            4,547             4,930
France                                           (441)             (252)           1,102             1,981
Belgium                                            55               (78)           1,339             1,709
Corporate and Other                            (5,387)           (4,459)         (12,708)           (7,590)
-----------------------------------------------------------------------------------------------------------
  Operating Income (Loss)                      (3,004)           (1,772)          (2,886)            5,074
Interest Expense                               (1,993)           (2,378)          (5,731)           (6,148)
Other Non-Operating Income, net                54,397               (35)             196             1,195
----------------------------------------------------------------------------------------------------------
   Income Before Income Taxes and
      Extraordinary Credit                    $49,400            (4,185)          (8,421)             $121
                                              ============================================================

                                               01/01/00 -       08/01/99 -
Capital Expenditures:                          12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
Sweden                                           $110               $20             $238               $93
United Kingdom                                    432               702            1,732             1,619
France                                             36                24              231                87
Belgium                                            95                54              346               200
Corporate and Other                               840               929              765               355
----------------------------------------------------------------------------------------------------------
   Total                                       $1,513            $1,729            3,312            $2,354
                                               ===========================================================

                                               01/01/00 -        08/01/99 -
Depreciation:                                  12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
Sweden                                           $139               $93             $292              $419
United Kingdom                                    311               306            1,655             1,679
France                                             54                52              123               103
Belgium                                            37                43              291               253
Corporate and Other                               260               976              818             1,331
----------------------------------------------------------------------------------------------------------
   Total                                         $801            $1,470           $3,179            $3,785
                                                 =========================================================


                                               01/01/00 -       08/01/99 -
Assets:                                        12/18/00          12/31/99           1999              1998
----------------------------------------------------------------------------------------------------------
Sweden                                             $--          $14,408          $12,786           $12,213
United Kingdom                                     --            22,669           18,838            26,622
France                                             --            10,971           13,870            15,913
Belgium                                            --            13,028           15,677            13,996
Corporate and Other                            13,740            39,723           44,614            51,862
Eliminations                                       --           (56,745)         (56,452)          (53,790)
-----------------------------------------------------------------------------------------------------------
   Total                                      $13,740           $44,054          $49,333           $66,816
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


Expenses of the defined benefit plans were as follows:

                                        Successor                        Predecessor
                                        --------------   --------------------------------------------
                                        12/19/00 -        01/01/00 -       08/01/99 -
                                         12/31/00         12/18/00          12/31/99     1999    1998
-----------------------------------------------------------------------------------------------------
Service Cost                                   $--            $484              $423     $217    $  275
Interest Cost                                  14            1,219               995    2,291     2,325
Expected return on plan assets                 --             (895)             (770)  (1,690)   (1,964)
Amortization of transition obligation          --               14                14       33        36
Amortization of net actuarial  loss            --              639               561    1,910     1,375
------------------------------------------------------------------------------------------------------
Total                                         $14           $1,461            $1,223   $2,761    $2,047
                                              =========================================================

Obligation and asset data for the defined benefit plans at December 31, 2000 and July 31, 1999 were as follows:

                                                      2000               1999
--------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of period                 $2,694      $35,671
     Service cost                                             --          217
     Interest cost                                            14        2,291
     Benefits paid                                            --       (1,112)
     Foreign exchange (gain) loss                            139           --
     Actuarial (gain) loss                                    (5)       2,001
-----------------------------------------------------------------------------
Benefit obligation at end of period                       $2,842      $39,068
-----------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period              $--     $25,154
    Actual return on plan assets                              --        4,318
    Benefits paid from plan assets                            --         (662)
------------------------------------------------------------------------------
Fair value of plan assets at end of period                    $--     $28,810
-----------------------------------------------------------------------------

Funded Status                                            $(2,837)    $(10,258)
    Unrecognized net actuarial (gain) loss                    (5)       6,611
    Unrecognized prior service cost                           --          300
    Unrecognized transition obligation                        --          491
-----------------------------------------------------------------------------
Net amount recognized                                    $(2,842)     $(2,856)
                                                         =====================

Amounts recognized in the balance sheet consist of:
     Accrued retirement, non-current                     $(2,842)    $(10,035)
     Prepaid benefit cost                                   --            523
     Deferred tax asset                                     --             --
     Accumulated other comprehensive loss                   --           6,656
-----------------------------------------------------------------------------
Total                                                 $(2,842)        $(2,856)
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



                                           DYNACORE HOLDINGS CORPORATION
                                                   (Registrant)

                                       BY: /s/ Phillip K. Krumb
                                       Asher B. Edelman
                                       Chief Executive Officer and
                                       Chairman of The Board
                                       By Phillip P. Krumb, Attorney In Fact


DATED:  April 18, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                        Date


/s/ Phillip P. Krumb        Chief Financial Officer       April 18, 2001
    Phillip P. Krumb     (Principal Accounting Officer)



Phillip P. Krumb, pursuant to powers of attorney which are being filed with this report, has signed below as attorney-in- fact for the following directors of the
Registrant:

                    Gerald N. Agranoff          Roger B. Smith
                    Nicholas W. Walsh           Joshua J. Angel
                    Neil S. Subin




/s/  Phillip P. Krumb                                          April 18, 2001
---------------------
     Phillip P. Krumb


                           .