Form 10-Q
period 2001-03-31
DYNACORE HOLDINGS CORP
filed 2001-05-15
CIK 205239

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
      Exchange Act Of 1934 For the quarterly period ended March 31, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No___.

     Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___.


     As of March 31, 2001, 10,000,000 shares of Dynacore Holdings Corporation Common Stock were outstanding.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     March 31, 2001 and December 31, 2000                                  3

    Consolidated Statements of Operations -
     Three Months Ended March 31, 2001 and 2000                            4

    Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2001 and 2000                            5

    Notes to Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                15
Item 6.  Exhibits and Reports on Form 8-K                                 15


SIGNATURE                                                                 16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries

                                                                           (in thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
                                                                            Mar. 31, 2001       Dec. 31, 2000
                                                                            -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $5,969            $7,304
   Restricted cash and cash equivalents                                               --               317
   Accounts receivable, net                                                          344               359
   Prepaid expenses and other current assets                                          76               309
   -------------------------------------------------------------------------------------------------------
   Total current assets                                                            6,389             8,289
Fixed assets, net                                                                     92               102
Other assets, net                                                                    658               535
Reorganization value in excess of amounts allocable to identifiable assets         3,565             3,768
----------------------------------------------------------------------------------------------------------
                                                                                 $10,704           $12,694
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                                  $21              $297
   Accrued expenses                                                                  458             1,616
----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         479             1,913

Accrued pension and post employment liabilities                                    3,015             3,192
Deferred federal income tax                                                          400               400

Stockholders' equity:
Common stock of $0.01 par value. Shares authorized 30,000,000;
   shares issued  10,000,000.                                                        100               100
Paid in capital                                                                    7,400             7,400
Retained equity (deficit)                                                           (690)             (311)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                      6,810             7,189
----------------------------------------------------------------------------------------------------------
                                                                                 $10,704           $12,694
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries
(Unaudited)

-----------------------------------------------------------------------------------------------
                                                            (In thousands, except share data)
                                                                   Three Months Ended
-----------------------------------------------------------------------------------------------
                                                              (Successor)        (Predecessor)
                                                             Mar. 31, 2001       Mar. 31, 2000
                                                             -------------       -------------
REVENUE:
  Sales                                                            $9                $16,771
  Service and other                                                --                 12,909
  ---------------------------------------------------------------------------------------------
  Total revenue                                                     9                 29,680

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                    --                 12,549
  Cost of service and other                                        --                  9,866
  Research and development                                         --                    249
  Selling, general and administrative                             651                  7,714
  Restructuring costs                                             100                     --
------------------------------------------------------------------------------------------------
  Total operating costs and expenses                              751                 30,378
------------------------------------------------------------------------------------------------

  Operating loss                                                 (742)                  (698)

NON-OPERATING INCOME (EXPENSE):
  Interest expense                                                 --                 (1,691)
  Other, net                                                      363                    872
------------------------------------------------------------------------------------------------
    Loss before income taxes                                     (379)                (1,517)
Income tax benefit                                                 --                 (1,009)
------------------------------------------------------------------------------------------------

  Net loss                                                      $(379)                 $(508)
================================================================================================
Net loss, adjusted for preferred stock dividends
  paid or accumulated on  preferred stock -
Net loss applicable to common                                   $(379)                 $(668)
================================================================================================

Basic and Diluted Earnings (Loss)  Per Common Share:
      Net loss per common share                                 $(.04)                 $(.16)
                                                               ======                 ======

Average Common Shares Outstanding:
  Basic and Diluted                                        10,000,000              4,136,488

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dynacore Holdings Corporation and Subsidiaries
(Unaudited)

                                                                                      (In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                              -------------------------------
                                                                               (Successor)      (Predecessor)
                                                                              Mar. 31, 2001     Mar. 31, 2000
                                                                              -------------     -------------
Cash flows from operating activities:
   Net loss                                                                        $(379)            $(508)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                    32               508
     Amortization of reorganized value in excess of amounts allocable to
        identifiable assets                                                           63                --
     Provisions for accounts receivable                                               --                35
     Deferred income taxes                                                            --                55
   Changes in assets and liabilities:
         (Increase) decrease in receivables                                           16              (676)
         Decrease in inventory                                                        --            (1,069)
         Increase (decrease) in accounts payable and accrued expenses             (1,117)            4,701
         Increase in other liabilities and deferred credits                           --               884
     Other, net                                                                       50              (673)
-----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                        (1,335)            3,257

Cash flows from investing activities:
   Payments for fixed assets                                                          --              (367)
   Other, net                                                                         --               100
   -------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                          --              (267)

Cash flows from financing activities:
   Proceeds from borrowings                                                           --            18,496
   Payments on borrowings                                                             --           (21,882)
   Debt extinguishment                                                                --                --
   -------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                          --            (3,386)

Restricted cash                                                                       --                 3
----------------------------------------------------------------------------------------------------------

Effect of foreign currency translation on cash                                        --               (83)
-----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (1,335)             (476)
Cash and cash equivalents at beginning of period                                   7,304             2,089
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $5,969            $1,613
                                                                                  ======            ======

Cash payments for:
   Interest                                                                          $--              $471
   Income taxes (refunds), net                                                       $--             $(159)

See accompanying Notes to Consolidated Financial Statements.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

1.  BASIS OF PRESENTATION

In June 2000, Dynacore Holdings Corporation (the "Company") (formerly Datapoint Corporation), elected to change its fiscal year from a July year end to a calendar year end, effective January 1, 2000. The transition period was the period from August 1, 1999 to December 31, 1999. Prior to August 1, 1999, the Company utilized a 52-53 week fiscal year and references to 1999, 1998 and 1997 are for the fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997, respectively.

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

The results for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.


2.   SALE OF EUROPEAN OPERATIONS

The Company entered into a Letter of Intent, dated January 26, 2000, with the European based CallCentric Ltd. ("CallCentric") to sell certain of its European based subsidiaries (the "European Operations"). Pursuant to an agreement dated as of April 19, 2000 (the "Sale Agreement"), on June 30, 2000, after receipt of approval from the Bankruptcy Court, as more fully described below, the Company sold (the "Sale") its European Operations to Datapoint Newco I Limited ("DNL"), a United Kingdom corporation affiliated with CallCentric, for $49.5 million in cash, less certain adjustments in the event that the aggregate shareholder's deficit of the European Operations exceeded $10 million (the "Purchase Price"). The Sale Agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, which was filed on May 3, 2000 and that the sale of the European Operations to DNL would be subject to higher and better offers, if any, and the approval of the United States Bankruptcy Court (the "Court"). The Court approved the sale on June 15, 2000 and the sale was consummated on June 30, 2000 (the "Closing"). Pursuant to the Sale Agreement, at Closing DNL deposited $6 million from the Purchase Price in escrow, $4 million pending resolution of various issues relating to the UK Pension Plan and $2 million pending preparation of the closing balance sheet. Upon final resolution of these issues the full $4 million escrow relating to the UK Pension Plan was released to DNL and $1.625 million of the $2 million escrow was released to the Company and $375 thousand was released to DNL. Accordingly, the final Purchase Price after such adjustments was $45.125 million.

3.   REORGANIZATION PLAN

Reorganization Under Chapter 11

On May 3, 2000 (the "Petition Date"), the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court. The Chapter 11 filing was the result of a default related to the semi-annual interest payment on the Company's then outstanding 8 7/8% Convertible Subordinated Debentures (the "Debentures"), recurring operating losses and cash flow problems. The filing of a Chapter 11 petition operates as a stay of, among other actions, the commencement or continuation of a judicial administrative or other action or proceeding against a debtor that was or could have been initiated before the commencement of a Chapter 11 case or the enforcement against the debtor or against the property of the estate or a judgment obtained before the commencement of the case. Under Chapter 11, substantially all prepetition liabilities of debtors are subject to settlement under a plan of reorganization. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the Bankruptcy Court.

On December 5, 2000, the Company's Amended Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective December 18, 2000 (the "Effective Date"). The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. Further, the accompanying consolidated financial statements reflect all adjustments relating to settlement of the claims of any class of creditors that were provided for in the Company's Plan of Reorganization.

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

The Plan contemplated that the beneficial interests in the Patent Litigation Trust would be transferable and tradable. In addition, pursuant to the approved Plan and as reflected in its Restated Certificate of Incorporation, Dynacore is obligated to distribute to its then stockholders, 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses. Also, as part of the Plan, Dynacore has committed to lend the Patent Litigation Trust up to $1 million to pursue Dynacore's patent litigations. As of March 31, 2001, the amount of such loan is $0.

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company prepared a consolidated pro forma balance sheet as of the Effective Date, December 18, 2000 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated balance sheet at March 31, 2001, represents that of a successor company.

The Company estimated the fair value of the reorganized entity based upon the issuance of 10 million shares of new common stock at a value of $0.75 per share pursuant to the approved Plan While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment and other fixed assets, have been recorded at their fair value as estimated by management after considering replacement cost or potential sales value. Intellectual property has been revalued as estimated by management after considering its remaining life. After the revaluation of the reorganized Company was completed, an intangible asset of $3,775 reflecting the reorganization value in excess of identifiable assets was established, which is being amortized on a straight-line basis over 15 years. During the three month period ended March 31, 2001, a favorable settlement of certain contested bankruptcy claims existing at the Fresh Start date resulted in a gain of $140. This gain of $140 was applied directly to the intangible asset. Therefore at March 31, 2001, the intangible asset was $3,635 less accumulated amortization of $70 resulting in a net balance of $3,565.

4.   COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.

5.   NET INCOME (LOSS) APPLICABLE TO COMMON SHARE

Net income (loss) applicable to common share is as follows. As a result of the new common stock which was issued on the Effective Date, all share data has been adjusted to reflect its issuance at the rate of .225177 shares of new common stock for each share of old common stock.

                                                              Quarter Ended
                                                              -------------
                                                  (Successor)                     (Predecessor)
                                                    03/31/01                         03/31/00
                                                    --------                         --------
                                            Income   Shares      Eps      Income       Shares   Eps
---------------------------------------------------------------------     ----------------------------
Loss  before extraordinary credit             $(379)                       $(508)
Preferred stock dividends accumulated           --                          (160)
----------------------------------------------------------------------------------------------------
Basic and Diluted Eps                         $(379)  10,000   $(.04)      $(668)      4,136   $(.16)
---------------------------------------------------------------------      --------------------------

The EPS computations for the three months ended March 31, 2001 and 2000, respectively, exclude the following shares for stock options, convertible preferred stock and convertible debentures because their effect would have been antidilutive:

                                      Quarter Ended
                                      -------------
                                (Successor)    (Predecessor)
                                  03/31/01       03/31/00
                                -----------    -------------
Stock options                        750            796
Convertible preferred stock          --             683
Convertible debentures               --             289

6.   OTHER NON-OPERATING INCOME (EXPENSE)

                                                  Quarter Ended
                                                  -------------
                                           (Successor)       (Predecessor)
(In thousands)                               03/31/01          03/31/00
                                           -----------        ------------
Interest earned                                $181              $210
Foreign currency gains (losses)                 182               271
Other                                            --               391
                                                 --               ---
                                               $363              $872
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

Following the sale of the Company's European Operations, there are no longer any reportable separate segments.

8.   ACQUISITIONS

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, on July 27, 1999, the Company, through its then newly formed subsidiary, Corebyte Inc., conditionally acquired (the "Corebyte Acquisition") the Corebyte communication and networking software product family (the "Corebyte Products"). The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom ("Engstrom"), dated July 27, 1999. Given the lack of a significant revenue stream resulting from longer than anticipated software developmental and marketing efforts and the availability of similar Internet applications in the marketplace, in January 2001, the Company began a thorough evaluation of the Corebyte operations, prospects, and strategic options. Pending the outcome of this evaluation, which will include the exploration and discussions with various parties for alternative uses and markets for the Corebyte developed source code and underlying technologies, if any, the Company has significantly restructured and curtailed Corebyte's day-to-day operations, to include the elimination of its Web hosting services to third parties.

The Company's results of operations for the three month period ended March 31, 2001 includes revenue of approximately $9 and expenses of approximately of $178 (including approximately $90 of severance pay) related to the Corebyte operations.

9.   ACCOUNTS RECEIVABLE

The Company has a receivable from Vugate, Inc. ("Vugate") the buyer of its videoconferencing business (MINX). This receivable consists of a note with a $375 face value that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $275, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The remaining $44 receivable from Vugate represents rental and related charges to Vugate as a sub-tenant of the Company's San Antonio facility. An additional $24 is receivable from other parties.

10.  ACCRUED EXPENSES

                                                     Mar. 31, 2001       Dec. 31, 2000
--------------------------------------------------------------------------------------
Salaries, commissions, bonuses and other benefits         $156                $370
Accrued professional fees-bankruptcy & sale of
  European Operations                                       47                 680
Other                                                      255                 566
--------------------------------------------------------------------------------------
                                                          $458              $1,616
======================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000)

OVERVIEW

The operations of Dynacore for the three month period ended March 31, 2001 (referred to as the "Successor Company"), and all prior periods presented (referred to as the "Predecessor Company") in this report were significantly affected by the sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the production operations of the Company. In addition, the financial data for the three month period ended March 31, 2001 reflects the adoption of Fresh Start Accounting on December 18, 2000, the Effective Date of the approved Plan.

The Fresh Start basis of accounting is in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants. Under this accounting treatment, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. Accordingly, the accompanying financial data as of March 31, 2001 represents that of a successor company and as such, is not comparable to prior periods.

Since the confirmation of the Company's Amended Plan of Reorganization (the "Plan"), the Company has been actively pursuing an acquisition of assets, property or business that may be beneficial to it and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Restated Certificate of Incorporation, Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.

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

Although the Company has not entered into any proposals, arrangements or understandings with the owners of any business or company regarding the possibility of an acquisition by or merger transaction with the Company, the Company has received expressions of interest regarding such a possibility from several businesses. After preliminary due diligence was conducted in this regard, formal presentations from two of these businesses were made to the Company's Board of Directors. Upon careful consideration, the Company's Board of Directors concluded that neither opportunity was in the best interests of the Company and its shareholders, and therefore terminated any further discussions with these businesses. The Company's executive management also reviewed a third business opportunity. However, after the completion of preliminary due diligence, both parties could not agree upon a proposal to enter into serious negotiations. The Company is however, actively pursuing additional opportunities for an acquisition or merger transaction.

Since the sale of its European Operations, substantially all of the principal assets of the Company are currently the cash proceeds from the sale of the European Operations which are being held in a money market mutual fund pending future redeployment in an operating business other than an investment company. Pursuant to the Investment Company Act of 1940, as amended (the "40 Act"), a company that owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) is subject to registration and regulation as an investment company unless it qualifies for a statutory or regulatory exclusion or exemption from investment company status. Furthermore, a company that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities is subject to registration and regulation as an investment company.

Since the sale of its European Operations, the Company has been relying on a temporary one-year exclusion from investment company status under the 40 Act, since as indicated above the Company's intent, as soon as reasonably possible, is to engage in a business other than that of investing, reinvesting, owning, holding or trading in securities. The Company believes that following the temporary one-year exclusion, based on its current asset mix, and its current activities it will not be treated as an investment company. However, if the Company is unsuccessful in completing its initiatives, the Company believes there is a future risk of becoming subject to regulation and registration as an investment company. The Company does not believe that it is feasible for the Company to register as an investment company because the 40 Act rules are inconsistent with the Company's strategy of acquiring, and actively managing an operating business. In addition, if the Company were required to register as an investment company, then it would incur substantial additional expense as a result of the 40 Act's record keeping, reporting, voting, proxy disclosure and other requirements. After the end of the one-year grace period if the Company does not qualify for any other exclusion or exemption afforded by the 40 Act, it may be required either to register as an investment company or take significant business actions that are contrary to its business objectives in order to avoid being required to register as an investment company. For example, the Company might be compelled to acquire additional assets that it might not otherwise have acquired, be forced to forgo opportunities to acquire interests in companies or other assets or be forced to sell or refrain from selling such interests or assets. In addition, the Company might need to sell certain assets which are considered to be investment securities.

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

     (3) DATAPOINT CORPORATION* V. DAYNA COMMUNICATIONS, INC., SUN MICROSYSTEMS, INC., ADAPTEC, INC. INTERNATIONAL BUSINESS MACHINES CORP., LANTRONIX, SVEC AMERICA COMPUTER CORPORATION, and NBASE COMMUNICATIONS, No. CV 96 6334; and

     (4) DATAPOINT CORPORATION* V. STANDARD MICROSYSTEMS CORP. AND INTEL CORP., No. CV-96-03819.

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

RESULTS OF OPERATIONS

ON JUNE 30, 2000, THE COMPANY SOLD ITS EUROPEAN OPERATIONS, WHICH CONSTITUTED SUBSTANTIALLY ALL OF THE COMPANY'S OPERATIONS. AS SUCH, THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 INCLUDED THE PERFORMANCE OF THESE OPERATIONS AND THEREFORE ARE NOT COMPARABLE TO THE THREE MONTH PERIOD ENDED MARCH 31, 2001.

The following is a summary of the Company's sources of revenue (prior to the consummation of the Sale, approximately 99 percent of Dynacore's international revenue was derived from customers in Western Europe):

                                 Quarter  Ended
                                 --------------
                          (Successor)      (Predecessor)
  (In thousands)            03/31/01         03/31/00
                          -----------      -------------
  SALES:
    U.S.                       $--                $29
    Foreign                     --             16,742
                                               ------
                                --             16,771
  SERVICE AND OTHER:
    U.S.                         9                210
    Foreign                     --             12,699
                                               ------
                                 9             12,909
                                               ------

  TOTAL REVENUE                 $9            $29,680
                                ==            =======

For the three month period ended March 31, 2001, the Company reported a net loss of $379. For the same period, the Company reported an operating loss of $742, which included approximately $100 of severance expenses related to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Parent.

Non operating income for the three month period ended March 31, 2001, was approximately $363 and consisted of interest income of $181 and a foreign currency transaction gain of $182 primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to DNL at the time of the Sale.

For the three month period ended March 31, 2000, the Company reported an operating loss of $698 and a net loss of $508. Substantially all of the Company's revenue of $29.7 million recorded during this period related to the Company's European Operations. Non operating expense for this period totaled $0.8 million, which included interest expense of $1.7 million primarily offset by foreign currency transaction gains of $0.3 million and interest income of $0.2 million

FINANCIAL CONDITION

During the first three months of 2001, the Company's cash and cash equivalents decreased $1.3 million. Primarily, this decrease was the result of the payment of the Company's current operating expenses for the first three months of 2001 and payment during the first quarter of 2001 of certain liabilities related to the finalization of the Company's "Plan".

As of March 31, 2001, the Company had cash and cash equivalents of $6.0 million, which the Company believes is sufficient to meet its cash requirements for 2001.

RESTRUCTURING COSTS
(In thousands)

During the three months ended March 31, 2001, the Company incurred restructuring costs for employee termination costs of $100. These costs relate primarily to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Parent. At March 31, 2001, accrued but unpaid restructuring costs were approximately $43. Such costs are expected to be paid during the second quarter of 2001. During the three months ended March 31, 2000, the Company did not incur any restructuring costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained on page 16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated by reference to such annual report.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000, for a description of certain legal proceedings heretofore reported.

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


                                          DYNACORE HOLDINGS CORPORATION
                                                  (Registrant)


DATE: May 15, 2001                             /s/ Phillip P. Krumb
                                               --------------------
                                               Phillip P. Krumb
                                               Chief Financial Officer
                                               (Chief Accounting Officer)