Form 10-Q
period 2001-06-30
DYNACORE HOLDINGS CORP
filed 2001-08-08
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

     [ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended June 30, 2001

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

                                 (210) 614-3484
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

     Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___.


     As of June 30, 2001, 10,000,000 shares of Dynacore Holdings Corporation Common Stock were outstanding.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                      Page
                                                                     Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     June 30, 2001 and December 31, 2000                                   3

    Consolidated Statements of Operations -
     Quarter and Six Months Ended June 30, 2001 and 2000                   4

    Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2001 and 2000                               5

    Notes to Consolidated Financial Statements                             6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10



Part II. Other Information

Item 1.  Legal Proceedings                                                17
Item 6.  Exhibits and Reports on Form 8-K                                 17


Signature                                                                 18
---------

                                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries

                                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                                                              June 30, 2001       Dec. 31, 2000
                                                                              -------------       -------------

Assets
Current assets:
   Cash and cash equivalents                                                      $3,554            $7,304
   Restricted cash and cash equivalents                                               --               317
   Investment in limited partnership                                               1,300                --
   Accounts receivable, net                                                          329               359
   Prepaid expenses and other current assets                                          47               309
   -------------------------------------------------------------------------------------------------------
   Total current assets                                                            5,230             8,289
Fixed assets, net                                                                     59               102
Other assets, net                                                                    614               535
Reorganization value in excess of amounts allocable to identifiable assets         3,507             3,768
----------------------------------------------------------------------------------------------------------
                                                                                  $9,410           $12,694
==========================================================================================================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable                                                                   $7              $297
   Accrued expenses                                                                  407             1,616
----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         414             1,913

Accrued pension and post employment liabilities                                    2,924             3,192
Deferred federal income tax                                                          400               400

Stockholders' equity:
Common stock of $0.01 par value.  Shares authorized 30,000,000;
   shares issued  10,000,000.                                                        100               100
Paid in capital                                                                    7,400             7,400
Retained equity (deficit)                                                         (1,828)             (311)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                      5,672             7,189
----------------------------------------------------------------------------------------------------------
                                                                                  $9,410           $12,694
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended               Six Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                          (Successor)         (Predecessor)    (Successor)     (Predecessor)
                                                          June 30, 2001       June 30, 2000    June 30, 2001   June 30, 2000
                                                          -------------       -------------    -------------   -------------
Revenue:
  Sales                                                              $--         $21,028                $--         $37,799
  Service and other                                                  --           12,217                 9           25,126
  -------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                      --           33,245                 9           62,925

Operating costs and expenses:
  Cost of sales                                                      --           16,268                --           28,817
  Cost of service and other                                          --            9,636                --           19,502
  Research and development                                           --              242                --              491
  Selling, general and administrative                               899            7,862             1,550           15,576
  Patent Litigation Trust expenses                                   82               --                82
  Restructuring costs                                               110               --               210               --
--------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                              1,091           34,008             1,842           64,386
--------------------------------------------------------------------------------------------------------------------------

  Operating loss                                                 (1,091)            (763)           (1,833)          (1,461)

Non-operating income (expense):
  Interest expense                                                   --             (302)               --           (1,993)
  Equity in loss of limited partnership                            (200)              --              (200)              --
  Other, net                                                        154             (662)              517              210
  Reorganization items:
  Gain on sale of European Operations                                --           49,164                --           49,164
---------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes                            (1,137)          47,437            (1,516)          45,920
Income tax benefit                                                   --             (703)               --           (1,712)
--------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                             $(1,137)         $48,140           $(1,516)         $47,632
==========================================================================================================================
Net income (loss), adjusted for preferred stock dividends paid or accumulated plus gain on exchange and retirement of preferred stock -
Net income (loss) applicable to common                          $(1,137)         $48,026            (1,516)         $47,411
===========================================================================================================================

Basic Earnings (Loss)  Per Common Share:
        Net income (loss) per common share                    $(.11)              $11.57            $(.15)           $11.43
        Gain on exchange of preferred stock                      --                  .01                --              .02
---------------------------------------------------------------------------------------------------------------------------
  Net income (loss) per common share                          $(.11)              $11.58            $(.15)           $11.45
===========================================================================================================================

Diluted Earnings (Loss) Per Common Share:
        Net income (loss) per common share                    $(.11)               $9.49            $(.15)            $9.64
        Gain on exchange of preferred stock                      --                  .01                --              .02
---------------------------------------------------------------------------------------------------------------------------
  Net income (loss) per common share                          $(.11)               $9.50            $(.15)            $9.66
===========================================================================================================================

Average Common Shares Outstanding:
    Basic                                                   10,000,000          4,147,171        10,000,000      4,141,830
    Diluted                                                 10,000,000          5,119,573        10,000,000      5,114,231

See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Dynacore Holdings Corporation and Subsidiaries
   (Unaudited)

                                                                                        (In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                                ----------------------------
                                                                                   (Successor)   (Predecessor)
                                                                                  June 30, 2001  June 30, 2000
                                                                                  -------------  ---------

Cash flows from operating activities:
   Net income (loss)                                                             $(1,516)          $47,632
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                    64               785
     Amortization of reorganized value in excess of amounts allocable to
        identifiable assets                                                          121                --
     Loss in equity of investee                                                      200                --
     Provisions for accounts receivable                                               --                35
     Deferred income taxes                                                            --               116
     Gain on sale of European Operations                                              --           (49,164)
   Changes in assets and liabilities:
         (Increase) decrease in receivables                                           29            (5,050)
         (Increase) decrease in inventory                                             --               (53)
         Increase (decrease) in accounts payable and accrued expenses             (1,182)           14,572
         Increase (decrease) in other liabilities and deferred credits                --            (2,308)
     Other, net                                                                       10            (1,827)
-----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                        (2,274)            4,738

Cash flows from investing activities:
   Payments for fixed assets                                                          --            (1,513)
   Proceeds from sale of fixed assets                                                 24                --
   Investment in limited partnership                                              (1,500)               --
   Other, net                                                                         --               153
   -------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                      (1,476)           (1,360)

Cash flows from financing activities:
   Proceeds from borrowings                                                           --            46,902
   Payments on borrowings                                                             --           (50,450)
   Restricted cash for letters of credit                                              --               298
   -------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                          --            (3,250)

Cash retained by European subsidiaries                                                --            (1,819)
-----------------------------------------------------------------------------------------------------------

Effect of foreign currency translation on cash                                        --              (140)
-----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                         (3,750)           (1,831)
Cash and cash equivalents at beginning of period                                   7,304             2,089
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $3,554              $258
                                                                                  ======              ====

Cash payments for:
   Interest                                                                           $--             $341
   Income taxes, net                                                                  $--             $258

Non-cash investing activities:
   Receivable from sale of European Operations, net of amounts held in escrow         $--          $43,500

See accompanying Notes to Consolidated Financial Statements.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

1.  Basis of Presentation

     In June 2000, Dynacore Holdings Corporation (the "Company") (formerly Datapoint Corporation), elected to change its fiscal year from a July year end to a calendar year end, effective January 1, 2000. The transition period was the period from August 1, 1999 to December 31, 1999. Prior to August 1, 1999, the Company utilized a 52-53 week fiscal year and references to 1999 are for the fiscal year ended July 31, 1999.

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

The results for the quarter and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.


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

On December 5, 2000, the Company's Amended Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective December 18, 2000 (the "Effective Date"). The accompanying consolidated financial statements were prepared in conformity with principles of accounting applicable to a going concern and reflect all adjustments relating to settlement of the claims of any class of creditors that were provided for in the Company's Plan of Reorganization.

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

The Plan contemplated that the beneficial interests in the Patent Litigation Trust would be transferable and tradable. In addition, pursuant to the approved Plan and as reflected in its Restated Certificate of Incorporation, Dynacore is obligated to distribute to its then stockholders, 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses. Also, as part of the Plan, Dynacore has committed to lend the Patent Litigation Trust up to $1 million to pursue Dynacore's patent litigations. For both the quarter and six months ended June 30, 2001, the amount of such loan is $82 thousand. The Patent Litigation Trust is accounted for as a consolidated subsidiary of the Company. As such, the loan amount is eliminated in consolidation and the Patent Litigation Trust expenses of $82 thousand are included in the Company's Consolidated Statements of Operations. None of the Patent Litigation Trust expenses have been allocated to the 43.5% minority interest because the minority interest has no obligation to fund cumulative losses of the Patent Litigation Trust. Future income of the Patent Litigation Trust, if any, will be allocated entirely to the Company until the loan and interest have been fully recovered.

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company prepared a consolidated pro forma balance sheet as of the Effective Date, December 18, 2000 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated balance sheet at June 30, 2001, represents that of a successor company.

The Company estimated the fair value of the reorganized entity based upon the issuance of 10 million shares of new common stock at a value of $0.75 per share pursuant to the approved Plan While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment and other fixed assets, have been recorded at their fair value as estimated by management after considering replacement cost or potential sales value. Intellectual property has been revalued as estimated by management after considering its remaining life. After the revaluation of the reorganized Company was completed, an intangible asset of $3,775 reflecting the reorganization value in excess of identifiable assets was established, which is being amortized on a straight-line basis over 15 years. Under the recently issued Statement of Financial Accounting No. 142 -Goodwill and Other Intangible Assets, amortization of the reorganization value in excess of identifiable assets will cease on January 1, 2002. Subsequently, the value will be subjected to periodic impairment testing and will be reduced through a charge to income or loss if there is insufficient future value to support its carrying amount. During the first quarter ended March 31, 2001, a favorable settlement of certain contested bankruptcy claims existing at the Fresh Start date resulted in a gain of $140. This gain of $140 was applied directly to the intangible asset. Therefore at June 30, 2001, the intangible asset was $3,635 less accumulated amortization of $128 resulting in a net balance of $3,507.

4.       Investment in Limited Partnership

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher
B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. As of June 30, 2001, based upon the closing prices of the securities as of that date, the Partnership had approximately $3.2 million of assets and approximately $0.9 of liabilities for a net asset value of approximately $2.3 million. The Company's ownership interest in the Partnership approximated 56% and the Company's share of the Partnership's capital was approximately $1.3 million. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate $200,000 share of the Partnership's loss for the quarter ended June 30, 2001 is included in non-operating income/(expense) on the statement of operations. This investment is reflected as a short term investment as the Company intends to liquidate this investment, as permitted by the Partnership agreement, prior to the end of the fourth quarter of 2001.


5.       Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.


6.   Net Income (Loss) Applicable to Common Share

Net income (loss) applicable to common share is as follows. As a result of the new common stock which was issued on the Effective Date, all share data has been adjusted to reflect its issuance at the rate of .225177 shares of new common stock for each share of old common stock.

                                                             Quarter Ended
                                                             -------------
                                                 (Successor)                 (Predecessor)
                                                  06/30/01                      06/30/00
                                            Income   Shares   EPS      Income       Shares   EPS
------------------------------------------------------------------     -------------------------
Income (loss)  before extraordinary credit  $(1,137)                  $48,140
Preferred stock dividends accumulated           --                       (160)
Gain on the exchange and retirement of
  preferred stock                               --                         46
-------------------------------------------------------------------------------------------------
Basic EPS                                   $(1,137) 10,000   $(.11)  $48,026       4,147  $11.58
------------------------------------------------------------------    ---------------------------

Dilutives:
  Convertible preferred stock                                             160         289    (.75)
   Convertible debentures                                                 428         683   (1.33)
--------------------------------------------------------------------------------------------------
Diluted EPS                                 $(1,137) 10,000   $(.11)  $48,614       5,119   $9.50
--------------------------------------------------------------------------------------------------



                                                            Six Months Ended
                                                            ----------------
                                                 (Successor)                 (Predecessor)
                                                   06/30/01                     06/30/00
                                            Income   Shares   EPS      Income       Shares   EPS
------------------------------------------------------------------     -------------------------
Income (loss)  before extraordinary credit  $(1,516)                  $47,632
Preferred stock dividends accumulated           --                       (321)
Gain on the exchange and retirement of
   preferred stock                                                        100
-------------------------------------------------------------------------------------------------
Basic EPS                                   $(1,516) 10,000  $(.15)   $47,411       4,142   $11.45
------------------------------------------------------------------    ---------------------------

Dilutives:
  Convertible preferred stock                                             321         289     (.70)
  Convertible debentures                                                1,643         683    (1.09)
                                                                        -----         ---    -----
Diluted EPS                                 $(1,516) 10,000  $(.15)   $49,375       5,114    $9.66
                                            =======  ======  =====    =======       =====    =====

The EPS computations for the quarter and six months ended June 30, 2001 and 2000, respectively, exclude the following shares for stock options, because their effect would have been antidilutive:

                         Quarter Ended               Six Months Ended
                         -------------               ----------------
                   (Successor)   (Predecessor)     (Successor)     (Predecessor)
                    06/30/01      06/30/00           06/30/01         06/30/00
                    --------      --------           --------         --------

Stock options          750           796               750                 796


7.   Other Non-operating Income (Expense)

                                                       Quarter  Ended                  Six Months Ended
                                                       --------------                 ----------------
                                          (Successor)       (Predecessor)      (Successor)     (Predecessor)
(In thousands)                               06/30/01          06/30/00         06/30/01          06/30/00
                                             --------          --------         --------          --------


Interest earned                                   $53                $--            $234              $210
Foreign currency gains (losses)                   101              (151)             283               120
Equity in loss of limited partnership            (200)               --             (200)               --
Other                                              --              (511)              --              (120)
                                                   --              -----              --              -----
                                                 $(46)            $(662)            $317              $210
                                                 =====            ======            ====              ====


8.   Operating Segments

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

9.   Acquisitions

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

The Company's results of operations for the quarter and six month period ended June 30, 2001 includes revenue of approximately $0 and $9, respectively and expenses of approximately $21 and $199, respectively (including approximately $90 of severance paid during the quarter ended March 31, 2001) related to the Corebyte operations.

10.  Accounts Receivable

The Company has a receivable from Vugate, Inc. ("Vugate") the buyer of its videoconferencing business (MINX). This receivable consists of a note with a $375 face value that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $284, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The remaining $21 receivable from Vugate represents rental and related charges to Vugate as a sub-tenant of the Company's San Antonio facility. An additional $24 is receivable from other parties.

11.  Accrued Expenses


                                                   June 30, 2001   Dec. 31, 2000
-----------------------------------------------------------------------------
Salaries, commissions, bonuses and other benefits        $30             $370
Accrued professional fees-bankruptcy & sale
 of European Operations                                   19              680
Other                                                    358              566
-----------------------------------------------------------------------------
                                                        $407           $1,616
=============================================================================


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (For the Quarter and Six Months Ended June 30, 2001 and 2000)

Overview

The operations of Dynacore for the quarter and six month period ended June 30, 2001 (referred to as the "Successor Company"), and all prior periods presented (referred to as the "Predecessor Company") in this report were significantly affected by the sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the production operations of the Company. In addition, the financial data for the quarter and six-month period ended June 30, 2001 reflects the adoption of Fresh Start Accounting on December 18, 2000, the Effective Date of the approved Plan.

The Fresh Start basis of accounting is in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants. Under this accounting treatment, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. Accordingly, the accompanying financial data for the quarter and six-month period ended June 30, 2001 represents that of a successor company and as such, is not comparable to prior periods.

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

Since the sale of its European Operations, substantially all of the principal assets of the Company are currently the cash proceeds from the sale of the European Operations which are being held in a money market mutual fund and a limited Partnership (as more fully described below) pending future redeployment in an operating business other than an investment company. Pursuant to the Investment Company Act of 1940, as amended (the "40 Act"), a company that owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) is subject to registration and regulation as an investment company unless it qualifies for a statutory or regulatory exclusion or exemption from investment company status. Furthermore, a company that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities is subject to registration and regulation as an investment company.

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

Multi-speed Networking Patents

     During the quarter ended June 30, 2001, the Company and the Dynacore Patent Litigation Trust filed suit in the Southern District of New York against U.S. Philips Corporation, STMicroelectronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc. for patent infringement regarding United States Patent No. 5,077,732. This patent incorporates into a single network multiple different operational capabilities and a method of communicating information between at least three devices. The suit alleges that The Institute of Electrical and Electronic Engineers ("IEEE") standard for the computer and electronics industry known as 1394 utilizes technology that falls within the scope of the subject matter of the `732 Patent.

Any recovery by way of judgment or settlement will be received, net of expenses, by the Dynacore Patent Litigation Trust. Dynacore Holdings Corporation holds 56.5% of the Dynacore Patent Litigation Trust interests. The balance of the interests were distributed to former unsecured creditors and preferred shareholders of the Company when it emerged from bankruptcy proceedings in December 2000.

 As the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to network technology, the Company believes these patents cover most products introduced by various suppliers to the networking industry and dominates certain types of dual-speed technology on networking recently introduced by various industry leaders. Dynacore has asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

     (1) Datapoint Corporation* v. Standard Micro-Systems, Inc. and Intel Corporation, No. C.V.-96-1685;
          ------------------------------------------------------------------

     (2) Datapoint Corporation* v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay Networks, Inc., Crosscom Corp. and Assante Technologies, Inc. No. CV 96 4534;
         ---------------------------------------------------------------------

     (3) Datapoint Corporation* v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix, SVEC America Computer Corporation, and Nbase Communications, No. CV 96 6334; and
         -----------------------------------------------------------------------
    (4) Datapoint  Corporation* v. Standard  Microsystems Corp. and Intel
        Corp., No. CV-96-03819.
       -------------------------------------------------------------------------

* The Company expects to make a motion with the Court to reflect the name change to Dynacore Holdings Corporation.

These actions were consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued April of 1998 adverse to Dynacore. The Company had filed two sets of objections to certain portions of this report. The objections were overruled. These objections will now have to be resolved at the Appellate Court level. The briefing is completed. Both patents have been submitted to the Patent Office for re-examination. A certificate for one of the patents has been issued upon re-examination. The other patent, after appeal in re-examination, has been allowed, but has not yet been certified. The appeal has been stayed pending the complete outcome of the re-examination proceedings.

The above actions represent the trust property which the Company transferred and assigned to the Patent Litigation Trust pursuant to the certain Patent Litigation Trust Agreement, by and among the Company and the Patent Litigation Trust trustees. As previously mentioned, the Company has retained a 56.5% interest in the Patent Litigation Trust.

Results of Operations

On June 30, 2000, the Company sold its European Operations, which constituted substantially all of the Company's operations. As such, the results of operations for the quarter and six-month period ended June 30, 2000 included the performance of these operations and therefore are not comparable to the quarter and six-month period ended June 30, 2001.

The following is a summary of the Company's sources of revenue (prior to the consummation of the Sale, approximately 99 percent of Dynacore's international revenue was derived from customers in Western Europe):


                                 Quarter  Ended                    Six Months Ended
                                 --------------                    ----------------
                        (Successor)        (Predecessor)   (Successor)        (Predecessor)
    (In thousands)          06/30/01         06/30/00          06/30/01         06/30/00
                            --------         --------          --------         --------

   Sales:
    U.S.                          $--             $54                $--             $83
    Foreign                       --           20,974                --           37,716
                                               ------                             ------
                                  --           21,028                --           37,799
  Service and other:
    U.S.                          --              134                 9             $344
    Foreign                       --           12,083                --           24,782
                                               ------                             ------
                                  --           12,217                 9           25,126
                                               ------                             ------

  Total revenue                   $--         $33,245                $9          $62,925
                                  ===         =======                ==          =======


For the quarter and six-month period ended June 30, 2001, the Company reported a net loss of $1,137 and $1,516, respectively. For the same periods, the Company reported an operating loss of $1,091 and $1,833, respectively, which included approximately $110, and $210, respectively of severance expenses related to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Company during the quarter ended March 31,2001 and four employees of the Company during the quarter ended June 30, 2001.

Non operating income/(loss) for the quarter and six month period ended June 30, 2001, was approximately $(46) and $317, respectively, and consisted of interest income of $53 and $234, respectively, and a foreign currency transaction gain of $101 and $283, respectively, primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to DNL at the time of the Sale. Also included was a loss of $200, for the quarter and six months ended June 30, 2001, representing the equity in loss of a limited partnership.

For the quarter and six month period ended June 30, 2000, the Company reported operating losses of $763 and $1.5 million, respectively and net income of $48.1 million and $47.6 million, respectively. Substantially all of the Company's revenue of $33.2 million and $62.9 million, respectively, recorded for the quarter and six-month period ended June 30, 2000, related to the Company's European Operations.

Financial Condition

During the first six months of 2001, the Company's cash and cash equivalents decreased approximately $3.8 million. Primarily, this decrease was the result of the payment of the Company's current operating expenses for the first six months of 2001, the $1.5 million investment described below and payment during the first six months of 2001 of certain liabilities related to the finalization of the Company's "Plan".

     On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice
Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. As of June 30, 2001, based upon the closing prices of the securities as of that date, the Partnership had approximately $3.2 million of assets and approximately $0.9 of liabilities for a net asset value of approximately $2.3 million. The Company's ownership interest in the Partnership approximated 56% and the Company's share of the Partnership's capital was approximately $1.3 million. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate $200,000 share of the Partnership's loss for the quarter ended June 30, 2001 is included in non-operating income/(expense) on the statement of operations. This investment is reflected as a short term investment as the Company intends to liquidate this investment, as permitted by the Partnership agreement, prior to the end of the fourth quarter of 2001.

As of June 30, 2001, the Company had cash and cash equivalents of approximately $3.6 million, which the Company believes is sufficient to meet its cash requirements for 2001.

Restructuring Costs
(In thousands)

During the quarter and six months ended June 30, 2001, the Company incurred restructuring costs for employee termination costs of $110 and $210, respectively. These costs related primarily to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Company during the quarter ended March 31, 2001 and four employees of the Company during the quarter ended June 30, 2001. Of such four former employees, three still provide services on an as needed basis to the Company. At June 30, 2001, accrued but unpaid restructuring costs were approximately $28. Such costs are expected to be paid during the third quarter of 2001. During the quarter and six months ended June 30, 2000, the Company did not incur any restructuring costs.

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

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher
B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. As of June 30, 2001, based upon the closing prices of the securities as of that date, the Partnership had approximately $3.2 million of assets and approximately $0.9 of liabilities for a net asset value of approximately $2.3 million. The Company's ownership interest in the Partnership approximated 56% and the Company's share of the Partnership's capital was approximately $1.3 million. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate $200,000 share of the Partnership's loss for the quarter ended June 30, 2001 is included in non-operating income/(expense) on the statement of operations. This investment is reflected as a short term investment as the Company intends to liquidate this investment, as permitted by the Partnership agreement, prior to the end of the fourth quarter of 2001.

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

There were no reports on Form 8-K that were filed during the quarter ended June 30, 2001.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              DYNACORE HOLDINGS CORPORATION
                                                     (Registrant)






DATE:  August 8, 2001                             /s/ Phillip P. Krumb
                                                  -----------------------------
                                                   Phillip P. Krumb
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)