Form 10-K
period 2001-12-31
DYNACORE HOLDINGS CORP
filed 2002-03-27
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934
       For the fiscal year ended December 31, 2001
                                 -----------------

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

            9901 IH 10 West, Suite 800; San Antonio, Texas 78230-2292
              (Address of principal executive office and zip code)

                                 (210) 558-2898
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class             Name of each exchange on which registered
   ----------------------       -----------------------------------------------
Common Stock, $.01 par value       National Association of  Securities Dealers'
                                       Over-the Counter Bulletin Board

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

    As of March 7, 2002, 9,984,726 shares of Dynacore Holdings Corporation Common Stock were outstanding and the aggregate market value (based upon the last reported sale price of the Common Stock) of the shares of Common Stock held by non-affiliates was approximately $1.5 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

PART I

ITEM 1.  Business.

2001 in Summary

    Since its successful emergence from Chapter 11 bankruptcy in December 2000, Dynacore Holdings Corporation, formerly known as Datapoint Corporation (hereinafter "Dynacore" or the "Company"), has been concentrating its efforts and resources in four primary areas:

1.  Continuation of its Patent Management Activities,
2.  Continuation of its Search for a Merger  or Acquisition Transaction,
3.  Continuation of its Evaluation of Current Operations and Cost Control, and
4.  Liquidity.

Continuation of its Patent Management Activities

    During the second quarter of 2001, the Company and the Dynacore Patent Litigation Trust, established pursuant to the Patent Litigation Trust Agreement, by and among the Company and the Patent Litigation Trust Trustees (as defined therein), dated December 18, 2000, filed suit in the Southern District of New York against U.S. Philips Corporation, STMicroelectronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc. for patent infringement regarding United States Patent No. 5,077,732. This patent incorporates into a single network multiple different operational capabilities and a method of communicating information between at least three devices. The suit alleges that The Institute of Electrical and Electronic Engineers standard for the computer and electronics industry known as 1394 utilizes technology that falls within the scope of the subject matter of the `732 Patent. Although this action was initially stayed, the stay has been vacated and the action is proceeding (see "Patents and Trademarks" below for more extensive discussion of the patents and patent litigations).

Continuation of its Search for a Merger or Acquisition Transaction

    Since the sale of its European operations in June 2000 and the termination of the Company's Corebyte operations during the third quarter of 2001, the Company has been actively seeking a merger or acquisition partner with revenue producing operations or cash infusion opportunities to support pre-revenue research and development activities. Although the Company has not entered into any proposals, arrangements or understandings with the owners of any business or company regarding the possibility of an acquisition by or merger transaction with the Company, the Company has received expressions of interest regarding such a possibility from several businesses. In addition, the Company has conducted preliminary due diligence in this regard and formal presentations were made to the Company's Board of Directors in connection with some of these businesses. However, to date, the Company's Board of Directors and/or executive management have concluded that the opportunities presented were not in the best interests of the Company and its shareholders, and therefore terminated any further discussions with these businesses. Currently, the Company is evaluating the possibility of entering into serious negotiations and due diligence with an additional company. Concurrently, the Company is continuing to pursue additional opportunities for an acquisition or merger transaction.

Continuation of its Evaluation of Current Operations and Cost Control

    In January 2001, the Company began a thorough evaluation of the Corebyte operations, prospects, and strategic options given the lack of a significant revenue stream resulting from longer than anticipated software development and marketing efforts and the availability of similar Internet applications in the marketplace. During its subsequent evaluation, which included the exploration and discussions with various parties for alternative uses and markets for the Corebyte developed source code and underlying technologies, the Company significantly restructured and curtailed Corebyte's day-to-day operations, to include the elimination of its Web hosting services to third parties. During the third quarter of 2001, the Company concluded that the Corebyte operation was no longer a viable and profitable opportunity for the Company and therefore completely discontinued operations.

    The Company maintains a leased office facility in Paris, France, which served as the Company's European headquarters for the Company's former European Operations. Since the Company sold its European Operations in June 2000, the Company intends to dissolve the European Headquarters entity and exercise its early cancellation option on the leased facility in June 2002.

    For the year ended December 31, 2001, the Company incurred restructuring costs for employee terminations and the Paris facility closing costs of $233 thousand. Of this amount, $183 thousand related to the termination of seven employees of the Company's Corebyte subsidiary, one employee of the Company during the quarter ended March 31, 2001, and four employees of the Company during the quarter ended June 30, 2001. Of such four former employees, three still provide services on an as needed basis to the Company.

Liquidity

    As of December 31, 2001, the Company had cash and cash equivalents of approximately $2.6 million. In addition, the Company has approximately $593 thousand invested in a limited partnership as more fully described in Footnote 4 to the Consolidated Financial Statements. Since the Effective Date, the Company's management team has undertaken efforts to identify and evaluate successor business opportunities. The Company believes that given its current and forecasted cash requirements for the next twelve months of approximately $1.7 million to $2.0 million, its cash and its interest in the limited partnership, which are the Company's two major sources of liquidity, will be sufficient for the remainder of 2002. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and assumes payments under the existing executive employment agreements (see Item 11 Executive Compensation) and continuation of such salaries at current amounts after the expiration of such contracts on June 18, 2002. This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the Patent Litigation Trust for court trial expenses, if any.

General

    On May 3, 2000 (the "Petition Date" or the "Filing Date"), Dynacore Holdings Corporation, then known as Datapoint Corporation filed a petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court (the "Court") for the District of Delaware. On October 12, 2000, Dynacore filed its Amended Plan of Reorganization, which was subsequently approved by the Court on December 5, 2000. A final decree closing the Chapter 11 case was ordered by the Court on December 20, 2001.

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

    Dynacore was reincorporated in Delaware in 1976 as the successor corporation to a Texas corporation originally incorporated in 1968 as Computer Terminal Corporation. The Company's name was changed from Datapoint Corporation to Dynacore Holdings Corporation in June 2000, in accordance with an order of the Court. Pursuant to a Stock Purchase Agreement dated April 19, 2000 (the "Stock Purchase Agreement"), the Company sold certain of its European based subsidiaries (the "European Operations") to Datapoint Newco 1 Limited ("DNL"). In addition, the Company sold all of its interests in the name "Datapoint" and was also required to change its name. (See below for a more complete description of the sale of the European Operations). Dynacore's principal executive offices are located at 9901 IH 10 West, Suite 800; San Antonio, Texas 78230-2292 (telephone number (210) 558-2898).

    As of the Petition Date, the Company's business consisted of three operations. One operation consisted of a computer telephony integration system, which offered integrated telecommunication products and services to meet the requirements of large call centers, customer service organizations and telemarketing firms. A second, the systems integration and proprietary hardware and software operation, sold and marketed Dynacore's networking products to end-users. The European Operations of the Company which were sold to DNL comprised substantially all of the first and second operations described above and accounted for more than 98% of the total assets and more than 98% of the revenue of the Company for the last three fiscal years prior to the Sale. The Company's third operation consisted of its Corebyte subsidiary, which was engaged in the creation of internet networking software products.

    Over the past many years preceding the Sale, the Company's business suffered a significant decline in total revenue, recurring losses and a reduction of its domestic work force. This was primarily due to a mass entry of competitors in the networking marketplace compounded by a marketplace demand for "Open Systems" and standard interfaces, both of which adversely impacted the traditional networking and data processing components of Dynacore's business. The marketplace was forced into a uniformity of design that led to highly competitive pricing. At the same time, the increasing availability of low cost, "off the shelf" software applications written in a number of industry accepted programming languages adversely affected Dynacore.

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

    The recurring operational losses and reduced cash flow adversely affected the Company's ability to properly fund its business operations as it continued to make the interest and sinking fund obligations to holders of the Debentures under the Trust Indenture. To fund these obligations, Dynacore was forced to sell virtually all of its fixed assets during the preceding years, including real property in San Antonio, Texas in October 1998 and in Gouda, The Netherlands, approximately one year later. In addition, in October, 1999, the Company discontinued its domestic video conferencing operations (MINX) as it was not able to continue making the financial investment required, both in marketing and product development to sustain profitability for this portion of the business. In spite of these actions, as of the Petition Date, the Company had defaulted on one semi-annual interest payment, totaling approximately $2.5 million, and was about to default on the sinking fund payment due June 1, 2000.

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

    In addition, consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, on July 27, 1999, the Company, through its newly formed subsidiary, Corebyte Inc., acquired (the "Corebyte Acquisition") the Corebyte communication and networking software product family (the "Corebyte Products"). The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom ("Engstrom"), dated July 27, 1999. In January 2001, the Company began a thorough evaluation of the Corebyte operations, prospects, and strategic options given the lack of a significant revenue stream resulting from longer than anticipated software development and marketing efforts and the availability of similar Internet applications in the marketplace. During its subsequent evaluation, which included the exploration and discussions with various parties for alternative uses and markets for the Corebyte developed source code and underlying technologies, the Company significantly restructured and curtailed Corebyte's day-to-day operations, to include the elimination of its Web hosting services to third parties. During the third quarter of 2001, the Company concluded that the Corebyte operation was no longer a viable and profitable opportunity for the Company and therefore completely discontinued operations.

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

    The confirmed Plan provided for the distribution of $34.8 million in cash from the proceeds of the sale of the European Operations to Debenture holders and other unsecured creditors of Dynacore on the Effective Date. In addition, pursuant to the confirmed Plan: (i) Debenture holders and other unsecured creditors received 25% of the equity of the reorganized corporation, the ability to designate 3 out of 7 members on the Board of Directors, and 40% of a trust (the "Patent Litigation Trust"), formed to pursue the patent litigations of Dynacore, (ii) holders of Dynacore's preferred stock, par value $1.00 per share, received 23.5% of the equity of the reorganized corporation, and 3.5% of the Patent Litigation Trust, (iii) holders of the common stock, par value $.25 per share, received 41.5% of the equity of the reorganized corporation, (iv) current officer management received 10% of the equity of the reorganized corporation as part of a settlement of certain officer administrative claims that included employment contract cancellation and other contractual entitlements and (v) the remaining 56.5% interest in the Patent Litigation Trust was retained by the reorganized Dynacore and the Company is currently taking steps to comply with the National Association of Securities Dealers' requests in order to obtain approval to cause such interests to be tradable.

    The Plan contemplated that the beneficial interests in the Patent Litigation Trust would be transferable and tradable. In addition, pursuant to the approved Plan and as reflected in its Restated Certificate of Incorporation, Dynacore is obligated to distribute to its then stockholders, 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses. Also, as part of the Plan, Dynacore has committed to lend the Patent Litigation Trust up to $1 million to pursue Dynacore's patent litigations. As of December 31, 2001, the amount of such loan is approximately $262 thousand and the status of the related patent litigations is set forth below under the heading "Multi-Speed Networking Patents".

    As of December 31, 2001, the Company had cash and cash equivalents of approximately $2.6 million. In addition, the Company has approximately $593 thousand invested in a limited partnership as more fully described in Footnote 4 to the Consolidated Financial Statements. Since the Effective Date, the Company's management team has undertaken efforts to identify and evaluate successor business opportunities. The Company believes that given its current and forecasted cash requirements for the next twelve months of approximately $1.7 million to $2.0 million, its cash and its interest in the limited partnership, which are the Company's two major sources of liquidity, will be sufficient for the remainder of 2002. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and assumes payments under the existing executive employment agreements (see Item 11 Executive Compensation) and continuation of such salaries at current amounts after the expiration of such contracts on June 18, 2002.This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the Patent Litigation Trust for court trial expenses, if any.

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

    The Company has not restricted its search to any particular business or industry, and the areas in which it is seeking out acquisitions, reorganizations or mergers includes, but is not limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its lack of significant resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations.

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

    Management personally meets with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visits and inspects material facilities, obtains independent analysis or verification of information provided and gathered, checks references of management and key personnel and conducts other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity.

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

    Although the Company has not entered into any proposals, arrangements or understandings with the owners of any business or company regarding the possibility of an acquisition by or merger transaction with the Company, the Company has received expressions of interest regarding such a possibility from several businesses. In addition, the Company has conducted preliminary due diligence in this regard and formal presentations were made to the Company's Board of Directors in connection with some of these businesses. However, to date, the Company's Board of Directors and/or executive management have concluded that the opportunities presented were not in the best interests of the Company and its shareholders, and therefore terminated any further discussions with these businesses. Currently, the Company is evaluating the possibility of entering into serious negotiations and due diligence with an additional company. Concurrently, the Company is continuing to pursue additional opportunities for an acquisition or merger transaction.

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

    Since the sale of its European Operations and the termination of the Corebyte operations, the Company relied on a temporary one-year exclusion from investment company status under the 40 Act, since as indicated above the Company's intent, as soon as reasonably possible, was to engage in a business other than that of investing, reinvesting, owning, holding or trading in securities. The Company believes that based on its current asset mix, and its current activities, including the management of its patents, it will not be treated as an investment company. However, given its current activities, the Company believes there is a risk of becoming subject to regulation and registration as an investment company. The Company does not believe that it is feasible for the Company to register as an investment company because the 40 Act rules are inconsistent with the Company's strategy of acquiring, and actively managing an operating business. However, if the Company were required to register as an investment company, then it would incur substantial additional expense as a result of the 40 Act's record keeping, reporting, voting, proxy disclosure and other requirements. In the event that the Company's activities and asset mix do not qualify for an exclusion or exemption, the Company may be required either to register as an investment company or take significant business actions that are contrary to its business objectives in order to avoid being required to register as an investment company. For example, the Company might be compelled to acquire additional assets it might not otherwise have acquired, be forced to forgo opportunities to acquire interests in companies or other assets or be forced to sell or refrain from selling such interests or assets. In addition, the Company might need to sell certain assets, which are considered to be investment securities. In order to be certain of its status under the 40 Act, the Company may apply to the Securities and Exchange Commission for an order finding that it is primarily engaged in a business other than investing in securities. The Company can give no assurance that such an order, if applied for, will be granted.

    Dynacore believes that it had approximately $172 million of tax loss carryovers prior to the consummation of its Plan. Section 382 of the Internal Revenue Code of 1986 (the "Code") limits the full annual utilization of NOL carryovers of a "loss corporation" that has undergone an Ownership Change (as defined below). Dynacore believes that had it not qualified for the 382 Bankruptcy Exception described below its use of its NOL and capital loss carryovers would have been subject to Section 382 limitations following its reorganization under the Plan. As of December 31, 2001, the Company has $149 million of NOL and $28 million of capital losses carryovers remaining.

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

    However, due to its reliance on the 382 Bankruptcy Exception, Dynacore was required to reduce its NOL carryovers by the amount of interest paid or accrued during the preceding three year period on its Debentures that was converted into the equity of the reorganized corporation pursuant to the Plan. Taking both the reduction for such disallowed interest and all other reductions in its tax loss carryovers required by Section 108 of the Code (relating to cancellation of indebtedness income), Dynacore believes that its tax loss carryovers were approximately $172 million following the consummation of the Plan.

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

    As part of the Plan the Company restated its Certificate of Incorporation and in order to maintain its NOL and capital loss carryovers the Restated Certificate of Incorporation includes certain provisions, which impose restrictions, designed to prevent Ownership Changes from occurring. These provisions, as well as structuring considerations, may interfere with the Company's ability to acquire a business since use of the Company's stock as consideration in any acquisition transaction may be limited if the Company desires to retain its NOL and capital loss carryovers.


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

Patents and Trademarks

    Dynacore owns certain patents, copyrights, trademarks and trade secrets in network technologies, which it considers valuable proprietary assets. In this regard, the Company, and the Dynacore Patent Litigation Trust (the "PLT") have been actively involved in not only maximizing such intellectual property through licensing and/or royalty arrangements but also, in protecting these assets from infringement by other parties.

    In this regard, the Company and the PLT have retained the services of "intellectual property" Counsel, who meets regularly with the Company's executive management to discuss, among other things, the status of current, pending, and future patent litigation, certain patent infringement settlement proposals, and proposed patent royalty and license agreements.


Multi-speed Networking Patents

     During the quarter ended June 30, 2001, the Company and the Dynacore Patent Litigation Trust, established pursuant to the Patent Litigation Trust Agreement, by and among the Company and the PLT Trustees (as defined therein), dated December 18, 2000, filed suit in the Southern District of New York against U.S. Philips Corporation, STMicroelectronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc., Civil Action No. 01-CV-5012 (LTS) (GWG); and Sony Electronics Inc., Nikon Inc., JVC Americas Corp., Adaptec, Inc., Smartdisk Corporation, Evergreen Technologies, Inc., Ads Technologies, Inc., Western Digital Corporation, Quadmation Incorporated, Lucent Technologies, Inc., and 3COM Corporation, Civil Action No. 01-CV-10978 (LTS) (GWG), for patent infringement regarding United States Patent No. 5,077,732. The suits allege that The Institute of Electrical and Electronic Engineers ("IEEE") standard for the computer and electronics industry known as 1394 utilizes technology that falls within the scope of the subject matter of the `732 Patent and that each defendant sells products that comply with the 1394 standard. Although this action was initially stayed, the stay has been vacated and the action is proceeding.

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

    As the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to network technology, the Company believed these patents covered most products introduced by various suppliers to the networking industry and dominated certain types of dual-speed technology on networking recently introduced by various industry leaders. Dynacore had asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

(1) Datapoint Corporation v. Standard Micro-Systems, Inc. and Intel Corporation, No. C.V.-96-1685;
     -----------------------------------------------------------------

(2) Datapoint Corporation v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay Networks, Inc., Crosscom Corp. and Assante Technologies, Inc. No. CV 96 4534;
     -----------------------------------------------------------------------

(3) Datapoint Corporation v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business
     Machines Corp., Lantronix, SVEC America Computer Corporation, and Nbase Communications, No. CV 96 6334; and
     -------------------------------------------------------------------------

(4)  Datapoint  Corporation v. Standard  Microsystems Corp. and
     Intel Corp., No. CV-96-03819.
     -------------------------------------------------------------------------


    These actions were consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued in April of 1998 adverse to Dynacore. The Company had filed two sets of objections to certain portions of this report. The objections were overruled. Both patents have been submitted to the Patent Office for re-examination. After re-examination, the patents were approved and a certificate for both patents has been issued. After this re-examination the action proceeded and the appeal was ultimately denied on February 15, 2002. Accordingly, these actions are now over.

    The above actions represent the trust property which the Company transferred and assigned to the Patent Litigation Trust pursuant to that certain Patent Litigation Trust Agreement, by and among the Company and the Patent Litigation Trust trustees. As previously mentioned, the Company has retained a 56.5% interest in the Patent Litigation Trust.

Employees

    At December 31, 2001, the Company had seven employees: four full time and three part-time. The Company considers its relations with its employees to be satisfactory. The aggregate annual salaries for the seven employees are approximately $671 thousand.


Environmental Matters

    Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

ITEM 2.  Properties.

    Dynacore's principal executive office is located in San Antonio, Texas. The Company believes that its facilities are generally well maintained, in good operating condition and are adequately equipped for their present use. Information regarding the principal properties, excluding leases assigned or subleased, as of December 31, 2001, is as follows:


                                   Approximate
                                    Facility
      Location         Use         Sq. Footage     Owned or Leased Land Area
      --------         ---         -----------     -------------------------

San Antonio, Texas     Office         805       Leased; expires August 31, 2002
New York, New York     Office       4,250       Leased; expires October 16, 2009
San Antonio, Texas     Warehouse    4,900       Leased; expires January 31, 2004
Paris, France          Office       1,450       Leased; expires June 16, 2008
                                                 with early cancellation options
                                                 on June 16, 2002 (which the
                                                 Company intends to exercise)
                                                 and June 16, 2005

    The aggregate annual rental for these leases, excluding sub-lease agreements is approximately $253 thousand.

    During the first quarter of fiscal 1999, the Company sold the building it owned in Gouda, Netherlands to a private unaffiliated group for approximately $2.1 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of approximately 18,000 square feet for an initial lease term of five years and approximately 12,000 square feet for an initial lease term of one year. This lease obligation was transferred to DNL as a result of the sale of the European Operations on June 30, 2000.

    On October 27, 1997, the Company sold the three buildings it owned in San Antonio, Texas to a private unaffiliated group for approximately $3.2 million (net of mortgage obligations and closing costs). The sales contract provided for the leaseback by the Company of one of the buildings (approximately 38,000 square feet) for an initial lease term of five years. As part of the Court approved bankruptcy proceedings, the Company renegotiated the termination of the lease to March 31, 2001. The Company occupied space on a month-to-month basis ranging from 17,630 square feet in April 2001 to 1,670 square feet in September 2001, at which time the Company vacated the premises.


ITEM 3.  Legal Proceedings.

    From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

 There were no matters submitted during 2001 to a vote of security holders of the Company through the solicitation of proxies. There was no annual meeting of stockholders held during 2001.


PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Beginning August 24, 1998, the Company's common stock was quoted on the National Association of Securities Dealers' Over-the Counter Bulletin Board under the symbol "DTPT". The symbol changed to DTPTQ upon the filing for bankruptcy relief and the symbol once again changed as the result of the Company's name change to DYHGQ. On the Effective Date and through June 18, 2001, the symbol was DYHC and the stock was tradable over-the-counter through the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc. On June 18, 2001, the Company announced that the National Association of Securities Dealers' Inc. ("NASD") approved the application for listing and quotation of the stock on the Over-the-Counter Bulletin Board, also under the symbol DYHC. The Company is currently working to cause the beneficial interests in the Patent Litigation Trust to be tradable as the Company has undertaken to have a set of financial statements for the year 2001 for the Patent Litigation Trust prepared in order to comply with the request by the NASD for such financial statements. Accordingly, the Company believes that the shares of beneficial interests in the Patent Litigation Trust will ultimately be traded over-the-counter through the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc. As of March 7, 2002 there were approximately 2,780 holders of record and 9,984,726 outstanding shares of Common Stock. The prices below represent the high and low prices for composite transactions for stock traded during the applicable periods. As a result of the new common stock, which was issued on the Effective Date, all prices have been adjusted to reflect its issuance at the rate of .225177 shares of New Common Stock for each share of Old Common Stock. The Company has not paid cash dividends to date on its common stock and has no present intention to pay cash dividends on its common stock in the near future. As of March 7, 2002, the closing price of the stock was $.20. The stock prices for the last two years are as follows:

                                            High              Low
            March 30, 2001                   .50              .10
            June 30, 2001                    .37              .20
            September 30, 2001               .28              .16
            December 31, 2001                .29              .18

                                            High              Low
          March 30, 2000                    6.52             1.24
          June 30, 2000                     3.05              .55
          September 30, 2000                1.80              .62
          December 18, 2000*                 .84              .26

* The New common stock did not trade during the period December 19, 2000 through December 31, 2000.


ITEM 6.  Selected Financial Data.

The operations of Dynacore for the year ended December 31, 2001 and for the period of December 19, 2000 through December 31, 2000 (referred to as the "Successor Company"), and all prior periods presented (referred to as the "Predecessor Company") in this report were significantly affected by the Sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the production operations of the Company. As a result, the financial results of the Company for each of the periods addressed by this report prior to December 18, 2000, (the Effective Date), do not reflect the earnings capacity of the Company. In addition the financial data for the period ended December 31, 2000 reflects the adoption of Fresh Start Accounting and includes the period from December 19, 2000 to December 31, 2000.

The Fresh Start basis of accounting is in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants and includes activity from December 19, 2000 to December 31, 2000. Under this accounting treatment, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of December 31, 2000 represents that of a successor company, which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.



Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)
                                                     Successor                    Predecessor
                                                          12/19/00-   01/01/00 -  08/01/99 -
                                                2001      12/31/00    12/18/00    12/31/99     1999        1998        1997
-------------------------------------------------------------------------------------------------------------------------------
Operating Results for the Fiscal Year
Total Revenue                                        $ 9        $ -     $62,956    $51,860    $138,285   $151,445     $142,121
Operating income (loss)                           (3,321)      (195)     (3,004)    (1,772)     (2,886)     5,074        2,033
Income (loss) before extraordinary credits
  and effect of change in accounting principle    (3,793)      (311)     50,820     (4,513)     (9,256)    (1,224)       1,173
Net income (loss)                                 (3,793)      (311)     81,079     (4,513)     (7,549)      (669)       2,383
Basic earnings (loss) per common share:
  Income (loss) before extraordinary credits      ($0.38)    ($0.03)     $12.10     ($1.13)     ($2.45)    ($0.49)       $0.05
  Gain on the exchange and retirement
    of preferred stock                                 -          -           -          -        0.09          -         1.05
  Extraordinary credits                                -          -       10.94          -        0.40       0.14         0.33
    Net income (loss) per share                   ($0.38)    ($0.03)     $23.04     ($1.13)     ($1.96)    ($0.35)       $1.43
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary credits      ($0.38)    ($0.03)     $10.25     ($1.13)     ($2.45)    ($0.49)       $0.05
  Gain on the exchange and retirement
    of preferred stock                                 -          -           -          -        0.09          -         1.07
  Extraordinary credits                                -          -        5.91          -        0.40       0.14         0.31
  Net income (loss) per share                     ($0.38)    ($0.03)     $16.16     ($1.13)     ($1.96)    ($0.35)       $1.43

Financial Position at End of Fiscal Year
Current assets                                   $ 3,659     $8,289      $9,318    $36,093     $40,930    $50,807      $45,340
Fixed assets, net                                     28        102         108      5,872       5,928      9,468       11,764
Total assets                                       7,077     12,694      13,740     44,054      49,333     66,816       62,388
Current liabilities                                  502      1,913       2,801     60,444      60,463     64,491       53,679
Long-term debt                                         -          -           -     50,000      50,000     55,000       60,875
Stockholders' equity (deficit)                     3,385      7,189       7,500    (76,556)    (72,128)   (64,437)     (64,084)

Other Information
Average common shares outstanding              9,984,726 10,000,000   4,145,770  4,131,074   4,104,029  4,045,963    3,627,550
Number of common stockholders of record            2,780      2,641       2,732      2,810       2,860      2,966        3,070
Preferred shares outstanding                           -          -           -    661,967     661,967    721,976      721,976
Dividends paid or accumulated on preferred stock       -          -           -        165         684        722        1,009
Number of employees                                    7         19          19        617         639        652          641

No cash dividends on common stock have been declared during any of the above periods.
Net income for the period ending 12/18/00 includes a gain of $52.5 million resulting from a divestiture.
Net income for the period ending 12/18/00 includes an extraordinary debt extinguishment gain of $26.5 million and Fresh start adjustments of of $3.8 million.
See notes to Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results
  of Operations.
Per share amounts have been adjusted to reflect its issuance at the rate of .225177 shares of New Common stock for each share of Old Common Stock.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2001 in Summary

Since its successful emergence from Chapter 11 bankruptcy in December 2000, Dynacore Holdings Corporation, formerly known as Datapoint Corporation (hereinafter "Dynacore" or the "Company") has been concentrating its efforts and resources in four primary areas:

1.  Continuation of its Patent Management Activities,
2.  Continuation of its Search for a Merger  or Acquisition Transaction,
3.  Continuation of its Evaluation of Current Operations and Cost Control, and
4.  Liquidity.

Continuation of its Patent Management Activities

During the second quarter of 2001, the Company and the Dynacore Patent Litigation Trust, established pursuant to the Patent Litigation Trust Agreement, by and among the Company and the Patent Litigation Trust Trustees (as defined therein), dated December 18, 2000, filed suit in the Southern District of New York against U.S. Philips Corporation, STMicroelectronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc. for patent infringement regarding United States Patent No. 5,077,732. This patent incorporates into a single network multiple different operational capabilities and a method of communicating information between at least three devices. The suit alleges that The Institute of Electrical and Electronic Engineers standard for the computer and electronics industry known as 1394 utilizes technology that falls within the scope of the subject matter of the `732 Patent. Although this action was initially stayed, the stay has been vacated and the action is proceeding.

Continuation of its Search for a Merger or Acquisition Transaction

Since the sale of its European operations in June 2000 and the termination of the Company's Corebyte operations during the third quarter of 2001, the Company has been actively seeking a merger or acquisition partner with revenue producing operations or cash infusion opportunities to support pre-revenue research and development activities. Although the Company has not entered into any proposals, arrangements or understandings with the owners of any business or company regarding the possibility of an acquisition by or merger transaction with the Company, the Company has received expressions of interest regarding such a possibility from several businesses. In addition, the Company has conducted preliminary due diligence in this regard and formal presentations were made to the Company's Board of Directors in connection with some of these businesses. However, to date, the Company's Board of Directors and/or executive management have concluded that the opportunities presented were not in the best interests of the Company and its shareholders, and therefore terminated any further discussions with these businesses. Currently, the Company is evaluating the possibility of entering into serious negotiations and due diligence with an additional company. Concurrently, the Company is continuing to pursue additional opportunities for an acquisition or merger transaction.

Continuation of its Evaluation of Current Operations and Cost Control

In January 2001, the Company began a thorough evaluation of the Corebyte operations, prospects, and strategic options given the lack of a significant revenue stream resulting from longer than anticipated software development and marketing efforts and the availability of similar Internet applications in the marketplace. During its subsequent evaluation, which included the exploration and discussions with various parties for alternative uses and markets for the Corebyte developed source code and underlying technologies, the Company significantly restructured and curtailed Corebyte's day-to-day operations, to include the elimination of its Web hosting services to third parties. During the third quarter of 2001, the Company concluded that the Corebyte operation was no longer a viable and profitable opportunity for the Company and therefore completely discontinued operations.

The Company maintains a leased office facility in Paris, France, which served as the Company's European headquarters for the Company's former European Operations. Since the Company sold its European Operations in June 2000, the Company intends to dissolve the European Headquarters entity and exercise its early cancellation option on the leased facility in June 2002.

For the year ended December 31, 2001, the Company incurred restructuring costs for employee termination costs and the Paris facility closing costs of $233 thousand. Of this amount, $183 thousand related to the termination of seven employees of the Company's Corebyte subsidiary, one employee of the Company during the quarter ended March 31, 2001, and four employees of the Company during the quarter ended June 30, 2001. Of such four former employees, three still provide services on an as needed basis to the Company.

Liquidity

As of December 31, 2001, the Company had cash and cash equivalents of approximately $2.6 million. In addition, the Company has approximately $593 thousand invested in a limited partnership as more fully described in Footnote 4 to the Consolidated Financial Statements. Since the Effective Date, the Company's management team has undertaken efforts to identify and evaluate successor business opportunities. The Company believes that given its current and forecasted cash requirements for the next twelve months of approximately $1.7 million to $2.0 million, its cash and its interest in the limited partnership, which are the Company's two major sources of liquidity, will be sufficient for the remainder of 2002. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and assumes payments under the existing executive employment agreements (see Item 11 Executive Compensation) and continuation of such salaries at current amounts after the expiration of such contracts on June 18, 2002. This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the Patent Litigation Trust for court trial expenses, if any.

Overview

The operations of Dynacore for the year ended December 31, 2001, and the period of December 19, 2000 through December 31, 2000 (referred to as the "Successor Company"), and all prior periods presented (referred to as the "Predecessor Company") in this report were significantly affected by the sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the production operations of the Company. As a result, the financial results of the Company for each of the periods addressed by this report prior to December 18, 2000, (the Effective Date) , do not reflect the earnings capacity of the Company. In addition the financial data for the period ended December 31, 2000 reflects the adoption of Fresh Start Accounting and includes the period from December 19, 2000 to December 31, 2000.

The Fresh Start basis of accounting is in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants and includes activity from December 19, 2000 to December 31, 2000. Under this accounting treatment, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of December 31, 2000 represents that of a successor company, which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

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

As a result of the Sale, the Company recorded a gain of approximately $52.5 million during the period ended December 18, 2000. Included in this amount were transaction costs and professional fees relating to both the Sale and Bankruptcy of approximately $1.4 million as well as $1.2 million representing the settlement of the Officers Administrative Claims.

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

The Plan contemplated that the beneficial interests in the Patent Litigation Trust would be transferable and tradable. In addition, pursuant to the approved Plan and as reflected in its Restated Certificate of Incorporation, Dynacore is obligated to distribute to its then stockholders, 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses. Also, as part of the Plan, Dynacore has committed to lend the Patent Litigation Trust up to $1 million to pursue Dynacore's patent litigations. As of December 31, 2001, the amount of such loan is approximately $262 thousand and the status of the related patent litigations is set forth above under the heading "Multi-Speed Networking Patents".

     As of December 31, 2001, the Company had cash and cash equivalents of approximately $2.6 million. In addition, the Company has approximately $593 thousand invested in a limited partnership as more fully described in Footnote 4 to the Consolidated Financial Statements. Since the Effective Date, the Company's management team has undertaken efforts to identify and evaluate successor business opportunities. The Company believes that given its current and forecasted cash requirements for the next twelve months of approximately $1.7 million to $2.0 million, its cash and its interest in the limited partnership, which are the Company's two major sources of liquidity, will be sufficient for the remainder of 2002. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and assumes payments under the existing executive employment agreements (see Item 11 Executive Compensation) and continuation of such salaries at current amounts after the expiration of such contracts on June 18, 2002. This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the Patent Litigation Trust for court trial expenses, if any.

As of December 31, 2001, the Company had available federal tax net operating losses aggregating approximately $149 million, expiring in various amounts beginning in 2002. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see note 7 to Consolidated Financial Statements).

As part of the Sale to DNL, the Company's German subsidiary assumed the liability for the pension benefits for all German employees who did not transfer to DNL. Presently, the German subsidiary has no revenue or cash inflow stream and is not expected to derive any significant amounts of revenue or cash inflows in the foreseeable future. While the pension liability of $2.8 million has been reflected in the Company's consolidated financial statements, this obligation remains with the German subsidiary. The Parent has however entered into an exclusive distribution agreement with the subsidiary affording the German subsidiary contractual distribution rights for future products of or services by the Company, if any, in one Eastern and three Western European countries.


Financial Condition

     During the year ended December 31, 2001, the Company's unrestricted cash and cash equivalents decreased approximately $4.7 million. Primarily, this decrease was the result of the payment of the Company's operating expenses, the $1.5 million investment described below and payment of certain liabilities related to the finalization of the Company's "Plan".

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of PGM Associates, L.P., a partnership (the "Partnership"), of which Asher B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald
N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. As of December 31, 2001, based upon the closing prices of the securities as of that date, the Partnership had approximately $2.2 million of assets and approximately $1.1 million of liabilities for a net asset value of approximately $1.1 million. The Company's ownership interest in the Partnership approximated 56% and the Company's share of the Partnership's capital was approximately $0.6 million. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate share of the Partnership's loss for the twelve months ended December 31, 2001 of $907, is included in non-operating income/(expense) on the statement of operations. This investment is reflected as a short-term investment as the Company has the right to liquidate this investment, as permitted by the Partnership agreement, prior to the end of the fourth quarter of 2002.

As of December 31, 2001, the Company had cash and cash equivalents of approximately $2.6 million. In addition, the Company has approximately $593 thousand invested in the Partnership as described above. Since the Effective Date, the Company's management team has undertaken efforts to identify and evaluate successor business opportunities. The Company believes that given its current and forecasted cash requirements for the next twelve months of approximately $1.7 million to $2.0 million, its cash and its interest in the Partnership, which are the Company's two major sources of liquidity, will be sufficient for the remainder of 2002. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and assumes payments under the existing executive employment agreements (see Item 11 Executive Compensation) and continuation of such salaries at current amounts after the expiration of such contracts on June 18, 2002.This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the Patent Litigation Trust for court trial expenses, if any.

Restructuring Costs
(In thousands)

The Company incurred restructuring costs primarily related to employee termination programs implemented in these periods:

                            Successor                    Predecessor
                            ----------                   ------------
                                12/19/00 -        01/01/00 -   08/01/99-
                        2001    12/31/00          12/18/00     12/31/99    1999
--------------------------------------------------------------------------------
Restructuring costs     $233        $22               $0       $624        $813
================================================================================

For the year ended December 31, 2001, the Company incurred restructuring costs for employee termination and the Paris facility closing costs of $233. Of this amount, $183 related to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Company during the quarter ended March 31, 2001 and four employees of the Company during the quarter ended June 30, 2001. Of such four former employees, three still provide services on an as needed basis to the Company. At December 31, 2001, accrued but unpaid restructuring costs were $50, related to the closing of the Company's Paris office, which will be paid during the first and second quarters of 2002.

For the period ending December 31, 2000, the Company had restructuring costs of $22 related to its downsizing efforts after its emergence from bankruptcy.

For the period ended December 31, 1999, the Company incurred restructuring charges of $624 for employee termination costs. These costs related to the termination of 28 employees at the Company's San Antonio headquarters in connection with the Company's discontinuance of its domestic video conferencing
(MINX) employees.

Restructuring costs incurred during for the fiscal year ended July 31, 1999, included $650 for the termination of 25 employees at the Company's San Antonio headquarters and $163 for the termination of 5 employees at the Company's French subsidiary.

Restructuring charges relating to payroll costs are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Other restructuring costs are not recorded until management has committed to an exit plan, all significant actions to be taken have been identified and significant changes to the plan are not likely.

A rollforward of the restructuring accrual from August 1, 1998 through December 31, 2001 is as follows:


Predecessor                                                     TOTAL
------------                                                    -----
Restructuring accrual as of August 1, 1998                        $182
Additions                                                          813
Payments                                                          (862)
-----------------------------------------------------------------------
Restructuring accrual as of July 31, 1999                         $133
Additions                                                          624
Payments                                                          (375)
-----------------------------------------------------------------------
Restructuring accrual as of December 31, 1999                     $382
Additions                                                            0
Payments                                                          (350)
-----------------------------------------------------------------------
Restructuring accrual as of December 18, 2000                      $32

Successor
Restructuring accrual as of December 18, 2000                      $32
Additions                                                           22
Payments                                                            (3)
-----------------------------------------------------------------------
Restructuring accrual as of December 31, 2000                      $51
Additions                                                          233
Payments                                                          (234)
-----------------------------------------------------------------------
Restructuring accrual as of December 31, 2001                      $50
                                                                    ===

Results of Operations

The following is a summary of the Company's sources of revenue for each of the periods listed below:

(In thousands)          Successor              Predecessor
                        ---------    -------------------------------------
                                        01/01/00 -    08/01/99 -
                             2001       12/18/00       12/31/99            1999
                             ----       --------       --------            ----
Sales:
   U.S.                        $9           $103           $385          $3,057
   Foreign                     --         37,716         27,547          75,630
                               --         ------         ------          ------
                                9         37,819         27,932          78,687
Service and other:
   U.S.                        --            355            429           1,074
   Foreign                     --         24,782         23,499          58,524
                                          ------         ------          ------
                               --         25,137         23,928          59,598
                                          ------         ------          ------

Total revenue                  $9        $62,956        $51,860        $138,285
                               ==        =======        =======        ========

(Note that the Company did not record any revenue for the period of December 19, 2000 - December 31, 2000.)

Year ended December 31, 2001

During the year ended December 31, 2001, the revenue of $9 was derived from the Company's Corebyte's operations, which were significantly curtailed in the first quarter of 2001 and subsequently discontinued in the third quarter of 2001.

Of the $3,097 of selling, general and administrative expenses, $337 related to depreciation and other "non-cash" amortization, $262 related to the Patent Litigation Trust activities, and $212 incurred by operations and functions which were terminated during the year. The remainder related to the Company's search for a merger or acquisition transaction and other corporate expenses.

For the year ended December 31, 2001, and as described above, the Company incurred restructuring costs for employee terminations and the Paris facility closing of $233.

Restructuring charges relating to payroll costs are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Other restructuring costs are not recorded until management has committed to an exit plan, all significant actions to be taken have been identified and significant changes to the plan are not likely.

Non operating expense for the year ended December 31, 2001, was approximately $472 and primarily consisted of interest income of $248, imputed interest of $54, and a foreign currency transaction gain of $136 primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to DNL at the time of the Sale. Also included was a loss of $907 for the year ended December 31, 2001, representing the equity in loss of the Partnership.

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

January 1, 2000 - December 18, 2000

Substantially all of the approximately $63.0 million of revenue related to the European subsidiaries, which were sold on June 30, 2000. The gross profit margin for this period ended December 18, 2000 was 23.1%, compared with the 24.8% for the five-month period ended December 31, 1999. Operating expenses for this period were approximately $17.6 million, which primarily included those expenses incurred by the company's European subsidiaries until the time of sale on June 30, 2000.

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

August 1, 1999 - December 31, 1999

On June 27, 2000, the Company elected to change its fiscal year to a calendar year basis. Therefore, the five months represented by this transitional period are not comparable to the 12-month fiscal year ended July 31, 1999 or the 11-1/2 month period ended December 18, 2000. Of the $51.9 million revenue recorded during this five-month period, approximately $51.2 million related to the European Operations, which were sold on June 30, 2000. The gross profit margin for this five-month period was 24.8%, as compared to the 25.7% for the twelve-month period ended July 31, 1999. Operating expenses for the five months ended December 31, 2000 were approximately $ 14 million, compared with approximately $37.7 million for the twelve-month period ended July 31, 1999. Non-operating expenses consisted primarily of interest expense of $2.4 million.

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

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion was long-term in nature and not payable in the foreseeable future. As a result, during fiscal year 1999, transaction gains of $1.6 million relating to these loans are included as a foreign currency adjustment to accumulated other comprehensive income included in Stockholders' Deficit, which in prior years, would have been included in non-operating income and expense.

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

The Successor Company's market risk is primarily limited to a pension liability and other post employment liabilities, which remain with the Company's German subsidiary. As such, the Successor Company's future operating results could be affected by fluctuations in the value of the U.S. dollar as compared to the German currency. For example, a 10% strengthening of the dollar relative to the German currency would result in a decrease of this liability and an increase to operating performance of an approximate $280 thousand transaction gain.

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

ITEM 8.  Financial Statements and Supplementary Data.


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                    Page

Report of Marks Paneth & Shron LLP
Independent Auditors                                                 22

Report of Ernst & Young LLP                                          23
Independent Auditors

Consolidated Financial Statements

Consolidated Statements of Operations for the period 2001;
  December 19 - 31, 2000; January 1 - December 18, 2000;
  Five months ended December 31, 1999;  and fiscal year 1999         24

Consolidated Balance Sheets as of December 31, 2001 and 2000         26

Consolidated Statements of Cash Flows for the period 2001;
  December 19 - 31, 2000; January 1 - December 18, 2000;
  Five months ended December 31, 1999;  and fiscal year 1999         27

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the period 2001; December 19 - 31, 2000;
  January 1 - December 18, 2000; Five months ended
  December 31, 1999;  and fiscal year 1999                           28

Notes to Consolidated Financial Statements                           29

REPORT OF MARKS PANETH & SHRON LLP
INDEPENDENT AUDITORS


The Board of Directors
Dynacore Holdings Corporation


     We have audited the accompanying consolidated balance sheets of Dynacore Holdings Corporation (formerly known as Datapoint Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ending December 31, 2001, the period December 19, to December 31, 2000, the period January 1, to December 18, 2000, and the five months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacore Holdings Corporation and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for the year ending December 31, 2001, the period December 19, to December 31, 2000, the period January 1, to December 18, 2000, and five months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, effective December 18, 2000, the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheets as of December 31, 2001 and 2000, and the related statements of consolidated operations and cash flows for the year ended December 31, 2001 and for the period December 19, to December 31, 2000, are presented on a different basis than that for the periods before fresh start, and therefore, are not comparable.

     Our audits referred to above included the financial statement schedule listed in the index at Item 14(a) as of December 31, 2001 and 2000, and for the period December 19, to December 31, 2000, the period January 1, to December 18, 2000, and five months ended December 31, 1999. In our opinion, this financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



                                              Marks Paneth & Shron LLP

New York, New York
February 23, 2002

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

The Board of Directors
Dynacore Holdings Corporation

We have audited the consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Dynacore Holdings Corporation (formerly Datapoint Corporation) and subsidiaries (the Company) for the fiscal year ended July 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows, of the Company, for the fiscal year ended July 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The consolidated financial statements and schedule referred to above, have been prepared assuming that the Company will continue as a going concern. As more fully described in the Note 3 to the consolidated financial statements, the Company incurred recurring net losses and had a working capital and net capital deficiency at July 31, 1999. These conditions raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.





                                                        Ernst & Young LLP



Dallas, Texas
November 1, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries For the year ended December 31, 2001, the period December 19 - 31, 2000; January 1 - December 18, 2000; Five Months Ended December 31, 1999; and Fiscal Year 1999
(In thousands, except share and per share data)

                                                   Successor                                      Predecessor
                                                   ----------                                     -----------
                                                              2000               2000          Five Months Ended
                                                 2001     12/19 - 12/31     01/01 - 12/18            12/31/99       07/31/99
---------------------------------------------------------------------------------------------------------------------------
Revenue:
Sales                                              $9                $--         $37,819             $27,932        $78,687
Service and other                                  --                --           25,137              23,928         59,598
---------------------------------------------------------------------------------------------------------------------------
Total revenue                                       9                --           62,956              51,860        138,285

Operating costs and expenses:
Cost of sales                                      --                --           28,884              21,831         60,740
Cost of service and other                          --                --           19,502              17,143         41,958
Research and development                           --                --              491                 490          1,965
Selling, general and administrative             3,097               173           17,083              13,544         35,695
Restructuring costs                               233                22               --                 624            813
---------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses              3,330               195           65,960              53,632        141,171
---------------------------------------------------------------------------------------------------------------------------

Operating  income (loss)                       (3,321)             (195)          (3,004)             (1,772)        (2,886)

Non-operating income (expense):
Interest expense                                   --                --           (1,993)             (2,378)        (5,731)
Equity in loss of limited partnership            (907)               --               --                  --             --
Other, net                                        435              (116)           1,924                 (35)           196
Reorganization items:
Gain on sale of European Operations                --                --           52,473                  --             --
---------------------------------------------------------------------------------------------------------------------------
Income (loss)  before  income taxes
 and extraordinary credit                      (3,793)             (311)          49,400              (4,185)        (8,421)
Income taxes (benefit)                             --                --           (1,420)                328            835
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary credit                          (3,793)             (311)          50,820              (4,513)        (9,256)
Extraordinary credits:
  Fresh start adjustments                          --                --            3,771                  --          1,707
  Debt extinguishment                              --                --           26,488                  --             --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $(3,793)            $(311)         $81,079             $(4,513)       $(7,549)
============================================================================================================================

Net income (loss), adjusted for preferred
stock dividends paid or accumulated plus
gain on exchange and retirement of
preferred stock -
Net Income (loss) applicable to common        $(3,793)            $(311)         $95,513             $(4,678)       $(7,927)
============================================================================================================================

Basic income (loss) per common share:
Income (loss) before extraordinary credit      $(.38)            $(.03)           $12.10            $ (1.13)        $(2.42)
Gain on the exchange and retirement of
   preferred stock                                 --                --               --                  --            .07
Extraordinary credit-fresh start adjustments       --                --              .91                  --             --
Extraordinary credit-debt extinguishment           --                --            10.03                  --            .42
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share             $(.38)            $(.03)           $23.04             $(1.13)        $(1.93)
===========================================================================================================================


Diluted income (loss) per common share:
Income (loss) before extraordinary credit      $(.38)            $(.03)           $10.25            $ (1.13)        $(2.42)
Gain on the exchange and retirement of
   preferred stock                                 --                --               --                  --            .07
Extraordinary credit-fresh start adjustments                         --              .74                  --             --
Extraordinary credit-debt extinguishment           --                --             5.17                  --            .42
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share             $(.38)            $(.03)           $16.16             $(1.13)        $(1.93)
===========================================================================================================================

Average common shares outstanding:
        Basic                               9,984,726        10,000,000        4,145,770           4,131,074      4,104,029
        Diluted                             9,984,726        10,000,000        5,118,172           4,131,074      4,104,029

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries December 31, 2001 and 2000 (In thousands, except share data)

                                                                                   2001               2000
----------------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                                                     $2,614            $7,304
    Restricted cash and cash equivalents                                              --               317
    Investment in limited partnership                                                593                --
      Accounts receivable, net                                                       236               359
    Prepaid expenses and other current assets                                        216               309
----------------------------------------------------------------------------------------------------------
        Total current assets                                                       3,659             8,289

Fixed assets, net                                                                     28               102
Other assets, net                                                                    458               535
Reorganization value in excess of amounts allocable to identifiable assets         2,932             3,768
----------------------------------------------------------------------------------------------------------
                                                                                  $7,077           $12,694
==========================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                $126              $297
    Accrued expenses                                                                 376             1,616
----------------------------------------------------------------------------------------------------------
        Total current liabilities                                                    502             1,913

Accrued pension  and post employment liabilities                                   2,790             3,192
Deferred federal income tax                                                          400               400

Commitments and contingencies

Stockholders' equity (deficit):
    Successor Common stock of $0.01 par value.  Shares authorized 30,000,000;
       shares issued and outstanding 9,984,726 in 2001 and 10,000,000 in 2000        100               100
    Paid in capital                                                                7,389             7,400
    Accumulated deficit                                                           (4,104)             (311)
-----------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                 3,385             7,189
----------------------------------------------------------------------------------------------------------
                                                                                  $7,077           $12,694
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dynacore Holdings Corporation and Subsidiaries For the year ended December 31, 2001; the period December 19 - 31, 2000; January 1 - December 18, 2000; Five Months Ended December 31, 1999; and Fiscal Year 1999
(In thousands)

                                                                    Successor                   Predecessor
                                                                   ----------                   ------------
                                                                           2000           2000      Five Months Ended
                                                            2001         12/19-12/31   01/01 - 12/18   12/31/99            1999
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                         $(3,793)         $(311)        $81,079        $(4,513)        $(7,549)
Adjustments to reconcile net income (loss) to net cash
provided from (used in) operating activities:
Depreciation and amortization                                 127              5             801          1,470           3,179
Reorganized value in excess of amounts allocable to
    identifiable assets
          Amortization                                        210              8              --             --              --
          Favorable settlement/unclaimed bankruptcy checks    276             --              --             --              --
Officer stock compensation                                     --            750              --             --              --
Loss in equity of investee                                    907             --              --             --              --
Provision for losses (recoveries) on accounts receivable       72             --              35           (203)           (299)
Realized gain on sale of European Operations                   --             --         (52,473)            --            (273)
Gain on debt extinguishment                                    --             --         (26,488)            --          (1,707)
Non-cash pension expense                                       --             --              --             --           2,761
Deferred income taxes                                          --             --             188             60            (616)
Fresh start accounting adjustments                             --             --          (3,771)            --              --
Changes in assets and liabilities:
(Increase) Decrease in receivables                             51            (12)         (4,303)           714            (406)
(Increase) decrease in inventory                               --             --             (53)         1,008             354
Increase (Decrease) in accounts payable and accrued expenses(1,094)       (1,637)         12,568          1,044          (1,960)
Increase (Decrease) in other liabilities and deferred credits  --             --          (3,487)        (1,254)         (1,948)
Other, net                                                     30            (24)         (1,293)           (94)          1,302
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) operating activities      (3,214)        (1,221)          2,803         (1,768)         (7,162)

Cash flows from investing activities:
Payments for fixed assets                                      --             --          (1,513)        (1,729)         (3,312)
Proceeds from sale of fixed assets                             24             --              --             --              --
Proceeds from sale of European Operations                      --             --          43,306             --           2,111
Investment in limited partnership                          (1,500)            --              --             --              --
Other, net                                                     --             --             432            153             411
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) investing activities      (1,476)            --          42,225         (1,576)           (790)

Cash flows from financing activities:
Payments on borrowings                                         --             --         (50,467)       (49,811)        (90,289)
Proceeds from borrowings                                       --             --          46,902         51,692          89,636
Debt extinguishment                                            --             --         (34,868)            --              --
Restricted cash for letters of credit                          --             --             (19)            30              24
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used in) financing activities          --             --         (38,452)         1,911            (629)

Effect of foreign currency translation on cash                 --             --            (140)           (46)             48
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (4,690)        (1,221)          6,436         (1,479)         (8,533)
Cash and cash equivalents at beginning of period            7,304          8,525           2,089          3,568          12,101
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $2,614         $7,304          $8,525         $2,089          $3,568
===============================================================================================================================

Cash payments for:
Interest                                                       $--            $--           $341           $467          $5,778
Income taxes                                                   --             --             267            324             778

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Dynacore Holdings Corporation and Subsidiaries for the year ended
December 31, 2001; the period December 19 - 31, 2000; January 1 -
December 18, 2000; five months ended December 31, 1999, and Fiscal Year 1999 (In thousands)

                                                                                          Accumulated
                                                        $1.00                                              Other
(Predecessor)                              Common     Preferred    Paid In      Retained    Treasury   Comprehensive
                                            Stock       Stock      Capital      Deficit       Stock    Income (Loss)      Total
                                         -----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Balance at August 1, 1998                    $ 5,248       $ 722    $ 212,655   $ (278,655)   $ (4,565)       $ 158   $ (64,437)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                           -           -            -       (7,549)          -            -         (7,549)
Foreign currency translation adjustment            -           -            -            -           -           60             60
Pension liability adjustment                       -           -            -            -           -         (572)          (572)
                                                                                                                    --------------
   Comprehensive loss                                                                                                       (8,061)
Preferred Stock conversion                         -         (60)           -         (929)        989            -              -
Stock options exercised                            -           -            -         (162)        184            -             22
Common issued to 401(k) plan                       -           -            -       (1,167)      1,267            -            100
Other                                              -           -           78          170           -            -            248
----------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1999                     $ 5,248       $ 662    $ 212,733   $ (288,292)   $ (2,125)      $ (354)     $ (72,128)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                           -           -            -       (4,513)          -            -         (4,513)
Foreign currency translation adjustment            -           -            -            -           -         (110)          (110)
Pension liability adjustment                       -           -            -            -           -           28             28
                                                                                                                    --------------
   Comprehensive loss                                                                                                       (4,595)
Common issued to 401(k) plan                       -           -            -         (169)        179            -             10
Other                                              -           -            -          157           -            -            157
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 $ 5,248       $ 662    $ 212,733   $ (292,817)   $ (1,946)      $ (436)     $ (76,556)
----------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary items              -           -            -       50,820           -            -         50,820
Debt extinguishment                                                                 26,488                                  26,488
Fresh start adjustments - gains                                                      3,771                                   3,771
                                                                                                                    --------------
   Net income after extraordinary items                                                                                     81,079
Foreign currency translation adjustment            -           -            -            -           -       (6,192)        (6,192)
Pension liability adjustment                       -           -            -            -           -        6,628          6,628
                                                                                                                    --------------
   Comprehensive income                                                                                                     81,515
Preferred Stock conversion                         -         (20)           -         (319)        339            -              -
Common issued to 401(k) plan                       -           -            -         (243)        261            -             18
Debt extinguishment                                -           -        2,624            -           -            -          2,624
Fresh start adjustments - reclassifications   (5,148)       (642)    (207,957)     212,401       1,346            -              -
Other                                              -           -            -         (101)          -            -           (101)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 18, 2000                   $ 100         $ -      $ 7,400          $ -         $ -          $ -        $ 7,500
----------------------------------------------------------------------------------------------------------------------------------
(Successor)
Net loss                                           -           -            -         (311)          -            -           (311)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   $ 100         $ -      $ 7,400       $ (311)        $ -          $ -        $ 7,189
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                           -           -            -       (3,793)          -            -         (3,793)
Common stock unclaimed                             -           -          (11)         $ -           -            -            (11)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                   $ 100         $ -      $ 7,389     $ (4,104)        $ -          $ -        $ 3,385
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dynacore Holdings Corporation and Subsidiaries For the year ended December 31, 2001; the period January 1 - December 18, 2001; December 19 - 31, 2000; January 1 - December 18, 2000; Five Months Ended December 31, 1999; and July 31, 1999 (Dollars in thousands, except share data)


1.        Summary of Significant Accounting Policies

Liquidity

The Company believes that given its current and forecasted cash requirements for the next twelve months of approximately $1.7 million to $2.0 million, its cash and its interest in the limited partnership, as more fully described in Footnote 4, which are the Company's two major sources of liquidity, will be sufficient for the remainder of 2002. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and assumes payments under the existing executive employment agreements (see Item 11 Executive Compensation) and continuation of such salaries at current amounts after the expiration of such contracts on June 18, 2002.This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the Patent Litigation Trust for court trial expenses, if any.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, all of, which are wholly-owned except Corebyte, Inc., which is 80% owned and the Patent Litigation Trust, which is 56.5% owned. Intercompany accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents include short-term, highly-liquid money market accounts or debt investments with overnight maturities and, as a result, the carrying value approximates fair value because of the short maturity of those instruments.


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

At December 31, 2001, the Company had $5 on deposit with one prominent Texas bank. At December 31, 2001, approximately $2,534 of the Company's cash equivalents was invested in the AIM money market mutual fund. The remainder of the Company's cash was in operational checking accounts.

At December 31, 2000, the Company had $966 on deposit with one prominent Texas bank. At the same date $5,013 and $2,370, respectively, of cash equivalents were invested in very short term notes issued by the Federal National Mortgage Association and the Federal Home Loan Bank, both of which are federal government sponsored corporations with extensive, although not unlimited United States Treasury backing. These amounts exceed the amount of cash and cash equivalents included on the balance sheet because of outstanding checks.

Translation of Foreign Currencies

Management had determined that all of the Company's foreign subsidiaries operated primarily in local currencies, which represented the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts were translated at average exchange rates during the year.

Reclassifications

Certain reclassifications to the financial statements for prior years have been made to conform to the 2000 presentation. Unless stated otherwise, this includes all data related to the Company's old common stock which has been restated to reflect the equivalent number of new common stock at the rate of .225177 shares of new common stock for each share of old common stock.

Revenue Recognition

 Subsequent to December 18, 2000, the Company has been involved principally in pursuing its patent rights through the Patent Litigation Trust and in seeking a merger or acquisition partner. The Company's Corebyte subsidiary derived its revenue from the sale of internet based application software. Prior to December 18, 2000, the Company derived its revenue from hardware and software products and services. Services provided by the Company included hardware and software maintenance, installation, and basic consulting services. Revenue was recognized in accordance with following criteria:

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

SUCCESSOR COMPANY

                                               2001                                     12/19/00 - 12/31/00
                                               ----                                     -------------------
                                                         Per                                             Per
                                     Loss     Shares    Share                        Loss     Shares    Share
-------------------------------------------------------------------------------------------------------------
Loss  before
  extraordinary credit          $(3,793)                                          $(311)
Extraordinary credit                 --                                              --
-------------------------------------------------------------------------------------------------------------
Basic and Diluted               $(3,793)    9,985      $(0.38)                    $(311)   10,000      $(0.03)
--------------------------------------------------------------------------------------------------------------

The per share computations for the period ended December 31, 2001 and 2000 exclude the following shares for stock options and convertible debentures because their effect would have been antidilutive:

                                        2001                  12/31/00
    Stock options                       750                       750
    Convertible preferred stock          --                        --
    Convertible debentures               --                        --


PREDECESSOR COMPANY

                                        01/01/00 - 12/18/00           08/01/99 - 12/31/99             1999
                                        -------------------           -------------------             ----
                                     Income             Per         Income            Per     Income              Per
                                     (Loss)   Shares    Share       (Loss)   Shares   Share   (Loss)   Shares    Share
---------------------------------------------------------------------------------------------------------------------------
Income (loss)  before extraordinary
  credit                           $50,820                        $(4,513)                  $(9,256)
Preferred stock dividends
  accumulated                         (641)                          (165)                     (684)
Gain on the exchange and
  retirement of preferred stock        --                              --                       306
Extraordinary credits:
   Debt extinguishment              41,563                             --                     1,707
   Fresh start adjustments           3,771                             --
---------------------------------------------------------------------------------------------------------------------------
Basic                              $95,513    4,146    $23.04     $(4,678)   4,131 $(1.13)  $(7,927)     4,104    $(1.93)
----------------------------------------------------------------------------------------------------------------------------

                                        01/01/00 - 12/18/00           08/01/99 - 12/31/99             1999
                                        -------------------           -------------------             ----
                                     Income             Per         Income             Per    Income              Per
                                     (Loss)   Shares    Share       (Loss)   Shares   Share   (Loss)    Shares   Share
---------------------------------------------------------------------------------------------------------------------------
Income (loss)  before extraordinary
  credit                           $50,820                        $(4,513)                  $(9,256)
Preferred stock dividends
  accumulated                         (641)                          (165)                     (684)
Gain on the exchange and
  retirement of preferred stock        --                              --                       306
Extraordinary credits:
   Debt extinguishment              26,488                                                    1,707
   Fresh start adjustments           3,771                             --                        --

Dilutives:
    8 7/8% subordinated debentures   1,644      683                    --                        --
    Convertible preferred stock        641      289                    --                        --
---------------------------------------------------------------------------------------------------------------------------
Diluted                            $82,723    5,118    $16.16     $(4,678)   4,131 $(1.13)  $(7,927)     4,104    $(1.93)
---------------------------------------------------------------------------------------------------------------------------

     For the period January 1, 2000 - December 18, 2000, the extraordinary credit-debt extinguishment was reduced by the "forgiveness" of the liquidation preference including dividends in arrears, of approximately $16.8 million offset by the approximately $1.8 million received by preferred stock holders of new common stock.

The per share computations for the periods ended 12/18/00 and 12/31/99 and fiscal year 1999 exclude the following shares for stock options and convertible debentures because their effect would have been antidilutive:


                                     12/18/00     12/31/99      1999
                                     --------     --------      ----
    Stock options                       796           796        796
    Convertible preferred stock          --           298        298
    Convertible debentures               --           683        683

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items, which were applicable to the Company during the periods shown, are foreign currency translation adjustment and minimum pension liability adjustments. The Company adopted this Statement in the first quarter of fiscal 1999.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS142") is applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill, which for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets ("RVE"). Management believes that there is no economic impairment of RVE and consequently has not reduced RVE under the accounting standards applicable to 2001. SFAS 142, however, requires the value of goodwill be assessed using market conditions, which will principally require reference to the Company's stock price. If current prices for the Company's stock remain at current levels, this will likely require a significant non-cash charge for impairment of RVE in early 2002.

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

As a result of the Sale, the Company recorded a gain of approximately $52.5 million during the period ended December 17, 2000. Included in this amount were transaction costs and professional fees relating to both the Sale and Bankruptcy of approximately $1.4 million as well as $1.2 million representing the settlement of the Officers Administrative Claims.


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

The Plan contemplated that the beneficial interests in the Patent Litigation Trust would be transferable and tradable. In addition, pursuant to the approved Plan and as reflected in its Restated Certificate of Incorporation, Dynacore is obligated to distribute to its then stockholders, 75% of the first $100 million of net proceeds, if any, received on account of its beneficial interest in the Patent Litigation Trust after adjustment for corporate tax and payment of all patent litigation expenses. Also, as part of the Plan, Dynacore has committed to lend the Patent Litigation Trust up to $1 million to pursue Dynacore's patent litigations. For the year ended December 31, 2001, the amount of such loan is $262. The Patent Litigation Trust is accounted for as a consolidated subsidiary of the Company. As such, the loan amount is eliminated in consolidation for the year ended December 31, 2001, and the Patent Litigation Trust expenses of $262 are included in the Company's Consolidated Statements of Operations. None of the Patent Litigation Trust expenses have been allocated to the 43.5% minority interest because the minority interest has no obligation to fund cumulative losses of the Patent Litigation Trust. Future income of the Patent Litigation Trust, if any, will be allocated entirely to the Company until the loan and interest has been fully recovered.
Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the accompanying consolidated pro forma balance sheet as of the Effective Date, December 18, 2000 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated pro forma balance sheet as of December 18, 2000 represents that of a successor company, which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

     The Company estimated the fair value of the reorganized entity based upon the issuance of 10 million shares of new common stock at a value of $0.75 per share pursuant to the approved Plan. While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment and other fixed assets, have been recorded at their fair value as estimated by management after considering replacement cost or potential sales value. Intellectual property has been revalued as estimated by management after considering its remaining life. For Fresh Start reporting purposes, Corebyte software has been valued at zero. After the revaluation of the reorganized Company was completed, an intangible asset of $3.8 million reflecting the reorganization value in excess of identifiable assets was established, which is being amortized on a straight-line basis over 15 years. Subsequently, during the first quarter ended March 31, 2001, a favorable settlement of certain contested bankruptcy claims existing at the Fresh Start date resulted in a gain of $140. This gain of $140 was applied directly to the intangible asset. In addition, the Company has obtained clarification of certain issues relating to its German subsidiary's obligations for the payment of disability benefits and related insurance coverage for former employees. As a result, management has reversed a reserve of $350 that had been established at the December 18, 2000 fresh start date. This reduction of the estimated liability was applied directly to the intangible asset as a fourth quarter adjustment. Also during the fourth quarter, $135 representing unclaimed bankruptcy checks and common stock was likewise applied directly to the intangible asset. At December 31, 2001, the intangible asset was $3,150 less accumulated amortization of $218 resulting in a net balance of $2,932. The estimated $7,500 reorganization value of the Company exceeded the identifiable net assets primarily because of the pension and other post employment obligations of the Company's German subsidiary, which are not obligations of the parent Company, except in substance, to the extent of a percentage of certain future revenues, if any, earned in certain European countries.



                                                                                                                Reorganized
                                                                                                              Balance Sheet
                                                               Prior to             Debt       Fresh Start           as of
                                                         Reorganization   Extinguishment       Adjustments    Dec. 18, 2000
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
===========================================================================================================================



4.  Investment in Limited Partnership

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of PGM Associates, L.P., a partnership (the "Partnership"), of which Asher B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald
N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. As of December 31, 2001, based upon the closing prices of the securities as of that date, the Partnership had approximately $2.2 million of assets and approximately $1.1 million of liabilities for a net asset value of approximately $1.1 million. The Company's ownership interest in the Partnership approximated 56% and the Company's share of the Partnership's capital was approximately $0.6 million. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate share of the Partnership's loss for the twelve months ended December 31, 2001 of $907, is included in non-operating income/(expense) on the statement of operations. This investment is reflected as a short term investment as the Company has the right to liquidate this investment, as permitted by the Partnership agreement, prior to the end of the fourth quarter of 2002.

5.   Restructuring Costs

During the periods listed below, the Company incurred restructuring costs as follows in connection with employee termination and facility closing programs implemented in these years:
                                Successor             Predecessor

                                    12/19/00 -   01/01/00 -    08/01/99 -
                           2001     12/31/00     12/18/00      12/31/99    1999
--------------------------------------------------------------------------------
Restructuring costs        $233         $22          $0         $624       $813
================================================================================

For the year ended December 31, 2001, the Company incurred restructuring costs for employee termination and the Paris facility closing costs of $233. Of this amount, $183 related to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Company during the quarter ended March 31, 2001 and four employees of the Company during the quarter ended June 30, 2001. Of such four former employees, three still provide services on an as needed basis to the Company. At December 31, 2001, accrued but unpaid restructuring costs were $50, related to the closing of the Company's Paris office, which will be paid during the first and second quarters of 2002.

For the period ending December 31, 2000, the Company had restructuring costs of $22 related to its downsizing efforts after its emergence from bankruptcy.

For the period ended December 31, 1999, the Company incurred restructuring charges of $624 for employee termination costs. These costs related to the termination of 28 employees at the Company's San Antonio headquarters in connection with the Company's discontinuance of its domestic video conferencing
(MINX) employees.

Restructuring costs incurred for the fiscal year ended July 31, 1999 included $650 for the termination of 25 employees at the Company's San Antonio headquarters and $163 for the termination of 5 employees at the Company's French subsidiary.

Restructuring charges relating to payroll costs are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan. Other restructuring costs are not recorded until management has committed to an exit plan, all significant actions to be taken have been identified and significant changes to the plan are not likely.

A rollforward of the restructuring accrual from August 1, 1998 through December 31, 2001 is as follows:

Predecessor                                               TOTAL
------------                                              -----
Restructuring accrual as of August 1, 1998                  $182
Additions                                                    813
Payments                                                    (862)
-----------------------------------------------------------------
Restructuring accrual as of July 31, 1999                   $133
Additions                                                    624
Payments                                                    (375)
---------------------------------------------------------------
Restructuring accrual as of December 31, 1999               $382
Additions                                                      0
Payments                                                    (350)
-----------------------------------------------------------------
Restructuring accrual as of December 18, 2000                $32
                                                             ===





Successor Company                                            TOTAL
-------------------                                         ------
Restructuring accrual as of December 18, 2000                 $32
Additions                                                      22
Payments                                                       (3)
------------------------------------------------------------------
Restructuring accrual as of December 31, 2000                 $51
Additions                                                     233
Payments                                                     (234)
-----------------------------------------------------------------
Restructuring accrual as of December 31, 2001                 $50
                                                              ===


6.  Non-operating Income (Expense)

                                         Successor                              Predecessor
                                         ----------                             ------------
                                                           12/19/00 -   01/01/00 -  08/01/99 -
                                                  2001      12/31/00    12/18/00     12/31/99      1999
-------------------------------------------------------------------------------------------------------
Interest earned                                 $248           $19        $1,510          $6        $313
Imputed interest                                  54            --            --          --          --
Foreign currency gains (losses)                  136          (135)          317         218         (89)
Gain on the sale of  buildings                    --            --            --          --         273
Equity in loss of limited partnership           (907)           --            --          --          --
Other                                             (3)           --            97        (259)       (301)
---------------------------------------------------------------------------------------------------------
                                               $(472)        $(116)       $1,924        $(35)       $196
========================================================================================================

During fiscal year 1998, management reassessed the characteristics of its intercompany notes with international subsidiaries (payable by the U.S. parent) and determined that a substantial portion was long-term in nature and not payable in the foreseeable future. As a result, during fiscal year 1999, transaction gains of $1.6 million relating to these loans are included as a foreign currency adjustment to accumulated other comprehensive income included in Stockholders' Deficit, which in prior years, would have been included in non-operating income and expense.

7.  Income Taxes

The provision for taxes consisted of the following:

                                                           Successor                       Predecessor
                                                           -----------                     ------------
                                                                   12/19/00 -   01/01/00 -   08/01/99-
                                                          2001     12/31/00     12/18/00     12/31/99          1999
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary
   credit:
    U.S.                                               $(3,793)       $(311)     $50,538      $(4,356)      $(8,275)
    Outside the U.S.                                        --           --       (1,138)         171          (146)
--------------------------------------------------------------------------------------------------------------------
                                                       $(3,793)       $(311)     $49,400      $(4,185)      $(8,421)
====================================================================================================================

U.S. federal:
    Current                                                 $--          $--          $--          $--           --
Outside the U.S.:
    Current                                                 --           --         (257)          38         1,451
    Deferred                                                --           --       (1,163)         290          (616)
--------------------------------------------------------------------------------------------------------------------
Total provision                                             $--          $--     $(1,420)        $328          $835
===================================================================================================================


     The differences between the tax provision in the financial statements and the tax benefit computed at the U.S. federal statutory rates are:

                                                                   12/19/00 -   01/01/00 -   08/01/99 -
                                                          2001     12/31/00     12/18/00     12/31/99          1999
-------------------------------------------------------------------------------------------------------------------
Income taxes  at statutory rate                        $(1,327)       $(109)     $17,290      $(1,465)      $(2,947)
Increase in taxes resulting from:
    Benefit of U.S. tax loss not recognized              1,320          106       20,279        1,523         2,895
    Tax basis in excess of book basis on disposal
      of assets                                             --           --      (38,710)          --            --
    Foreign losses and other transactions on which
      a tax benefit could not be recognized                 --           --          708          686           753
    Effect of federal tax rate less than (greater than)
      foreign tax rates                                     --           --          150         (372)          325
    Benefit of operating loss carryforwards                 --           --       (1,137)         (46)         (192)
    Other, net                                               7            3           --            2             1
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                  $--          $--     $(1,420)        $328          $835
===================================================================================================================

The primary components of deferred income tax assets and liabilities are as follows:

                                                      2001             2000
---------------------------------------------------------------------------
Deferred income tax assets:
   Loss and credit carryforwards                        $62,072      $61,007
   Other                                                   346           --
   ------------------------------------------------------------------------
                                                        62,418       61,007
Less:  valuation allowance                              62,418       61,007
---------------------------------------------------------------------------
                                                           --            --
Deferred income tax liabilities:
   Accrued retirement costs                               (400)        (400)
   -------------------------------------------------------------------------
Net deferred income tax asset (liability)                $(400)       $(400)
============================================================================

Despite the current estimate, it is possible that some of the deferred tax assets will be realized in the future. Should this happen the valuation allowance will be reduced. After the reduction of the valuation allowance relating to the first $1,517 of December 31, 2001 deferred tax assets to be utilized (i.e., those arising after December 18, 2000), the reduction of the valuation allowance relating to the next $2,932 will result in a corresponding reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than a reduction of income tax expense.

At December 31, 2001, the net deferred income tax liability of $400 was presented in the balance sheet, based on tax jurisdiction, as other liabilities of $400. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdictions prior to the expiration of loss and credit carryforwards. In this regard, the Company intends to utilize qualified tax planning strategies, if necessary, to utilize deferred tax assets where valuation allowances have not been provided. Management believes that more likely than not, deferred tax assets will not be fully realized in the future and has therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

At December 31, 2001, the Company had tax operating loss carryforwards approximating $149,000 for U.S. federal tax purposes. Of this amount, $35,000 expires in year 2002, $29,000 expires in years 2004 and 2005, and $85,000 expires in various amounts through year 2022. U.S. federal long-term capital loss carryforwards of $28,000 expire in various amounts beginning in 2004. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company.

The Company had unused alternative minimum tax credits for income tax purposes at December 31, 2001 of approximately $170 which may be used to offset future tax liabilities of the Company. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.


8.  Accounts Receivable

     The Company has a receivable from Vugate, Inc. ("Vugate") the buyer of its videoconferencing business (MINX). This receivable consists of a note with a remaining face value of $365 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $210, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. This carrying amount is net of a $72 impairment adjustment recorded in the fourth quarter of 2001. The Company plans to impute interest income at 12.5% per annum on the adjusted balance on a prospective basis beginning in the first quarter of 2002. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible. An additional $26 is receivable from other parties. The $26 is net of an allowance of $71 for claims billed to another party that are currently in dispute.

9.  Fixed Assets
                                                             Accumulated
                                                     Cost    Depreciation   Net
December 31, 2001
 Property, plant and equipment:
 Leasehold improvements                              $6           $2        $4
 Machinery, equipment, furniture and fixtures        60           36        24
 -----------------------------------------------------------------------------
                                                     $66          $38      $28
                                                     ===          ===      ===

                                                             Accumulated
                                                     Cost    Depreciation   Net
December 31, 2000
  Property, plant and equipment:
  Building and leasehold improvements                $24           $1       $23
  Machinery, equipment, furniture and fixtures        84            5        79
  ------------------------------------------------------------------------------
                                                    $108           $6       $102
  ==============================================================================

During the first and second quarters of 2001, the Company sold its excess office furniture and fixtures. The net sale proceeds from this was approximately $24, which is reflected as a decrease in "Cost".

10.  Lease Commitments

The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases is as follows:

Successor
2001                            $256
12/19/00 to 12/31/00              $6

Predecessor
1/1/00 to 12/18/00            $2,048
8/1/99 to 12/31/99            $1,914
1999                          $4,908

Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

At December 31, 2001, future minimum lease payments for all noncancelable leases totaled $1,749 and are payable as follows:

2002                         $253
2003                         $220
2004                         $209
2005                         $207
2006                         $207
2007 and after               $653




11.  Payables to Bank

At December 31, 2001, no lines of credit or other credit facilities were in place with any of the Company's banks or financial institutions.


12.  Accrued Expenses

                                                            2001        2000
----------------------------------------------------------------------------
Salaries, commissions, bonuses and other benefits            $74        $370
Accrued professional fees                                    174       1,051
Other                                                        128         195
----------------------------------------------------------------------------
                                                            $376      $1,616
============================================================================


13.  Stockholders' Equity (Deficit)

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

Changes in other comprehensive income are as follows:
(all Predecessor Company related)
                                 Pension           Foreign Currency
                                 Liability           Translation
                                 Adjustment           Adjustment        Total
Balance at August 1, 1998          $(6,084)               $6,242         $158
Annual adjustments                   2,428                    60        2,488
Tax effect                          (3,000)                    -       (3,000)
------------------------------------------------------------------------------
Balance at July 31, 1999           $(6,656)               $6,302        $(354)
Annual adjustments                      28                  (110)         (82)
Tax effect                              --                    --           --
-----------------------------------------------------------------------------
Balance at December 31, 1999       $(6,628)               $6,192        $(436)
Annual adjustments                   6,628                (6,192)         436
Tax effect                              --                    --           --
-----------------------------------------------------------------------------
Balance at December 18, 2000            $--                   $--          $--
                                        ===                   ===          ===


14.  Stock Option Plans

     Pursuant to their employment agreements, Messrs. Edelman, Agranoff, and Krumb, were granted stock options of 300,000, 175,000 and 75,000, respectively. To that end, on December 19, 2000, the Board of Directors adopted the Dynacore Holdings Corporation Equity Incentive Plan (pursuant to which these options were issued), which required that the plan be approved by the Shareholders within one year of adoption. As the Company did not solicit and therefore did not receive such shareholder approval, the plan expired. As the Company remains contractually obligated to grant these options to said officers, the Company anticipates adopting a new stock option plan, which is substantially similar to the plan previously adopted, including limiting the aggregate amount of shares available under the plan to 1,500,000, to re-issue these options.

On January 28, 1998, the stockholders approved a 1997 Employee Stock Option Plan. The plan was similar to the Company's previous employee stock option plans. As of July 31, 1999, options for 734,505 shares had been granted and no appreciation rights had been granted. This plan and the options issued thereunder were cancelled as of the Effective Date.

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
                                                  Under Option       Option     for Option
------------------------------------------------------------------------------------------
Predecessor Company
-------------------
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
                                                            ===          ==              ==

-------------------------------------------------------------------------------------------

                                                            Employee Stock Option Plans
----------------------------------------------------------------------------------------
                                                   Price Range        Number of Shares
                                                                      ------------------
                                                     of Shares        Under      Available
                                                  Under Option       Option      for Option
-------------------------------------------------------------------------------------------
Successor Company
-----------------
Outstanding at December 18, 2000                            $--          --              --
Granted                                                    .75      550,000         950,000
Canceled                                                    --           --              --
-------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                          $.75      550,000         950,000
                                                          ====      =======         =======
Granted                                                     --           --              --
Canceled                                                    --           --              --
-------------------------------------------------------------------------------------------
Outstanding at December 31, 2001*                         $.75      550,000         950,000
                                                          ====      =======         =======
*Balance reflects the officers contractual obligations as described above.


On December 10, 1996, the stockholders approved a 1996 Director Stock Option Plan. The plan was similar to the Company's previous director stock option plans. This plan and the options issued thereunder were cancelled as of the Effective Date.

As part of the Bankruptcy Plan the new non-employee board of director members were granted options of 50,000 each. The options vest immediately, have an exercise price of $.75 and a ten year term.


                                                             Director Stock Option Plans
                                                 Price Range               Number of Shares
                                                 of Shares            Under      Available
                                                 Under Option        Option     for Option
------------------------------------------------------------------------------------------
Predecessor Company
-------------------
Outstanding at August 1, 1998                      $5.28-28.02       67,553         118,217
-------------------------------------------------------------------------------------------
Authorized                                                  --           --              --
Granted                                                     --           --              --
Expired                                                  28.02      (5,630)              --
-------------------------------------------------------------------------------------------
Outstanding July 31, 1999                           $5.28-7.23       61,923         118,217
-------------------------------------------------------------------------------------------
Authorized                                                  --           --             --
Granted                                                     --           --             --
Expired                                                     --           --             --
------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                    $5.28-7.23       61,923         118,217
-------------------------------------------------------------------------------------------
Authorized                                                  --           --              --
Granted                                                     --           --              --
Expired                                                     --           --              --
Canceled $5.28-7.23                                   (61,923)    (118,217)
---------------------------------------------------------------------------
Outstanding at December 18, 2000                            $--          --              --
                                                            ===          ==              ==

-------------------------------------------------------------------------------------------
Successor Company
-----------------
Outstanding at December 18, 2000                            $--          --              --
Granted                                                    .75      200,000              --
Canceled--                                                  --           --
---------------------------------------------------------------------------
Outstanding at December 31, 2000                          $.75      200,000              --
Granted                                                     --           --              --
Canceled--                                                  --           --
---------------------------------------------------------------------------
Outstanding at December 31, 2001                          $.75      200,000              --
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

(In thousands, except per share amounts)

                                                   Successor                                   Predecessor
                                                            12/19/00 -         01/01/00 -       08/01/99 -
                                                2001             12/31/00       12/18/00         12/31/99            1999
                                               --------------------------------------------------------------------------
Net income (loss)   --  As reported          $(3,793)             $(311)        $81,079           $(4,513)        $(7,549)
                    --  Pro forma             (3,924)              (387)         80,612            (4,893)         (8,444)
Basic earnings (loss) per share
   -- As reported                              $(.38)             $(.03)         $23.04            $(1.13)         $(1.93)
   -- Pro forma                                 (.39)              (.04)          19.45             (1.19)          (2.06)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during 2001, the period 01/01/00 - 12/18/00, 08/01/99 - 12/31/99, nor for fiscal year 1999.



                                                         12/19/00 - 12/31/00
Risk-free interest rate
     Employee stock option                                       5.19%
     Board of director stock option                              5.19%
Expected dividend yield
     Employee stock option                                       0
     Board of director stock option                              0
Expected volatility
     Employee stock option                                        .996
     Board of director stock option                               .996
Expected lives
     Employee stock option                                       6
     Board of director stock option                              3
Weighted average remaining contractual life
     Employee stock option                                      10
     Board of director stock option                             10

The weighted average fair value of options granted for the employee and director stock option plans granted 12/19/00 - 12/31/00 was $.35.

Summarized information about stock options outstanding as of December 31, 2001, is as follows:

Range of Exercise Prices                                           $0.75
------------------------------------------------------------------------
Number of shares outstanding                                       750,000

Weighted average exercise price of shares outstanding              $0.75

Weighted average remaining contractual life                        9.0 years

Number of shares exercisable                                       566,667

Weighted average exercise price of shares exercisable              $0.75


15.   Operating Segments and Geographic Operations
         (all Predecessor Company)


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

The following table presents certain information regarding the Company's reportable operating segments for fiscal year 1999, the period of 8/1/99 - 12/31/99 and 1/1/00 - 12/18/00:

For the periods after 12/18/00, there are no longer reportable separate segments.
                                              Predecessor Company

                                   01/01/00 -        08/01/99 -
Revenue                            12/18/00          12/31/99            1999
-----------------------------------------------------------------------------
Sweden                             $20,204           $17,567           41,868
United Kingdom                      14,075            14,164           35,814
France                               7,057             5,211           17,419
Belgium                              3,114             3,524           15,749
Corporate and Other                 18,625            11,784           28,184
Eliminations                          (119)             (390)            (749)
------------------------------------------------------------------------------
   Total                           $62,956           $51,860         $138,285
                                   ==========================================

                                   01/01/00 -        08/01/99 -
Segment Profit (Loss)               12/18/00          12/31/99           1999
-----------------------------------------------------------------------------
Sweden                              $2,111            $1,787           $2,834
United Kingdom                         658             1,230            4,547
France                                (441)             (252)           1,102
Belgium                                 55               (78)           1,339
Corporate and Other                 (5,387)           (4,459)         (12,708)
------------------------------------------------------------------------------
  Operating Income (Loss)           (3,004)           (1,772)          (2,886)
Interest Expense                    (1,993)           (2,378)          (5,731)
Other Non-Operating Income, net     54,397               (35)             196
-----------------------------------------------------------------------------
   Income Before Income Taxes and
      Extraordinary Credit         $49,400           $(4,185)         $(8,421)
                                   ===========================================


                                01/01/00 -       08/01/99 -
Capital Expenditures:           12/18/00          12/31/99           1999
-------------------------------------------------------------------------
Sweden                            $110               $20             $238
United Kingdom                     432               702            1,732
France                              36                24              231
Belgium                             95                54              346
Corporate and Other                840               929              765
-------------------------------------------------------------------------
   Total                        $1,513            $1,729            3,312
                                =========================================

                                01/01/00 -        08/01/99 -
Depreciation:                   12/18/00          12/31/99           1999
-------------------------------------------------------------------------
Sweden                            $139               $93             $292
United Kingdom                     311               306            1,655
France                              54                52              123
Belgium                             37                43              291
Corporate and Other                260               976              818
-------------------------------------------------------------------------
   Total                          $801            $1,470           $3,179
                                  =======================================

                                01/01/00 -       08/01/99 -
Assets:                         12/18/00          12/31/99           1999
-------------------------------------------------------------------------
Sweden                              $--          $14,408          $12,786
United Kingdom                      --            22,669           18,838
France                              --            10,971           13,870
Belgium                             --            13,028           15,677
Corporate and Other             13,740            39,723           44,614
Eliminations                        --           (56,745)         (56,452)
--------------------------------------------------------------------------
   Total                       $13,740           $44,054          $49,333
                               ==========================================



Geographic Operations

The following geographic area data includes trade revenues and fixed assets:

                                         01/01/00 -     08/01/99 -
                                         12/18/00          12/31/99        1999
                                         --------------------------------------
Revenue - unaffiliated customers:
United States - domestic                   $458              $814        $4,131
              - export sales                496               215           977
Europe                                   62,002            50,831       133,143
Other International                          --                --            34
-------------------------------------------------------------------------------
   Total revenue from unaffiliated
       customers                         62,956            51,860       138,285

Revenue - Intercompany:
United States                               116               385           719
Europe                                        3                 5            30
Eliminations                               (119)             (390)         (749)
--------------------------------------------------------------------------------
  Total consolidated revenue            $62,956           $51,860      $138,285
                                        =======================================

                                         01/01/00 -        08/01/99 -
Fixed Assets:                            12/18/00          12/31/99        1999
-------------------------------------------------------------------------------
United States                              $108              $189          $133
Europe                                       --             5,683         5,795
-------------------------------------------------------------------------------
  Total fixed assets                       $108            $5,872        $5,928
                                           ====================================


16.  Retirement Income Plans

Retirement expenses incurred by the Company were as follows:

                                   Successor                  Predecessor
                                       12/19/00-    01/01/00-  08/01/99-
                               2001    12/31/00     12/18/00   12/31/99    1999
-------------------------------------------------------------------------------
U.S.:
  Matching contributions       $4         $--            $23     $12        $81
Outside the U.S.:
  Defined benefit plans       158          14          1,461   1,223      2,761
  Other plans                  --          --            331     275        543
-------------------------------------------------------------------------------
                              158          14          1,792   1,498      3,304
-------------------------------------------------------------------------------
                             $162         $14         $1,815  $1,510     $3,385
===============================================================================

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



Plans Outside the U.S.

Prior to the sale of its European Operations, most of the Company's foreign subsidiaries provided retirement income plans which conformed to the practice of the country in which they did business, some of which were government sponsored plans. The types of company-sponsored plans in use were defined benefit and defined contribution.

Five of the Company's former subsidiaries, including the United Kingdom, utilized defined benefit plans with employee benefits generally being based on years of service and wages near retirement. The plans covered all full-time employees who had been employed for at least 12 months. Obligations under the Company's plans were funded primarily through (a) fixed rate of return investments, mostly insurance policies, (b) equity funds for the portion of the United Kingdom's plan assets which were invested in the Edelman Value Fund, Ltd., and (c) for Germany, where reserves were established for the obligations. The Trustees of the Company's former United Kingdom operating subsidiary's defined benefit pension plan had implemented an investment strategy which included an investment of approximately $6.5 million, $6.4 million and $7.2 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of June 30, 2000, December 31, 1999 and July 31, 1999. The United Kingdom's defined benefit plan was capped and was converted to a defined contribution plan in fiscal year 1993. During 1997, the Belgian defined benefit pension plan was closed to new employees and a defined contribution plan initiated. During 1999, the Swiss defined benefit plan was terminated. On June 30, 2000, as a result of the sale to DNL, the Netherland's and United Kingdom's plans were assumed by DNL.

As part of the Sale to DNL, the Company's German subsidiary assumed the liability for the pension, including disability, benefits for all German employees who did not transfer to DNL. Presently, the German subsidiary has no revenue or cash inflow stream and is not expected to derive any significant amounts of revenue or cash inflows in the foreseeable future. While the pension liability of $2.8 million has been reflected in the Company's consolidated financial statements, this obligation remains with the German subsidiary. The Parent has however entered into an exclusive distribution agreement with the subsidiary affording the German subsidiary contractual distribution rights for future products of or services by the Company, if any, in one Eastern and three Western European countries.

The Company's former United Kingdom operating subsidiary had a defined contribution plan. The plan covered all full-time salaried employees who had been employed for at least 12 months and contributions were based upon a percentage of compensation. Obligations under this plan were funded primarily through deposits in pooled investments.
Expenses of the defined benefit plans were as follows:


                                                   Successor                    Predecessor
                                                         12/19/00 -       01/01/00-  08/01/99-
                                               2001      12/31/00         12/18/00   12/31/99    1999
-----------------------------------------------------------------------------------------------------
Service Cost                                   $--            $--           $484         $423    $217
Interest Cost                                 158             14           1,219          995   2,291
Expected return on plan assets                 --             --            (895)        (770) (1,690)
Amortization of transition obligation          --             --              14           14      33
Amortization of net actuarial  loss            --             --             639          561   1,910
-----------------------------------------------------------------------------------------------------
Total                                        $158            $14          $1,461       $1,223  $2,761
                                             ========================================================

Obligation and asset data for the defined benefit plans at December 31, 2001 and 2000 were as follows:

                                                        2001              2000
-------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of period               $2,837          $2,689
     Service cost                                           --              --
     Interest cost                                         158              14
     Benefits paid by employer                             (65)             --
     Foreign exchange (gain) loss                         (161)            139
     Actuarial (gain) loss                                  (6)             (5)
-------------------------------------------------------------------------------
Benefit obligation at end of period                     $2,763          $2,837
-------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of period            $--             $--
    Actual return on plan assets                            --              --
    Benefits paid from plan assets                          --              --
-------------------------------------------------------------------------------
Fair value of plan assets at end of period                  $--             $--
-------------------------------------------------------------------------------

Funded Status                                          $(2,763)        $(2,837)
    Unrecognized net actuarial (gain) loss                 (11)             (5)
    Unrecognized prior service cost                         --              --
    Unrecognized transition obligation                      --              --
-------------------------------------------------------------------------------
Net amount recognized                                  $(2,774)        $(2,842)
                                                       ========================

Amounts recognized in the balance sheet consist of:
     Accrued retirement, non-current                   $(2,774)        $(2,842)
     Prepaid benefit cost                                   --              --
     Deferred tax asset                                     --              --
     Accumulated other comprehensive loss                   --              --
-------------------------------------------------------------------------------
Total                                                  $(2,774)        $(2,842)
                                                      ========================

The defined benefit obligation for the German pension plan was determined as of December 31, 2001 and 2000 using assumed discount rates of 6%, and an assumed average cost of living benefit increase of 2% in 2001 and 3% in 2000. An assumed weighted average expected rate of return on plan assets was not applicable in 2001 and 2000. Since the German's pension plan is unfunded, the benefit obligation exceeds plan assets at the end of December 31, 2001 and 2000.


17.  Certain Relationships and Related Transactions

Director Agranoff is the Company's Chief Operating Officer, Acting President and Vice Chairman of the Board of Directors, and of counsel at the law firm Pryor Cashman Sherman & Flynn LLP. During the period ended December 31, 2001 and 2000, December 18, 2000, December 31, 1999 and fiscal year 1999, Dynacore paid legal fees of $233 (of which $70 was accrued at December 31, 2000), $0, $420, $250, and $265, respectively, to the law firm of Pryor Cashman Sherman & Flynn LLP, for legal services provided by attorneys other than Mr. Agranoff.

During the period ended December 31, 2001 and 2000, December 18, 2000, December 31, 1999, and fiscal year 1999, the Company paid secretarial expenses of $50, $0, $45, $0, and $64, respectively, to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

The Company, along with co-tenants Canal Capital Corporation, of which Mr. Edelman and Mr. Agranoff are directors, and Plaza Securities Company LP, of which Mr. Edelman is the controlling general partner and Mr. Agranoff is a general partner, entered into an amendment of its New York office lease in February, 1999. While the Company is currently paying 50% of the monthly lease payment, each co-tenant of the lease is jointly liable for the full lease obligation. The lease expires in October 2009 and the annual lease obligation for the entire premises is approximately $400.

The Trustees of the Company's former United Kingdom operating subsidiary's defined benefit pension plan implemented an investment strategy which included an investment of approximately $6.5 million, $6.4 million and $7.2 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of June 30, 2000, December 31, 1999 and July 31, 1999.

Director Angel is the senior managing shareholder of Angel & Frankel, P.C. During the period ended December 31, 2001 and 2000, December 18, 2000, December 31,1999 and fiscal year 1999, Dynacore paid legal fees of $93, $0, $484, $0, and $0, respectively, to the law firm of Angel & Frankel, P. C. for legal services.


18.  Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability in relation to the financial position and results of operations.

19.  Acquisition

Consistent with the determination of its Board of Directors to shift the focus of the Company towards acquiring, developing and marketing products with internet and e-commerce applications, on July 27, 1999, the Company, through its newly formed subsidiary, Corebyte Inc., acquired (the "Corebyte Acquisition") the Corebyte communication and networking software product family (the "Corebyte Products"). The acquisition was accomplished pursuant to an Asset Purchase Agreement, by and among the Company, SF Digital, LLC and John Engstrom ("Engstrom"), dated July 27, 1999. In January 2001, the Company began a thorough evaluation of the Corebyte operations, prospects, and strategic options given the lack of a significant revenue stream resulting from longer than anticipated software development and marketing efforts and the availability of similar Internet applications in the marketplace. During its subsequent evaluation, which included the exploration and discussions with various parties for alternative uses and markets for the Corebyte developed source code and underlying technologies, the Company significantly restructured and curtailed Corebyte's day-to-day operations, to include the elimination of its Web hosting services to third parties. During the third quarter of 2001, the Company concluded that the Corebyte operation was no longer a viable and profitable opportunity for the Company and therefore completely discontinued operations.


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

Subsequent to the resignation of Ernst & Young LLP as the Company's auditors, the Company retained Marks Paneth & Shron LLP as its auditors.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages, positions and offices with the Company of the current directors and executive officers of the Company are set forth below.

                    Age as of                                                               Director/Officer
    Name          Dec. 31, 2001 Position                                                           Since
    ----          ------------- --------                                                           -----
A. B. Edelman            62     Director-Chairman of the Board and Chief Executive Officer         1985
P. P. Krumb              59     Vice President, Chief Financial Officer, and Director              1994
G. N. Agranoff           55     Chief Operating Officer, Acting President, Vice Chairman
                                of the Board and Director                                          1994
N. W. Walsh              32     Director                                                           2000
N. S. Subin              37     Director                                                           2000
R. B. Smith              59     Director                                                           2000
J. J. Angel              65     Director                                                           2000

    The principal occupations and business experience of each of the current directors and executive officers of the Company are described below.

     ASHER B. EDELMAN, age 62, joined Dynacore's (formerly Datapoint Corporation) Board of Directors as its Chairman in March 1985, and has served in that capacity to the present date, and as Chief Executive Officer since February 1993. Mr. Edelman has served as General Partner of Asco Partners, a general partner of Edelman Securities Company L.P. since June 1984. Mr. Edelman is a director, Chairman of the Board and Chairman of the Executive Committee of Canal Capital Corporation, and is a General Partner and Manager of various investment partnerships and funds. Mr. Edelman is also a member of the Board of Directors of Perini Corp. The principal business address of Mr. Edelman is Ch. Pecholettaz 9, 1066 EPALINGES, Switzerland.

    PHILLIP P. KRUMB, age 59, is currently Vice President and Chief Financial Officer and Director of Dynacore. Mr. Krumb joined the Company in September 1994 and was Vice President and Chief Financial Officer from September 1994 to June 1997. From June 1997 until March 31, 1999, Mr. Krumb served as Special Assistant to the Chairman. From April 1, 1999 to December 17, 2000, Mr. Krumb was acting Chief Financial Officer. On December 18, 2000, he reassumed his position as Vice President and Chief Financial Officer. Prior to joining the Company he was employed by IOMEGA Corporation for 7 years as Senior Vice President Finance and Chief Financial Officer. The principal business address of Mr. Krumb is 9901 IH10 West Suite 800, San Antonio, Texas 78230-2292.

     GERALD N. AGRANOFF, age 55, is currently Chief Operating Officer, Acting President, Vice Chairman of the Board and Director of Dynacore. Mr. Agranoff is a General Partner of Asco Partners, the General Partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company) and a General Partner of Plaza Securities Company. He has been affiliated with these companies for more than five years. Mr. Agranoff is a director of Bull Run Corporation, Atlantic Gulf Communities, and Canal Capital Corporation. Mr. Agranoff has also been the General Counsel to Edelman Securities Company L.P. and Plaza Securities Company for more than five years. The principal business address of Mr. Agranoff is 9901 IH 10 West Suite 800, San Antonio, Texas 78230-2292.

     NICHOLAS W. WALSH, age 32, is currently a Principal at Gramercy Capital Advisors ("Gramercy") , a company that he co-founded in December 2000. Gramercy is a private investment management company specializing in fixed income and real estate investments. Prior to forming Gramercy, Mr. Walsh was a Vice President-Portfolio Manager with J. & W. Seligman & Co. Inc., an asset management firm based in New York City. He has held various financial positions with the firm since 1993. Mr. Walsh holds a B.A. in Economics from Tufts University and Chartered Financial Analyst designation. The principal business address of Mr. Walsh is 3 Sheridan Square, Suite #11E, New York, New York 10014.

     NEIL S. SUBIN, age 37, is currently Managing Director and President of Trendex Capital Management which he formed in 1991. Trendex is a private hedge fund focusing primarily on financially distressed companies. Mr. Subin is currently a member of the Board of Directors of Nucentrix Broadband Networks, Inc., a provider of wireless broadband network and multichannel subscription television services, located in Plano, Texas and also a member of the Board of Directors of First Avenue Networks, Inc., a provider of broadband fixed wireless internet services. He holds a degree from Brooklyn College. The principal business address of Mr. Subin is 8 Palm Court, Sewalls Point, Florida 34996.

     ROGER B. SMITH, age 59, is currently serving as Managing Director with Bear Stearns & Co., Inc. He has held various positions with Bear Stearns since 1979. He holds a degree from the University of Tennessee at Chattanooga and has various security and commodities licenses. The principal business address of Mr. Smith is 3424 Peachtree Road, Suite 1700, Atlanta, Georgia 30326.

     JOSHUA J. ANGEL, age 65, is Founder and Senior Managing Shareholder of Angel & Frankel, P.C., a New York law firm. He holds a law degree from Columbia University School of Law (1959) and a BS degree from New York University, NY
(1956). He has served on Directorships of the Public Companies of Allegheny International (now Sunbeam Oster Corporation) 1987-1990; Lancer Industries, Inc. 1993-1996; Gulf Resources Pacific Limited 1994-1996; and Cellular Technical Services Company, Inc. The principal business address of Mr. Angel is 460 Park Avenue, New York, New York, 10022.

There are no family relationships between any of the executive officers of the Company.

Audit, Compensation and Executive Committees

     The Company has Audit and Compensation Committees of the Board of Directors. The current members of the Audit Committee are Messrs. Walsh, Subin, Angel and Smith. The current members of the Compensation Committee are Messrs. Walsh, Subin, and Smith. The Company does not have a Nominating or an Executive Committee.

The Audit Committee annually recommends to the Board of Directors the independent auditors for the Company and its subsidiaries. They meet with the independent auditors concerning the audit; evaluate non-audit services and the financial statements and accounting developments that may affect the Company; meet with management concerning matters similar to those discussed with the outside auditors; and make reports and recommendations to the Board of Directors and the Company's management and independent auditors from time to time as it deems appropriate. The Committee met 4 times during the year ended December 31, 2001.

The Compensation Committee makes salary recommendations regarding senior management to the Board of Directors and administers the Company's bonus and stock option plan as described below. The Committee did not meet during 2001.

Meetings of the Board of Directors and Committees

The Board of Directors met 3 times during the year ended December 31, 2001. Each director was in attendance.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Dynacore believes that, during the year ended December 31, 2001, its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.


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

For executive officers, compensation now consists primarily of base salary, a short-term performance incentive opportunity in the form of a variable cash bonus based on either the financial performance of the Company or of their area of responsibility, and a long-term incentive opportunity provided by stock options. The committee also obtains ratification by the other non-employee member of the Board on most aspects of compensation and long-term incentives for executive officers.

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


Long Term Incentives

The committee believes that stock options appropriately link executive interests to the enhancement of stockholder value and utilizes them as its long-term incentive program; no additional long-term incentive programs are utilized. Stock options generally are granted at fair market value as of the date of grant, become exercisable over eighteen months, and have a term of ten years. The stock options provide value to the recipients only when the price of Dynacore stock increases above the option grant price.

     Pursuant to their employment agreements, Messrs. Edelman, Agranoff, and Krumb, were granted stock options of 300,000, 175,000 and 75,000, respectively. To that end, on December 19, 2000, the Board of Directors adopted the Dynacore Holdings Corporation Equity Incentive Plan (pursuant to which these options were issued), which required that the plan be approved by the Shareholders within one year of adoption. As the Company did not solicit and therefore did not receive such shareholder approval, the plan expired. As the Company remains contractually obligated to grant these options to said officers, the Company anticipates adopting a new stock option plan, which is substantially similar to the plan previously adopted, including limiting the aggregate amount of shares available under the plan to 1,500,000, to re-issue these options.

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

Nicholas W. Walsh
Neil S. Subin
Roger B. Smith

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. During the year ended December 31, 2001, the periods of August 1, 1999 - December 31, 1999, January 1, 2000 - December 18, 2000, December 19, 2000 - December 31, 2000, and fiscal years ended July 31, 1999 and August 1, 1998, the Company did not make a contribution to the plan. Under the terms of the plan, benefits accrued to the various executive officers vest upon satisfaction of the plan's vesting criteria which was based upon length of employment with the Company.

Summary Compensation Table

The following table sets forth certain information regarding all cash compensation paid or accrued for services rendered by the Company's executive officers for the last three fiscal years.

----------------------------------------------------------------------------------------------------------------------------------
                                                              Annual Compensation                 Long-Term
                                                    ------------------------------------------
Name and                                                                         Other         Compensation            All
                                                                                            --------------------
Principal                                                                       Annual         Stock Options          Other
Position                           Year (8)          Salary       Bonus      Compensation       Granted (#)       Compensation
----------------------------------------------------------------------------------------------------------------------------------
Asher B. Edelman   (1)        01/01/01-12/31/01     $207,500        -           $     -              -                 $-
Chairman of the Board and     01/01/00-12/31/00     300,534         -             70,648        300,000 (4)          300,000(7)
Chief Executive Officer                                                           (2)                                 709,500(9)
                              08/01/99-07/29/00     300,534         -             82,863             -                  -
                              08/02/98-07/31/99                     -             (2)           225,000 (5)             -
                                                    300,534                     101,628 (2)

Gerald N. Agranoff            01/01/01-12/31/01     $157,500        -           $     -              -              $       -
Chief Operating Officer,      01/01/00-12/31/00      198,915        -          7,200 (3)        175,000 (4)         700,000(7)
Acting President              08/01/99-07/29/00      200,000        -          7,200 (3)             -                  4,500(9)
                              08/02/98-07/31/99     200,000         -          7,200 (3)        180,000 (5)             -


Phillip P. Krumb              01/01/01-12/31/01     $82,500         -              -                 -             $      -
Vice President and Chief      01/01/00-12/31/00    257,890(6)       -              -             75,000 (4)          200,000(7)
Financial Officer             08/01/99-07/29/00    213,659(6)       -              -                 -                36,000(9)

Table Footnotes
(1)  Asher B. Edelman was named Chief Executive Officer in February 1993.
(2)  Represents payments incident to foreign assignment.
(3)  Represents auto allowance
(4) Pursuant to their employment agreements, Messrs. Edelman, Agranoff, and Krumb,were granted stock options of 300,000, 175,000 and 75,000, respectively. To that end, on December 19, 2000, the Board of Directors adopted the Dynacore Holdings Corporation Equity Incentive Plan (pursuant to which these options were issued), which required that the plan be approved by the Shareholders within one year of adoption. As the Company did not solicit and therefore did not receive such shareholder approval, the plan expired. As the Company remains contractually obligated to grant these options to said officers, the Company anticipates adopting a new stock option plan, which is substantially similar to the plan previously adopted, including limiting the aggregate amount of shares available under the plan to 1,500,000, to re-issue these options.
(5) Options granted pursuant to the 1997 Employee Stock Option Plan which were cancelled as of the Effective Date.
(6) Included is $105,417 of deferred compensation for the period of April 1999 until February 2000.
(7)  Represents cash portion of the officer settlement agreement.
(8) On June 30, 2000 the Company changed its fiscal year to a calendar year end basis. The compensation information furnished in this table covers the period of 8/1/99 - 7/29/00 as if the fiscal year had not changed, as well as for the period of 1/1/00 -
     12/31/00. Accordingly, there is an overlap of compensation information for the period of 1/1/00 - 7/31/00.
 (9) Represents the stock portion of the officer settlement agreement at a value of $.75/share issued.

Stock Option Grants in Last Fiscal Year

No stock option grants were made to the named executive officers for the year ended December 31, 2001.


Aggregated Option Exercises for the period ended December 31, 2001 Option Values

-------------------------------------------------                              ----------------------------
                       Number of                                                  Value of Unexercised
                                                 -----------------------------
                         Shares                      Number of Unexercised        In-the-Money Options
                      Acquired on      Value     Options at December 31, 2001     at December 31, 2000
                                                 ----------------------------------------------------------
        Name            Exercise      Realized    Exercisable   Unexercisable  Exercisable  Unexercisable
-----------------------------------------------------------------------------------------------------------

Asher B. Edelman           0             0              200,000        100,000           $0             $0
Gerald N. Agranoff         0             0              116,667         58,333           $0             $0
Phillip P. Krumb           0             0               50,000         25,000           $0             $0
-----------------------------------------------------------------------------------------------------------



Performance Table

Set forth below is a line table comparing the five-year cumulative total return for Dynacore common stock with the Dow Jones 65-Composite Average, a broad equity market index, and the Dow Jones computer systems index.


                                     Dow Jones Computer      Dow Jones 65
        Dynacore Common Stock        Systems Index           Composite Average

1996         $100.00                   $100.00                 $100.00
1997          407.20                    154.71                  159.46
1998           80.53                    274.82                  175.57
1999           40.80                    417.84                  196.58
2000            0.00                    122.65                  210.29
2001            4.81                    203.23                  142.77

The table assumes $100 invested on January 1, 1997, in Dynacore common stock and each of the Dow Jones indexes, and that all dividends were reinvested. During the five-year period Dynacore did not pay any dividends on its common stock.

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

                                          Common Stock                Percent
Name and Address                      Beneficially Owned              of Class
----------------                      ------------------              --------
Asher B. Edelman (1)                 (See Table under Security
c/o Dynacore Holdings Corporation   Ownership of Management)(1)
717 Fifth Avenue
New York, NY 10022

    (1) Mr. Edelman is part of a "group" as that term is used in Exchange Act
Section 13(d)(3). See subsection (b) below for detailed description as to the amount and nature of beneficial ownership by the members of the group.

(b)  Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock by each director, by each of the executive officers named in the table, and by the directors and executive officers as a group as of March 7, 2002.


                                    Common Stock
                                    Beneficially              Percent
 Name of Officer/Director           Owned (1)                 of Class(10)
-------------------------           -----------------         ------------
 Gerald N. Agranoff (O&D)                123,285 (2)(4)(8)         *
 Asher B. Edelman (O&D)                1,960,287 (2)(3)(4)       19.6%
 Phillip P. Krumb (O&D)                  104,454 (2) (9)           *
 Nicholas W. Walsh (D)                   375,174 (2)(5)            *
 Neil S. Subin (D)                       184,656 (2)(6)            *
 Roger B. Smith (D)                      127,716 (2)(7)            *
 Joshua J. Angel (D)                      50,000 (2)               *

 Executive Officers and Directors
    Dynacore as a group (7 persons)    2,925,572                29.3%
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

     (2) The tabulation includes shares of Common Stock which may be deemed to be beneficially owned by such persons by reason of stock options currently exercisable or which may become exercisable within sixty (60) days after that date. The number of shares deemed to be beneficially owned by reason of such options is: Mr. Edelman, 200,000; Mr. Agranoff, 116,667; Mr. Krumb, 50,000; Mr. Walsh, 50,000; Mr. Subin, 50,000; Mr. Smith, 50,000; and Mr. Angel, 50,000; all
officers and directors as a group, 566,667.

     (3) Mr. Edelman's listed beneficial ownership of 1,960,287 shares of Common Stock is explained in detail in this paragraph, and is based upon his beneficial ownership reported on Schedule 13D. Mr. Edelman owns 946,000 Common shares directly. Mr. Edelman reports beneficial ownership jointly, as a group, with the following named persons or entities. Those whose shares have been included within Mr. Edelman's listed total are reported as beneficially owned pursuant to Rule 13d-3 by Mr. Edelman. As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership and Citas Partners (which is the sole general partner of Felicitas Partners, L.P.), Mr. Edelman may be deemed to own beneficially the 99,381, 211,527 and 1,416 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the listed ownership. Also included are the 82,278 shares owned by Canal Capital Corporation ("Canal"), in which company Mr. Edelman and various persons and entities with which he is affiliated own interests. By virtue of investment management agreements between
A. B. Edelman Management Company Inc. and Canal, A. B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal. A. B. Edelman Management Company Inc. therefore may be deemed to be the beneficial owner of the 82,278 shares owned by Canal. Mr. Edelman is the sole stockholder of A. B. Edelman Management Company Inc. and these shares are included. A. B. Edelman Management Company, Inc. is also the sole general partner of Edelman Value Partners, L.P., which currently owns 129,852 shares of Common Stock which are included. Also included are the 43,458 shares owned by Mr. Edelman's spouse Maria Regina M. Edelman, 1,125 shares held by Mr. Edelman in a Keough account, 4,728 shares beneficially owned by Mr. Edelman's children in accounts for which he is the custodian, and 231,197 shares owned by Edelman Value Fund, Ltd., for which Mr. Edelman serves as the sole investment manager. Also included are the 9,325 shares owned by Edelman Family Partners, L.P. for which Mr. Edelman serves as a general partner. Also included are the 200,000 shares represented by exercisable options. As a Trustee of the Canal Capital Corporation Retirement Plan ("Canal Plan") which owns 27,287 shares and the Dynacore Plan described above which owns 71,253 shares, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the shares owned by each such Plan, which are excluded. Also excluded from the listed ownership are 13,172 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian, the 411 shares owned directly by Penelope C. Edelman and the 6,755 shares beneficially owned by Mr. Edelman's son in accounts for which Irving Garfinkel is the custodian. Mr. Edelman disclaims beneficial ownership of these excluded shares. Although disclaimed and excluded for purposes of Rule 13d-3, certain of the disclaimed and excluded shares are nevertheless reported by Mr. Edelman as beneficially owned on his Form 4's pursuant to the rules promulgated under
Section 16 of the Exchange Act.

     (4) Mr. Agranoff is a general partner of Plaza Securities Company, which owns 99,381 shares of Common Stock. He disclaims beneficial ownership of these shares which are excluded in the party's listing in the beneficial ownership table above due to the sole voting and dispositive powers attributed to Mr. Edelman in his Schedule 13D. Mr. Agranoff is also a director of Canal, which owns 82,278 shares. Mr. Agranoff disclaims beneficial ownership of these shares and they are excluded from his beneficial ownership listing due to the sole voting and dispositive powers attributed to Mr. Edelman.

     (5) Mr. Walsh owns 325,174 Common shares indirectly in addition to the 50,000 shares represented by exercisable options.

     (6) Mr. Subin owns 134,656 Common shares indirectly in addition to the 50,000 shares represented by exercisable options.

     (7) Mr. Smith owns 77,716 Common shares directly in addition to the 50,000 shares represented by exercisable options.

     (8) Mr. Agranoff owns 6,618 Common shares directly in addition to the 116,667 shares represented by exercisable options.

     (9) Mr. Krumb owns 54,454 Common shares directly in addition to the 50,000 shares represented by exercisable options.

(10) The percentage of the outstanding class calculations are based upon 9,984,726 Common shares, outstanding as of March 7, 2002.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Agranoff is the Company's Chief Operating Officer, Acting President and Vice Chairman of the Board of Directors, and of counsel at the law firm Pryor Cashman Sherman & Flynn LLP. During the period ended December 31, 2001 and 2000, December 18, 2000, December 31, 1999 and fiscal year 1999, Dynacore paid legal fees of $233 (of which $70 was accrued at December 31, 2000), $0, $420, $250, and $265, respectively, to the law firm of Pryor Cashman Sherman & Flynn LLP, for legal services provided by attorneys other than Mr. Agranoff.

During the period ended December 31, 2001 and 2000, December 18, 2000, December 31, 1999, and fiscal year 1999, the Company paid secretarial expenses of $50, $0, $45, $0, and $64, respectively, to Canal Capital Corporation. Chief Executive Officer Edelman and Director Agranoff are Canal Capital Corporation board members, with Chief Executive Officer Edelman serving as Chairman of the Board.

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

The Trustees of the Company's former United Kingdom operating subsidiary's defined benefit pension plan implemented an investment strategy which included an investment of approximately $6.5 million, $6.4 million and $7.2 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of June 30, 2000, December 31, 1999 and July 31, 1999.

     Director Angel is the senior managing shareholder of Angel & Frankel, P.C. During the period ended December 31, 2001 and 2000, December 18, 2000, December 31, 1999 and fiscal year 1999, Dynacore paid legal fees of $93, $0, $484, $0, and $0, respectively, to the law firm of Angel & Frankel, P. C. for legal services.

See Footnote 4 to the Consolidated Financial Statements relating to the investment in Limited Partnership.


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

         See Exhibit Index included herein on page 59.

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

(10)(jj)          Stock Purchase  Agreement between Reboot Systems,  Inc. and Datapoint  Corporation dated
                  July 31, 1999 and as amended on November 1, 1999.

(10)(kk)          Asset  Purchase  Agreement  between  Datapoint  Corporation,  SF  Digital,  LLC and John
                  Engstrom, and John Engstrom d/b/a SF Digital and Corebyte(TM)dated July 27, 1999.

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

(10)(rr)          Limited   Partnership   Agreement   between  Dynacore   Holdings   Corporation  and  PGM
                  Associates,  Inc.  dated May 1, 2001  (filed as Exhibit  99.1 to the  Company's  Current
                  Form 10K and incorporated by reference).

(10)(ss)          Contract between Edelman & Associates and PGM Associates  dated April 27, 2001;  waiving management  fees of  Edelman &  Associates  and  permitting  liquidation  of  investment within thirty days.

(21)              Subsidiaries of Registrant
                   Patent Litigation Trust, organized under the law of the
                         State of Delaware.


                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      DYNACORE HOLDINGS CORPORATION
                                            (Registrant)

                                   BY:/s/Phillip P. Krumb
                                   ----------------------
                                        Asher B. Edelman
                                   Chief Executive Officer and
                                     Chairman of The Board
                                   By Phillip P. Krumb, Attorney In Fact


DATED:  March 27, 2002


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                            Date
         ---------                  --------                         -------


/s/ Phillip P. Krumb            Chief Financial Officer          March 27, 2002
--------------------          (Principal Accounting Officer)
   Phillip P. Krumb



Phillip P. Krumb, pursuant to powers of attorney, which are being filed with this report, has signed below as attorney-in-fact for the following directors of the Registrant:

              Gerald N. Agranoff          Roger B. Smith
              Nicholas W. Walsh           Joshua J. Angel
              Neil S. Subin




/s/  Phillip P. Krumb                                            March 27, 2002
---------------------
     Phillip P. Krumb

                                   Schedule II

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)



                                                                      (a)             (b)
                                   Balance        Charged        Charged
                                        at          to           (to) from        Other            Balance
                                  Beginning       Costs and        Other        Additions          at End
    Classification                   of Year      Expenses        Accounts      (Deductions)       of Year

Allowance for doubtful accounts:

(Successor Company)

Year ended December 31, 2001            $--          $(143)          $--              $--            $(143)

Period ended December 31, 2000          $--             $--          $--              $--               $--

(Predecessor Company)
Period ended December 18, 2000        $773            $(65)          $--           $(708)               $--

Period ended December 31, 1999        $880            $(31)          $--            $(76)             $773

Year ended July 31, 1999            $1,305           $(299)        $(69)            $(57)             $880



(a)  Transfers to and from other balance sheet reserve accounts.
(b)  Accounts written-off net of recoveries, other expense accounts and translation adjustments.


                                                                  EXHIBIT 10(rr)

                          --------------------------------

                                    AGREEMENT

                                       OF

                               LIMITED PARTNERSHIP

                                       OF

                              PGM ASSOCIATES, L.P.

                          ----------------------------------

                                    AGREEMENT

                                       OF

                               LIMITED PARTNERSHIP

                                       OF

                              PGM ASSOCIATES, L.P.






                                Table of Contents



Section                                                             Page

    I        General                                                     1
   II        Purposes and Powers                                         2
  III        Capital Contributions and Capital Accounts                  3
   IV        Control and Management                                      4
    V        Allocation of Income, Gains and Losses                      6
   VI        Distributions                                               7
  VII        Dispositions of Interests of Partners; Withdrawals          8
 VIII        Dissolution and Termination                                 9
   IX        Death, Incompetency, Etc. of  Limited Partner              10
    X        Accounting                                                 11
   XI        Reports and Statements                                     11
  XII        Power of Attorney                                          12
 XIII        Notices                                                    13
  XIV        Miscellaneous                                              13

                                    AGREEMENT

                                       OF

                               LIMITED PARTNERSHIP

                                       OF

                              PGM ASSOCIATES, L.P.






         AGREEMENT OF LIMITED PARTNERSHIP (the "Agreement"), dated as of April 27, 2001, by and among Asher B. Edelman & Associates, LLC, as general partner (the "General Partner") and all the parties who sign copies of this Agreement to become Limited Partners. The General Partner and the persons who sign as Limited Partners are sometimes collectively referred to as the "Partners" and individually as a "Partner".) The term "General Partner" when used in this Agreement shall be deemed to mean General Partners when there is more than one.

         The parties hereto, desiring to form a limited partnership under the Delaware Revised Uniform Limited Partnership Act on the terms and conditions set forth herein, hereby agree as follows:


                                    SECTION I

                                     General

         1.1 Formation. The parties hereto hereby form, on the day and year first above written, a limited partnership (the "Partnership") pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. The General Partner shall cause the due filing in the office of the Secretary of State of the State of Delaware a Certificate of Limited Partnership for the Partnership.

         1.2 Name. The name of the Partnership shall be PGM Associates, L.P.. The General Partner may change the name of the Partnership as he may determine appropriate, and shall provide notice thereof to the Limited Partners as promptly as possible following any such determination.

         1.3 Term. The Partnership shall commence on the date of the filing of the Certificate of Limited Partnership referred to in Section 1.1 (the "Commencement Date"). The Partnership shall continue until dissolved and terminated as provided in Section VIII.

         1.4 Business Location. The principal place of business of the Partnership shall be 717 Fifth Avenue - 15th Floor, New York, New York 10022 or at such other location as the General Partner, in his discretion, from time to time may determine, provided that notice thereof is furnished to the Limited Partners as promptly as possible following any such determination. The General Partner may establish other places of business of the Partnership when and where required by the Partnership's business.

         1.5 Registered Office and Agent. The address of the Partnership's registered office in the State of Delaware shall be 15 East North Street, Dover, Delaware. The name of the Partnership's registered agent for service of process in the State of Delaware shall be Vanguard Corporate Services, Ltd. whose address is 15 East North Street, Dover, Delaware 19901.

         1.6 General Partner. The General Partner of the Partnership shall be Asher B. Edelman & Associates, LLC and any other person who shall become an additional or successor general partner pursuant to the terms of this Agreement with the consent of the General Partner. The General Partner may also be a Limited Partner of the Partnership.

         1.7 Limited Partners. The Limited Partners shall be those parties who sign copies of this Agreement to become Limited Partners. The General Partner shall have the right to admit additional Limited Partners to the Partnership, each of whom shall, upon his admission, execute an appropriate supplement to or counterpart of this Agreement pursuant to which he agrees to be bound by all the conditions and terms set forth herein, and such other instruments and documents as the General Partner shall determine.


                                   SECTION II

                               Purposes and Powers


         The purposes of the Partnership are to acquire by open market purchase, privately negotiated purchase or otherwise, securities of every nature and description (including options) of a specific entity, the name and business of which each Limited Partner acknowledges he is familiar, and any affiliated entities (the "Securities"); to hold, sell, exchange, transfer, vote and otherwise exercise all rights, powers, privileges and other incidents of ownership or possession with respect to the Securities and other assets owned by the Partnership; to borrow money in furtherance of the foregoing purposes and, subject to applicable margin regulations, secure the payment of such or other obligations of the Partnership by hypothecation or pledge of all or part of the assets of the Partnership; to purchase, hold, sell and otherwise deal in currencies, futures contracts, forward contracts, and options thereon to the extent the General Partner deems it appropriate with respect to the Securities; and to enter into, make and perform all contracts and undertakings, engage in all activities and transactions, and to exercise any and all strategic initiatives, as the General Partner may deem necessary or advisable to achieve capital appreciation in the carrying out of the foregoing purposes. The Partnership may act directly or in conjunction with others, through joint ventures, partnerships or otherwise, in carrying out the foregoing purposes. The Partnership shall have all such powers as are necessary or convenient to carry out the purposes of the Partnership.

                                   SECTION III

                   Capital Contributions and Capital Accounts

         3.1 Partners' Contributions. The Partners shall contribute to the capital of the Partnership upon execution and delivery of this Agreement cash in the amount set forth opposite their names on Schedule A hereto. Neither the General Partner nor any Limited Partner shall have any further liability for any additional capital contributions to the capital of the Partnership.

         3.2 Accounting Periods. The first accounting period (an "Accounting Period") hereunder shall commence on the Commencement Date and each subsequent Accounting Period shall commence immediately after the close of the next preceding Accounting Period. Each Accounting Period hereunder shall close at the close of business on the first to occur of (a) the date immediately prior to the effective date of the admission of an additional Limited or General Partner or the acceptance of any capital contributions pursuant to Section 3.1 hereof, (b) a Withdrawal Date (as defined in Section 7.2(b) hereof), (c) the date of a distribution pursuant to Section VI hereof, or (d) the date on which the Partnership shall terminate.

         3.3 Capital Accounts. A capital account (a "Capital Account") shall be established on the books of the Partnership for each Partner. The Capital Account of each Partner shall be in an amount equal to (a) the Capital Account of such Partner as of the end of the immediately preceding Accounting Period (after taking into account allocations of profits and loss pursuant to Section V hereof and adjustments to such Capital Account pursuant to Section VI hereof) or, in the case of the first Accounting Period for such Partner, the amount of such Partner's capital contribution to the Partnership as set forth in Schedule A hereto, plus (b) the amount of any capital contribution or additional capital contribution to the Partnership by such Partner as of the beginning of such Accounting Period, less (c) the amount, if any, of any distributions made to such Partner pursuant to Section 6.1 hereof.

     3.4 Limitation on Liability. No Limited Partner shall be liable for any of the debts of the Partnership, except to the extent of his capital contribution. Notwithstanding the foregoing, a Limited Partner receiving a distribution in accordance with this Agreement in part or full return of his capital contribution shall be liable to the Partnership for any sum, not in excess of such amount returned, plus interest, necessary to discharge the liabilities of the Partnership to creditors who extended credit or whose claims arose before such distribution, excluding creditors whose claims are represented by debt for which neither the Partnership nor any Partner has any personal liability.

         3.5 Miscellaneous. A Partner shall not be entitled to withdraw any part of his capital contribution or to receive any distribution from the Partnership, except as specifically provided in this Agreement, and no Partner shall be entitled to make any additional capital contribution to the Partnership other than as provided herein. Loans by any Partner to the Partnership shall not be considered contributions to the capital of the Partnership.

     3.6 No Interest on Contributions. No interest shall be paid on the capital contributed to the Partnership.


                                   SECTION IV

                             Control and Management

         4.1      Power and Duties of the General Partners.
                  ----------------------------------------

         (a) Except as otherwise expressly provided herein, the General Partner shall have full and exclusive power and authority on behalf of the Partnership to manage, control, administer and operate the business and affairs of the Partnership and to do or cause to be done any and all acts deemed by such General Partner to be necessary or appropriate thereto, and the scope of such power and authority shall encompass all matters in any way connected with such business or incident thereto.

         (b) In addition to and in furtherance of the foregoing, the General Partner shall possess all of the power and authority of a general partner in a partnership without limited partners as is provided under the laws of the State of Delaware. No person dealing with the Partnership shall be required to inquire into the power and authority of the General Partner to take any action or make any decisions. The signature of the General Partner upon any and all instruments, contracts, stock powers, proxies, loan agreements, promissory notes and other documents shall be sufficient to bind the Partnership in respect thereof and no third person need look to the application of funds or authority to act or require joinder of any other party.

         4.2      Limited Partners' Actions and Cooperation.
                 -----------------------------------------

         (a) The Limited Partners shall take no part in the conduct or control of the Partnership business and shall have no right or authority to act for or to bind the Partnership. The exercise of any of the rights and powers of the Limited Partners pursuant to the terms of this Agreement shall not be deemed taking part in the day-to-day affairs of the Partnership or the exercise of control over Partnership affairs.

         (b) Each Limited Partner shall furnish the General Partner with such information as he may from time to time reasonably request, and shall otherwise cooperate with the General Partner, to enable the General Partner and the Partnership to comply with applicable laws (including, without limitation, applicable securities laws) in the conduct of its business.

         (c) Each Limited Partner represents that he is acquiring his limited partnership interest in the Partnership for his own account, for investment, and not with a view to distribution thereof within the meaning of the Securities Act of 1933, as amended (the "Act"). Any Limited Partner receiving a distribution in kind of securities from the Partnership will so represent with respect to the securities so received and will execute such documents as the General Partner may reasonably request to insure compliance with the Act.

         4.3      Services to Partnership; Affiliated Transactions.
                  ------------------------------------------------

         (a) Any Partner may engage in or possess an interest in other business ventures of any nature or description, independently or with others. In addition, each Partner shall have the right to be a principal in and devote time, attention and resources to other business ventures during the term of this Agreement. Without limiting the generality of the foregoing, the Limited Partners acknowledge that the General Partner and other entities and persons affiliated with the General Partner may now own and hereafter acquire and dispose of Securities of the same issuer and class as the Securities owned by the Partnership. Neither the Partnership nor any Partner shall have any rights in or to any such independent ventures or the income or profits derived therefrom.

         (b)      The General Partner shall not be paid a salary.

         4.4      Exculpation and Indemnification.
                  -------------------------------

The General Partner and its members, employees, agents and affiliates (an "Indemnified Person") shall not be liable, responsible or accountable in damages or otherwise to any Limited Partner for any act or omission performed or omitted by him in good faith and within the scope of this Agreement. The Partnership (but not any Partner) shall indemnify and hold harmless an Indemnified Person from any loss, damage, liability, cost or expense (including reasonable attorneys' fees) arising out of any act or failure to act by him on behalf of the Partnership if such act or failure to act is in good faith and within the scope of this Agreement.

The Partnership shall pay the expenses incurred by an Indemnified Person in defending a civil or criminal action or proceeding in advance of a final disposition of such act or proceeding, upon receipt of an undertaking by the Indemnified Person to repay such amount if the Indemnified Person shall be adjudicated not to be entitled to indemnification under this Section 4.4, which undertaking shall be accepted without reference to the financial ability of such Indemnified Person to make repayment.

         4.5 Expenses; Reimbursement of and Payments to the General Partners. Except as otherwise provided in this Agreement, the Partnership shall be responsible for paying all direct costs and expenses relating to the formation and operation of the Partnership, including, without limitation, legal expenses, accounting expenses, fees of agents and consultants, financing fees, debt service payments and other costs and expenses relating to the purposes of the Partnership. In the event that any such costs and expenses have been or hereafter are paid by the General Partner on behalf of the Partnership, then, except as expressly provided herein to the contrary, the General Partner shall be entitled to be reimbursed for such payment from the Partnership.

         4.6 Temporary Investments. Pending disbursements of funds of the Partnership for purchase of Securities, or other related investments, such funds shall be invested in money market funds, short-term government securities, deposits in brokerage accounts, certificates of deposit or time or demand deposits in commercial banks, bankers acceptances, commercial paper, repurchase agreements in respect of government securities, and other money market instruments or investments.

     4.7 Management Fee. The Partnership shall pay the General Partner (or any person or entity designated by the General Partner) a fee computed at an annual rate of 1.50% of the net assets of the Partnership (the "Management Fee"). Said fee shall be calculated based on the value of the net assets of the Partnership at the end of each fiscal quarter and shall be paid within 10 days after the end of the fiscal quarter. Such fees shall be prorated for periods less than a full fiscal quarter. Any Management Fee payable (but not previously paid) by the Partnership shall be reduced (but not below zero) by an amount equal to fifty percent (50%) of the aggregate amount of fees (net of any related expenses) received by the General Partner or its members from or related to Securities (other than amounts described in Section 6.1), including director's fees, advisory fees, consulting fees, brokers' and finders' fees, transaction fees, investment banking fees and any similar type fees.


                                    SECTION V

                     Allocation of Income, Gains and Losses

         5.1 Allocation of Profits and Losses. The net profits and net losses of the Partnership for each Accounting Period shall be determined as of the end of such Accounting Period by the General Partner. For purposes of such determination, account shall be taken of unrealized gains and unrealized losses in the value of the assets of the Partnership in accordance with Section 10.4.

         5.2 Adjustments to Capital Accounts. The net profits and net losses of the Partnership shall be credited or charged, as the case may be, to the Capital Accounts of the Partners as of the end of each Accounting Period, and among them pro rata to such Capital Accounts.

         5.3 Allocations for Tax Purposes. All items of income, deduction, gain, loss or credit of the Partnership for each fiscal year (or part thereof) of the Partnership as determined for United States Federal income tax purposes, shall be allocated (except as provided in Section 7.2(e) hereof) among the Partners in such manner as to reflect equitably the amounts credited or charged, or to be credited or charged, to each Partner's Capital Account pursuant to Section 5.2 hereof and amounts distributed or to be distributed pursuant to Section VI hereof.


                                   SECTION VI

                                  Distributions

         6.1 Allocations of Distributions. After providing for satisfaction of the current debts and obligations of the Partnership and such reserves for working capital and contingencies as the General Partner deems appropriate in his discretion, the General Partner may, in his discretion, make distributions in cash or in kind to the partners, pro rata to their Capital Accounts; provided, however, that if by operation of the foregoing provisions of this
Section 6.1 a Limited Partner shall be entitled to receive an amount in excess of his capital contributions (reduced by previous distributions) plus the Preferred Return of such Limited Partner as defined in Section 6.2 hereof, (the "Excess"), such Limited Partner's Capital Account shall be reduced, and the General Partner's Capital Account shall be increased, by 20% of the amount of such Excess and distributions shall be made in accordance with Capital Accounts, as so adjusted. The General Partner may receive a distribution in cash or in kind as an advance of the General Partner's Capital Account, as adjusted herein as if there were an Excess, if a partial distribution in cash or in kind had been made to the partners of their then Capital Accounts; provided, however, that such advance or part thereof, as the case may be, shall be returned to the Partnership by the General Partner forthwith in the event that a Limited Partner does not receive as a distribution upon withdrawal at least the amount (reduced by distributions) of such partner's Capital Account, as adjusted, when such advance was made.

     6.2 Preferred Return. The Preferred Return of a Limited Partner shall be the return the Limited Partner would have received if an amount equal to his capital contributions had been invested at 6% per annum.

         6.3 Distributions in Kind. If any assets of the Partnership shall be distributed in kind, such assets shall be valued pursuant to Section 10.4 and shall be distributed to the Partners in the same proportions as such Partners would have been entitled to distributions under Section 6.1.

         6.4 Property. No Partners shall be entitled to demand and receive property other than cash in return for his capital contributions to the Partnership, and, to the maximum extent permissible under applicable law, each Partner hereby waives all right to partition any property of the Partnership.

     6.5 No Priorities among Partners. No Partner shall have any priority over any other Partner as to the return of his contributions to the capital of the Partnership or as to compensation by way of income.


                                   SECTION VII

               Dispositions of Interests of Partners; Withdrawals

         7.1 Restriction on Transfers. No Partner shall assign, transfer or encumber, in whole or in part, his interest in the Partnership, except with the prior written consent of the General Partner, which consent shall be within his sole and absolute discretion, and no approved assignee shall have the right to become a substituted Partner with respect to an interest so assigned without the prior written consent of the General Partner, which consent shall be within his sole and absolute discretion.

         7.2      Withdrawal of Limited Partner.
                  -----------------------------

         (a) A Limited Partner may not withdraw from the Partnership prior to June 30, 2003. Thereafter, a Limited Partner may withdraw all or any part of its Capital Account as of the last day of each calendar year. Any Limited Partner desiring to make a withdrawal from its Capital Account shall, not less than 60 days before the date on which such withdrawal is to be made, give written notice to the Partnership of (i) such Limited Partner's intention to make such withdrawal and (ii) the amount of such withdrawal or the manner in which the amount of such withdrawal is to be determined.

     The General Partner, in his sole and absolute discretion, with or without cause, may require any Limited Partner to withdraw from the Partnership at any time upon written notice to that effect to such Limited Partner at least 10 days prior to the effective date of such withdrawal, which notice shall specify the date of such withdrawal. The date of withdrawal either by notice of withdrawal by the General Partner or the Limited Partner shall be deemed the "Withdrawal Date".

         (c) In the event of the withdrawal of a Limited Partner, the interest of such Limited Partner shall continue at the risk of the Partnership business until the Withdrawal Date or earlier termination of the Partnership. If the Partnership is continued after the Withdrawal Date, such Limited Partner shall be entitled to receive within 30 days thereafter, in accordance with this
Section 7.2, the value of such Limited Partner's interest in the Partnership as of the applicable Withdrawal Date. The interest of a Limited Partner after notice of such withdrawal shall not be included in calculating the interest of the Partners or Limited Partners required to take action under any provision of this Agreement.

         (d) The value of a withdrawing Limited Partner's interest in the Partnership shall be that amount that the Limited Partner would have received had the Partnership been dissolved as of the Withdrawal Date, its debts and liabilities paid or provided for and its assets distributed in the order of priority set forth in Section 8.3. Such value shall be determined in the manner provided in Section 10.4. The value of such withdrawing Limited Partner's interest may be paid in cash, securities valued (pursuant to Section 10.4) as of the date of payment, or any combination thereof, in the sole discretion of the General Partner.

         (e) To the extent that a net gain is realized by the Partnership upon the sale of securities, and the proceeds of such sale are designated in the books and records of the Partnership as being used to effect payment of a withdrawing Limited Partner's interest, such net gain shall be specially allocated for Federal income tax purposes (i) first to such withdrawing Limited Partner up to an amount equal to the difference between the value of his interest in the Partnership and his "tax basis" for Federal income tax purposes in his interest in the Partnership, as of the Withdrawal Date and (ii) to the extent of any remaining net gains, to all Partners who were Partners as of the Withdrawal Date, other than such withdrawing Limited Partner, in accordance with
Section V.

         (f) The right of any withdrawing Limited Partner to have distributed the value of his interest in the Partnership pursuant to this Section 7.2 is subject to the provisions of Sec. 17-607 of the Delaware Revised Uniform Limited Partnership Act, and reserves for contingencies. The unused portion of any reserve shall be distributed, with interest at the rate actually earned thereon pursuant to the investment thereof by the General Partner in any authorized investment under Section 4.6 hereof, after the General Partner shall have determined that the need therefor shall have ceased.

The withdrawal of a Limited Partner shall not dissolve the Partnership.


                                  SECTION VIII

                           Dissolution and Termination

     8.1 Dissolution. The Partnership shall be dissolved and its business wound up upon the earliest to occur of:
     (a)      the election of the General Partner to so dissolve and wind up;

     (b) subject to continuation as provided in Section 8.2, the death, incompetency, dissolution, insolvency or bankruptcy of the General Partner; or

(3)      December 31, 2011.

         8.2 Continuation. The General Partner agrees to serve as General Partner of the Partnership until the Partnership is terminated without reconstitution as provided below. Upon the occurrence of an event of dissolution set forth in Section 8.1(b), then the business of the Partnership shall be continued on the terms and conditions of this Agreement if, within 90 days after such event, all of the Limited Partners shall designate one or more persons to be substituted as general partner(s). In the event that the Limited Partners elect to continue the Partnership with one or more new general partners, such new general partner(s) shall succeed to all of the powers, privileges and obligations (but not the interests) of the General Partner hereunder.

     8.3 Winding Up. Upon any dissolution requiring the winding up of the business of the Partnership, the General Partner or such other person as is winding up the business of the Partnership shall, out of the Partnership assets, make distributions in the following manner and order;

         (a) to creditors, including Partners who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Partnership (whether by payment or by establishment of reserves) other than liabilities for distributions to Partners under Section. 17-601 or 17-604 of the Delaware Revised Uniform Limited Partnership Act; and

         (b)      to the Partners in accordance with Section VI hereof.

         All distributions made pursuant to this Agreement shall be made in cash, securities or other assets of the Partnership, or any combination thereof, as the General Partner may in his discretion determine.

                                   SECTION IX

                 Death, Incompetency, Etc. of a Limited Partner

         The death, incompetency, bankruptcy or dissolution of a Limited Partner shall not cause a dissolution of the Partnership. Upon the death, adjudicated incompetency or bankruptcy of any Limited Partner who is an individual, or upon the dissolution or bankruptcy of any Limited Partner which is a corporation or other entity, the rights of such Limited Partner to share in the profits and losses of the Partnership, to receive distributions of Partnership funds and to assign his or its Partnership interests pursuant to this Agreement shall devolve upon his or its personal representative, guardian or successor in interest, as the case may be, (or, upon the death of one whose interest is held in joint tenancy, to his surviving joint tenant), subject to the terms and conditions of this Agreement. The estate of a deceased or bankrupt Limited Partner or such a surviving joint tenant, as the case may be, shall be liable for all the obligations of such Limited Partner. In no event shall such personal representative, guardian, successor in interest or surviving joint tenant become a substitute Limited Partner except in accordance with Section 7.1.

                                    SECTION X

                                   Accounting

     10.1 Fiscal Year. The fiscal year of the Partnership shall be the calendar year.


         10.2 Records. The General Partner, at the expense of the Partnership, shall keep, or cause to be kept, full and accurate records of all transactions of the Partnership in accordance with generally accepted accounting principles. All of such books of account shall, at all times, be maintained in the principal office of the Partnership, and shall be open during reasonable business hours for inspection and examination by the Limited Partners and their authorized representatives, who shall have the right to make copies thereof.

     10.3 Tax Filings. The General Partner, at the expense of the Partnership, shall prepare and file, or cause the accountant of the Partnership to prepare and file, any required tax and information returns for each tax year of the Partnership.

         10.4 Valuation. For purposes of this Agreement, (a) every asset of the Partnership other than securities shall be valued at its fair market value in the judgment of the General Partner, as of the date as of which such valuation is to be made (the "Valuation Date"), unless this Agreement shall specifically provide a different method for valuing a particular asset in specified circumstances; and (b) securities held by the Partnership shall be valued as of the Valuation Date at an amount per share equal to the last sales price of the securities on the largest national securities exchange on which the securities are listed or traded. Liabilities shall be determined in accordance with generally accepted accounting principles.

                                   SECTION XI

                             Reports and Statements

     11.1 Tax Information. Within 75 days after the end of each fiscal year of the Partnership, the General Partner, at the expense of the Partnership, shall cause to be delivered to each Limited Partner the following:

         (a) such information as shall be necessary (including a statement for that fiscal year of each Limited Partner's share of net income, net gains, net losses and other items of the Partnership) for the preparation of his tax returns; and

     (b) a copy of all income tax and information returns to be filed by the Partnership for that fiscal year of the Partnership.

         11.2     Financial Information.
                  ---------------------

         Within 120 days after the end of each fiscal year of the Partnership, the General Partner shall cause to be delivered to each of the Limited Partners financial statements of the Partnership for such fiscal year, prepared at the expense of the Partnership, which statements (a) shall set forth, as at the end of and for such fiscal year, (i) a profit and loss statement and a balance sheet of the Partnership; and (ii) such other information as, in the judgment of the General Partner, shall be reasonably necessary for the Partners to be advised of the financial status and results of operations of the Partnership.


                                   SECTION XII

                                Power of Attorney

         Each Limited Partner hereby irrevocably makes, constitutes and appoints the General Partner, and each successor general partner, as long as such person is acting as general partner, as his true and lawful attorney, to make, sign, execute, acknowledge, swear to and file with respect to the Partnership:

         (a) such Certificate of Limited Partnership and other documents as may be required by law or pursuant to the provisions of this Agreement, and such Certificate of Limited Partnership and other documents as may be required to reconstitute and continue the business of the Partnership in accordance with the provisions of this Agreement;

     (b) all papers which may be deemed necessary or desirable to effect the winding-up and termination of the Partnership (including, but not limited to, a certificate of cancellation of the Certificate of Limited Partnership);

         (c) documents of transfer of a Limited Partner's interest and all other instruments to effect such transfer, but only if there has been compliance with the applicable provisions of this Agreement;

     (d) all filings or other reports with respect to the Partnership required to be made under applicable securities laws, and

         (e) all amendments to this Agreement and the Certificate of Limited Partnership adopted in accordance with Section 14.2, and all documents relating to such amendments, but only if there has been compliance with the applicable provisions of this Agreement.

         The foregoing appointments are coupled with an interest.

         The General Partner shall supply to each Limited Partner a copy of any document filed pursuant to this Section XII.


                                  SECTION XIII

                                     Notices

         Whenever any notice or other communication is required or permitted to be given under any provision of this Agreement, such notice or other communication shall be (i) if between Partners within and without the United States, by telefax, telegram or cable, and shall be deemed to have been given when received and shall be promptly confirmed by mail, postage prepaid; or (ii) if between Partners within the United States, in writing, and shall be deemed to have been given when delivered by personal delivery or five days after the date mailed, postage prepaid, in each case addressed to the person or persons to whom such notice or other communication is to be given at the notice address specified for such person or persons in Schedule A hereto (or at such other address as shall be stated in a notice similarly given).


                                   SECTION XIV

                                  Miscellaneous

         14.1 Binding Effect. Except as herein otherwise provided to the contrary, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto, and their legal representatives, successors and permitted assigns.

         14.2 Amendments. No amendment, modification or waiver of this Agreement, or any part hereof, shall be valid or effective unless in writing and duly signed by the General Partner with the consent of a Majority-in-Interest of the Limited Partners; provided, however, that, (i) without the consent of the Limited Partners, the General Partner may amend this Agreement to comply with Delaware law, to change the name of the Partnership, its address or that of any Limited Partner, to change its registered agent or to reflect the admission or withdrawal of a Partner; and (ii) without the consent of a particular Limited Partner, no modification or amendment to this Agreement shall increase such Limited Partner's obligation to make capital contributions to the partnership, modify adversely his right to withdraw provided herein, or amend this Section
14.2 with respect to him. No waiver of any breach or condition of this Agreement shall be deemed to be a waiver of any other condition or subsequent breach, whether of like or different nature. As used herein, a "Majority-in-Interest of the Limited Partners" shall mean Limited Partners whose Capital Accounts constitute more than 50% of the aggregate value of the Capital Accounts of all Limited Partner.

     14.3 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to contracts made and to be performed entirely within such State.

         14.4 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which, taken together, shall constitute but one and the same instrument which may be sufficiently evidenced by one counterpart.


         IN WITNESS WHEREOF, the parties hereto have subscribed and sworn to this Agreement of Limited Partnership on the day and year first above written.


                                     GENERAL PARTNER:



                                     /s/Irving J. Garfinkel
                                     ----------------------
                                     Irving J. Garfinkel
                                     Asher B. Edelman & Associates, LLC




                                     LIMITED PARTNER:
                                     ---------------




                                      /s/Nicholas Walsh
                                      -----------------
                                      Nicholas Walsh
                                      Name:

                                     Director- Dynacore Holdings Corporation
                                     Title of Authorized Signatory

                                     -------------------------------
                                     Social Security Number

                                     74 1605174
                                     ----------
                                     Federal I.D. Number


                                     Date:4-30-01

                                   SCHEDULE A


LIMITED PARTNER                                               CAPITAL
NAME AND ADDRESS                                              CONTRIBUTION

                                                                  EXHIBIT 10(ss)
                       ASHER B. EDELMAN & ASSOCIATES, LLC
                        The Beatrice Butterfield Building
                                  P.O. Box 260
                               Butterfield Square
                                 Providenciales
                             Turks & Caicos Islands
                             British Virgin Islands


                                                               April 27, 2001


Dynacore Holdings Corporation
717 Fifth Avenue - 15t Floor
New York, New York 10022

Gentlemen:

     Confirming our earlier telephone conversation, Dynacore Holdings Corporation has agreed to become a Limited Partner of PGM Associates, L.P., by investing $1,500,000. We have agreed to modify certain provisions of the Partnership Agreements to accommodate your investment. They are as follows:

     (a) Section 4.7 regarding payment of the management fee is waived by the General Partner;

     (b) Section 6.1 regarding payment of the incentive allocation is waived by the General Partner; and

     (c) Section 7.2 regarding withdrawal is amended to allow you the right to withdraw on thirty (30) days notice.

     If these modifications meet your approval, please sign in the space indicated below on the copy of the letter provided for that purpose and return it to me at 717 Fifth Avenue - 15th Floor, New York New York 10022.


                                       Sincerely


                                       Asher B. Edelman & Associates, LLC
                                       General Partner


                              By:/s/Gerald N. Agranoff
                                   Gerald N. Agranoff, Member


Approved on Behalf of
Dynacore Holdings Corporation



/s/Nicholas Walsh
Nicholas Walsh
Member of the Board of Directors
Chairman of the Audit Committee