Form 10-Q
period 2002-03-31
DYNACORE HOLDINGS CORP
filed 2002-05-13
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X  ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
            Exchange Act Of 1934
            For the quarterly period ended March 31, 2002
                                          --------------

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


     As of March 31, 2002, 9,984,726 shares of Dynacore Holdings Corporation Common Stock were outstanding.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                      Page
                                                                     Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     March 31, 2002 and December 31, 2001                                  3

    Consolidated Statements of Operations -
     Three Months Ended March 31, 2002 and 2001                            4

    Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2002 and 2001                            5

    Notes to Consolidated Financial Statements                             6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9



Part II. Other Information

Item 1.  Legal Proceedings                                                13
Item 6.  Exhibits and Reports on Form 8-K                                 13


Signature                                                                 14
---------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries

                                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                                                              Mar. 31, 2002       Dec. 31, 2001
                                                                              -------------       -------------

Assets
Current assets:
   Cash and cash equivalents                                                      $1,926            $2,614
   Investment in limited partnership                                                 605               593
   Accounts receivable, net                                                          257               236
   Prepaid expenses and other current assets                                         170               216
   -------------------------------------------------------------------------------------------------------
   Total current assets                                                            2,958             3,659
Fixed assets, net                                                                     25                28
Other assets, net                                                                    441               458
Reorganization value in excess of amounts allocable to identifiable assets         1,944             2,932
----------------------------------------------------------------------------------------------------------
                                                                                  $5,368            $7,077
==========================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                   $4              $126
   Accrued expenses                                                                  272               376
----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         276               502

Accrued pension and post employment liabilities                                    2,746             2,790
Deferred federal income tax                                                          400               400
Other long term liabilities                                                           21                --

Stockholders' equity (deficit):
Common stock of $0.01 par value.  Shares authorized 30,000,000;
   shares issued  and outstanding 9,984,726 in 2002 and  2001.                       100               100
Paid in capital                                                                    7,389             7,389
Accumulated deficit                                                               (5,564)           (4,104)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                      1,925             3,385
----------------------------------------------------------------------------------------------------------
                                                                                  $5,368            $7,077
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                             (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended
---------------------------------------------------------------------------------------------------------------------------------
                                                          Mar. 31, 2002       Mar. 31, 2001
Revenue:
  Sales                                                              $--              $9
  -------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                      --                9

Operating costs and expenses:
  Cost of sales                                                      --               --
  Selling, general and administrative                               432              651
  Patent Litigation Trust expenses                                  116               --
  Restructuring costs                                                --              100
----------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                                548              751
----------------------------------------------------------------------------------------------------------------------------------

  Operating loss                                                   (548)            (742)

Non-operating income (expense):
  Equity in gain/(loss) of limited partnership                       12               --
  Other, net                                                         64              363
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes  and cumulative effect of change
      in accounting principle                                      (472)            (379)
Income tax                                                           --               --
-----------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle    (472)            (379)
Cumulative effect of change in accounting principle, net of tax    (988)              --
---------------------------------------------------------------------------------------------------------------------------

  Net loss                                                      $(1,460)           $(379)
==================================================================================================================================

Basic and Diluted Loss Per Common Share
Before cumulative effect of change in accounting principle     $  (.05)            $(.04)
Cumulative effect of change in accounting principle               (.10)               --
                                                                  -----              ---
  Net loss per common share                                    $  (.15)            $(.04)
===========================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                         9,984,726         10,000,000


See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Dynacore Holdings Corporation and Subsidiaries
   (Unaudited)

                                                                                       (In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                                ----------------------------
                                                                                 Mar. 31, 2002   Mar. 31, 2001

Cash flows from operating activities:
   Net loss                                                                      $(1,460)            $(379)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Cumulative effect of change in accounting principle                             988                --
     Depreciation and amortization                                                     3                32
     Amortization of reorganized value in excess of amounts allocable to
        identifiable assets                                                           --                63
     Gain in equity of investee                                                      (12)               --
   Changes in assets and liabilities:
     Decrease in prepaids                                                             46                --
     (Increase) decrease in receivables                                              (21)               16
     Decrease in accounts payable and accrued expenses                              (226)           (1,117)
     Other, net                                                                       (6)               50
     -----------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                          (688)           (1,335)

Net decrease in cash and cash equivalents                                           (688)           (1,335)
Cash and cash equivalents at beginning of period                                   2,614             7,304
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $1,926            $5,969
                                                                                  ======            ======

Cash payments for:
   Interest                                                                           $--               $--
   Income taxes, net                                                                  $--               $--

See accompanying Notes to Consolidated Financial Statements.


                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Dynacore Holdings Corporation (the "Company") (formerly Datapoint Corporation) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments which are necessary for a fair statement of the results of the interim periods presented. All adjustments made in the interim statements are of a normal recurring nature.

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The results for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.


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

On the Effective Date, all of the then existing debt and equity in Dynacore was cancelled and 10 million shares of new common stock, as well as 10 million beneficial interests, representing interests in the Dynacore Patent Litigation Trust (the "PLT"), formed to pursue Dynacore's patent litigations, were issued.

As part of the Plan, Dynacore has committed to lend the PLT up to $1 million to pursue Dynacore's patent litigations. As of March 31, 2002, the amount of such loan is $377, of which $92 has been incurred, but not paid until the second quarter of 2002. The PLT is accounted for as a consolidated subsidiary of the Company. As such, the loan amount is eliminated in consolidation. For the quarters ended March 31, 2002 and 2001, the PLT expenses of $116 and $0, respectively, are included in the Company's Consolidated Statements of Operations. None of the PLT expenses have been allocated to the 43.5% minority interest because the minority interest has no obligation to fund cumulative losses of the PLT. Future income of the PLT, if any, will be allocated entirely to the Company until the loan and interest has been fully recovered.

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company prepared a consolidated pro forma balance sheet as of the Effective Date, on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated balance sheet at March 31, 2002, represents that of a successor company.

The Company estimated the fair value of the reorganized entity based upon the issuance of 10 million shares of new common stock at a value of $0.75 per share pursuant to the approved Plan. After the revaluation of the reorganized Company was completed, an intangible asset of $3.8 million reflecting the reorganization value in excess of identifiable assets was established in 2000, which was being amortized on a straight-line basis over 15 years. Subsequently, during the first quarter ended March 31, 2001, a favorable settlement of certain contested bankruptcy claims existing at the Fresh Start date resulted in a gain of $140. This gain of $140 was applied directly to the intangible asset. In addition, the Company obtained clarification of certain issues relating to its German subsidiary's obligations for the payment of disability benefits and related insurance coverage for former employees. As a result, management reversed a reserve of $350 that had been established at the December 18, 2000 fresh start date. This reduction of the estimated liability was applied directly to the intangible asset in the fourth quarter of 2001. Also during the fourth quarter of 2001, $135 representing unclaimed bankruptcy checks and common stock was likewise applied directly to the intangible asset. At December 31, 2001, the intangible asset was $3,150 less accumulated amortization of $218 resulting in a net balance of $2,932. The estimated $7,500 reorganization value of the Company exceeded the identifiable net assets primarily because of the pension and other post employment obligations of the Company's German subsidiary, which are not obligations of the parent Company, except in substance, to the extent of a percentage of certain future revenues, if any, earned in certain European countries.

Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS142") was applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill, which for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets. SFAS 142 requires the value of goodwill be assessed using market conditions, which principally requires reference to the Company's stock price. The Company has no subsidiaries or divisions that meet the definition of a "reporting unit" as set forth in SFAS142, therefore, the impairment test must be applied on a Company-wide basis. The stockholders' equity at the beginning of 2002 exceeded the market capitalization of the Company by $988, necessitating a noncash impairment charge of that amount. This charge has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the quarter ended March 31, 2002.

3.       Liquidity

As of March 31, 2002, the Company had cash and cash equivalents of approximately $1.9 million. In addition, the Company has approximately $605 thousand invested in a limited partnership as more fully described in Footnote 4 below. The Company believes that given its current and forecasted cash requirements for the remainder of 2002 of approximately $1.0 million to $1.3 million, its cash and its interest in the limited partnership, which are the Company's two major sources of liquidity, will be sufficient for the remainder of 2002. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and assumes payments under the existing executive employment agreements (see Item 11 Executive Compensation on Form 10K for the year ended December 31, 2001) and continuation of such salaries at current amounts after the expiration of such contracts on June 18, 2002. This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the PLT for court trial expenses, if any.


4.  Investment in Limited Partnership

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher
B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. As of March 31, 2002, based upon the closing prices of the securities as of that date, the Partnership had approximately $1.2 million of assets and approximately $.1 million of liabilities for a net asset value of approximately $1.1 million. The Company's ownership interest in the Partnership approximated 56% and the Company's share of the Partnership's capital was approximately $0.6 million. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate share of the Partnership's gain for the quarters ended March 31, 2002 and 2001, of $12 and $0, respectively, is included in non-operating income/(expense) on the statement of operations. This investment is reflected as a short term investment as the Company has the right to liquidate this investment, as permitted by the Partnership agreement, prior to the end of the fourth quarter of 2002.

5.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.

6.   Non-operating Income (Expense)

                                                  Quarter  Ended

(In thousands)                               03/31/02          03/31/01
                                             --------          --------

Interest earned                                    $8              $181
Imputed interest                                   14                --
Equity in gain (loss) of  limited partnership      12                --
Foreign currency gains (losses)                    42               182
                                                   --               ---
                                                  $76              $363
                                                  ===              ====

 7.  Accounts Receivable

The Company has a receivable from Vugate, Inc. ("Vugate") the buyer of its videoconferencing business (MINX). This receivable consists of a note with a remaining face value of $362 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $213, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. This carrying amount is net of a $72 impairment adjustment recorded in the fourth quarter of 2001. The Company calculates imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible. An additional $44 is receivable from other parties. The $44 is net of an allowance of $71 for claims billed to another party that are currently in dispute.


8.  Accrued Expenses


                                              Mar. 31, 2002       Dec. 31, 2001
-------------------------------------------------------------------------------
Salaries,  commissions, and other benefits              $57                 $74
Accrued professional fees                               204                 174
Other                                                    11                 128
-------------------------------------------------------------------------------
                                                       $272                $376
===============================================================================



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Three Months Ended March 31, 2002 and 2001)

Overview

The operations of Dynacore were significantly affected by the sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the production operations of the Company. In addition, the financial data for the periods presented reflect the adoption of Fresh Start Accounting on December 18, 2000, the Effective Date of the approved Plan.

Since the confirmation of the Plan, the Company has been actively pursuing an acquisition of assets, property or business that may be beneficial to it and its stockholders. Although the Company has not entered into any proposals, arrangements or understandings with the owners of any business or company regarding the possibility of an acquisition by or merger transaction with the Company, the Company has received expressions of interest regarding such a possibility from several businesses. In addition, the Company has conducted preliminary due diligence in this regard and formal presentations were made to the Company's Board of Directors in connection with some of these businesses. However, to date, the Company's Board of Directors and/or executive management have concluded that the opportunities presented were not in the best interests of the Company and its shareholders, and therefore terminated any further discussions with these businesses. Currently, the Company is evaluating the possibility of entering into serious negotiations and due diligence with an additional company. Concurrently, the Company is continuing to pursue additional opportunities for an acquisition or merger transaction. However the Company can give no assurance that any such endeavor will be successful or profitable.

Patents and Trademarks

Dynacore owns certain patents, copyrights, trademarks and trade secrets in network technologies, which it considers valuable proprietary assets. In this regard, the Company, and the Dynacore PLT have been actively involved in not only maximizing such intellectual property through licensing and/or royalty arrangements but also, in protecting these assets from infringement by other parties.

In this regard, the Company and the PLT have retained the services of "intellectual property" Counsel, who meets regularly with the Company's executive management to discuss, among other things, the status of current, pending, and future patent litigation, certain patent infringement settlement proposals, and proposed patent royalty and license agreements.

Multi-speed Networking Patents

     During the quarter ended June 30, 2001, the Company and the Dynacore PLT, established pursuant to the PLT Agreement, by and among the Company and the PLT Trustees (as defined therein), dated December 18, 2000, filed suit in the Southern District of New York against U.S. Philips Corporation,
STMicroelectronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc., Civil Action No. 01-CV-5012
(LTS) (GWG); and Sony Electronics Inc., Nikon Inc., JVC Americas Corp., Adaptec, Inc., Smartdisk Corporation, Evergreen Technologies, Inc., Ads Technologies, Inc., Western Digital Corporation, Quadmation Incorporated, Lucent Technologies, Inc., and 3COM Corporation, Civil Action No. 01-CV-10978 (LTS) (GWG), for patent infringement regarding United States Patent No. 5,077,732. The suits allege that The Institute of Electrical and Electronic Engineers ("IEEE") standard for the computer and electronics industry known as 1394 utilizes technology that falls within the scope of the subject matter of the `732 Patent and that each defendant sells products that comply with the 1394 standard. Although this action was initially stayed, the stay has been vacated and the action is proceeding.

Any recovery by way of judgment or settlement will be received, net of expenses, by the Dynacore PLT. Dynacore Holdings Corporation holds 56.5% of the Dynacore PLT interests. The balance of the interests were distributed to former unsecured creditors and preferred shareholders of the Company when it emerged from bankruptcy proceedings in December 2000.

 As the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to network technology, the Company believed these patents covered most products introduced by various suppliers to the networking industry and dominated certain types of dual-speed technology on networking recently introduced by various industry leaders. Dynacore had asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

(1)      Datapoint  Corporation  v.  Standard  Micro-Systems,  Inc.  and
         Intel Corporation, No. C.V.-96-1685;
         ----------------------------------------------------------------------

     (2) Datapoint Corporation v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay Networks, Inc., Crosscom Corp. and Assante Technologies, Inc. No. CV 96 4534;
         -------------------------------------------------------------

     (3) Datapoint Corporation v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix, SVEC America Computer Corporation, and Nbase Communications, No. CV 96 6334; and
         -----------------------------

     (4) Datapoint  Corporation v. Standard  Microsystems Corp. and
         Intel Corp., No. CV-96-03819.
         -----------------------------------------------------------------------


These actions were consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued in April of 1998 adverse to Dynacore. The Company had filed two sets of objections to certain portions of this report. The objections were overruled. Both patents were submitted to the Patent Office for re-examination. After re-examination, the patents were approved and a certificate for both patents was issued. After this re-examination the action proceeded and the appeal was ultimately denied on February 15, 2002. Accordingly, these actions are now over.

The above actions represent the trust property which the Company transferred and assigned to the PLT pursuant to that certain PLT Agreement, by and among the Company and the PLT trustees. As previously mentioned, the Company has retained a 56.5% interest in the PLT.

Results of Operations

The following is a summary of the Company's sources of revenue:


                                 Quarter  Ended
  (In thousands)           03/31/02          03/31/01
                           --------          --------

   Sales:
    U.S.                          $--              $9
    Foreign                       --               --
                                                   --
                                  --                9
                                                    -

  Total revenue                   $--              $9
                                  ===              ==

For the three month period ended March 31, 2002, the Company reported a net loss of $1,460. For the same period, the Company reported an operating loss of $548.

Non-operating income (expense) for the three month period ended March 31, 2002, was approximately $76, and consisted of interest income of $8, imputed interest of $14, and a foreign currency transaction gain of $42, primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to the buyer of the Company's European operations in June 2000 at the time of the Sale. Also included was a gain of $12, for the three month period ended March 31, 2002, representing the equity in gain of a limited partnership.

Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS142") was applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill, which for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets. SFAS 142 requires the value of goodwill be assessed using market conditions, which principally requires reference to the Company's stock price. The Company has no subsidiaries or divisions that meet the definition of a "reporting unit" as set forth in SFAS142, therefore, the impairment test must be applied on a Company-wide basis. The stockholders' equity at the beginning of 2002 exceeded the market capitalization of the Company by $988, necessitating a noncash impairment charge of that amount. This charge has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the quarter ended March 31, 2002. Management does not believe, however, that this charge reflects actual economic impairment. Although not permitted under SFAS142, management views the reorganization value in excess of amounts allocable to identifiable assets as principally relating to the Company's German subsidiary, which at December 31, 2001 had accrued pension and post employment liabilities of $2,790. These pension and post employment liabilities are obligations of the Company's German subsidiary and are not obligations of the Parent Company, except possibly to the extent of certain earmarked assets amounting to $316 and of a percentage of certain future revenues, if any, earned in certain European countries.

For the three month period ended March 31, 2001, the Company reported a net loss of $379. For the same period, the Company reported an operating loss of $742, which included approximately $100 of severance expenses related to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Parent.

Non operating income for the three month period ended March 31, 2001, was approximately $363 and consisted of interest income of $181 and a foreign currency transaction gain of $182 primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to the buyer of the Company's European operations in June 2000 at the time of the Sale.

Financial Condition

During the first three months of 2002, the Company's cash and cash equivalents decreased approximately $688 thousand. This decrease was the result of the payment of the Company's current operating expenses for the first three months of 2002. Included in this amount were certain one-time or annual payments of Company obligations; therefore, this amount is not necessarily indicative of the Company's quarterly "run rate" for 2002.

As of March 31, 2002, the Company had cash and cash equivalents of approximately $1.9 million. In addition, the Company has approximately $605 thousand invested in a limited partnership as more fully described below. The Company believes that given its current and forecasted cash requirements for the remainder of 2002 of approximately $1.0 million to $1.3 million, its cash and its interest in the limited partnership, which are the Company's two major sources of liquidity, will be sufficient for the remainder of 2002. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and assumes payments under the existing executive employment agreements (see Item 11 Executive Compensation on Form 10K for the year ended December 31, 2001) and continuation of such salaries at current amounts after the expiration of such contracts on June 18, 2002. This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the PLT for court trial expenses, if any.

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher
B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. As of March 31, 2002, based upon the closing prices of the securities as of that date, the Partnership had approximately $1.2 million of assets and approximately $.1 million of liabilities for a net asset value of approximately $1.1 million. The Company's ownership interest in the Partnership approximated 56% and the Company's share of the Partnership's capital was approximately $0.6 million. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate share of the Partnership's gain for the quarters ended March 31, 2002 and 2001, of $12 and $0, respectively, is included in non-operating income/(expense) on the statement of operations. This investment is reflected as a short term investment as the Company has the right to liquidate this investment, as permitted by the Partnership agreement, prior to the end of the fourth quarter of 2002.

Restructuring Costs
(In thousands)

During the quarter and three months ended March 31, 2002, the Company did not incur any restructuring costs. For the three months ended March 31, 2001, the Company incurred restructuring costs of $100 for employee terminations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is contained on page 29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and is incorporated by reference to such annual report.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

See Item 3 of Registrant's Report on Form 10-K for the fiscal year ended December 31, 2001, for a description of certain legal proceedings heretofore reported.

The Company is a Plaintiff in a number of actions related to its patents and trademarks, which are more fully described in the Management's Discussion and Analysis overview section of this Form 10Q.

Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K that were filed during the quarter ended March 31, 2002.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DYNACORE HOLDINGS CORPORATION
                                                     (Registrant)






DATE:  May 13, 2002                               /s/ Phillip P. Krumb
                                                  -----------------------------
                                                  Phillip P. Krumb
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)