Form 10-Q
period 2002-06-30
DYNACORE HOLDINGS CORP
filed 2002-08-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X  ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
            Exchange Act Of 1934
            For the quarterly period ended June 30, 2002
                                             -------------

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


     As of June 30, 2002, 9,984,726 shares of Dynacore Holdings Corporation Common Stock were outstanding.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                         Page
                                                                        Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     June 30, 2002 and December 31, 2001                                  3

    Consolidated Statements of Operations -
     Quarter and Six Months Ended June 30, 2002 and 2001                  4

    Consolidated Statements of Cash Flows -
     Quarter and Six Months Ended June 30, 2002 and 2001                  5

    Notes to Consolidated Financial Statements                            6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9



Part II. Other Information

Item 1.  Legal Proceedings                                               13
Item 5.  Other Information                                               13
Item 6.  Exhibits and Reports on Form 8-K                                13


Signature                                                                14
---------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries

                                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                                                              June 30, 2002       Dec. 31, 2001
                                                                              -------------       -------------

Assets
Current assets:

   Cash and cash equivalents                                                      $2,050            $2,614
   Investment in limited partnership                                                   6               593
   Accounts receivable, net                                                          212               236
   Prepaid expenses and other current assets                                         135               216
   -------------------------------------------------------------------------------------------------------
   Total current assets                                                            2,403             3,659
Fixed assets, net                                                                     21                28
Other assets, net                                                                    473               458
Reorganization value in excess of amounts allocable to identifiable assets         1,944             2,932
----------------------------------------------------------------------------------------------------------
                                                                                  $4,841            $7,077
==========================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                  $49              $126
   Accrued expenses                                                                  302               376
----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         351               502

Accrued pension and post employment liabilities                                    3,154             2,790
Deferred federal income tax                                                          400               400
Other long term liabilities                                                           26                --

Stockholders' equity (deficit):
Common stock of $0.01 par value.  Shares authorized 30,000,000;
   shares issued  and outstanding 9,984,726 in 2002 and  2001.                       100               100
Paid in capital                                                                    7,389             7,389
Accumulated deficit                                                               (6,579)           (4,104)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                        910             3,385
----------------------------------------------------------------------------------------------------------
                                                                                  $4,841            $7,077
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries
(Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended               Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                          June 30, 2002       June 30, 2001    June 30, 2002   June 30, 2001
                                                          -------------       -------------    -------------   -------------
Revenue:
  Sales                                                              $--              $--               $--              $9
  Service and other                                                  --               --                --               --
  -------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                      --               --                --                9

Operating costs and expenses:
  Cost of sales                                                      --               --                --               --
  Selling, general and administrative                               408              899               840            1,550
  Patent Litigation Trust expenses                                  233               82               349               82
  Restructuring costs                                                --              110                --              210
-----------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                                641            1,091             1,189            1,842
-----------------------------------------------------------------------------------------------------------------------------------

  Operating loss                                                   (641)          (1,091)           (1,189)          (1,833)

Non-operating income (expense):
  Equity in loss of limited partnership                             (54)            (200)              (42)            (200)
  Other, net                                                       (319)             154              (255)             517
---------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                       (1,014)          (1,137)           (1,486)          (1,516)
Income tax                                                           --               --                --               --
-----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
  in accounting principle                                       $(1,014)         $(1,137)          $(1,486)         $(1,516)
===================================================================================================================================
Cumulative effect of change in accounting principle, net of tax      --               --              (988)              --

Net loss                                                        $(1,014)         $(1,137)           (2,474)         $(1,516)
============================================================================================================================

Basic and Diluted Loss  Per Common Share:
Before  cumulative effect of change in accounting principle   $(.10)              $(.11)            $(.15)           $(.15)
Cumulative effect of change in accounting principle                  --               --             (.10)               --
---------------------------------------------------------------------------------------------------------------------------
  Net loss per common share                                   $(.10)              $(.11)            $(.25)           $(.15)
===========================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                       9,984,726        10,000,000         9,984,276      10,000,000


See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Dynacore Holdings Corporation and Subsidiaries
   (Unaudited)

                                                                                             (In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                                ----------------------------
                                                                                 June 30, 2002   June 30, 2001
                                                                                 -------------   --------------


Cash flows from operating activities:
   Net loss                                                                      $(2,474)          $(1,516)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Cumulative effect of change in accounting principle                             988                --
     Depreciation and amortization                                                     7                64
     Reorganized value in excess of amounts allocable to
        identifiable assets:
               Amortization                                                           --               121
               Favorable settlement/unclaimed bankruptcy checks                       --               140
     Loss in equity of investee                                                       42               200
       Foreign currency (gains) losses related to German Pension Plan                334              (288)
   Changes in assets and liabilities:
     Decrease in prepaids                                                             81                --
     (Increase) decrease in receivables                                               24                29
     Decrease in accounts payable and accrued expenses                              (150)           (1,182)
     Other, net                                                                       39               158
     -----------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                      (1,109)           (2,274)

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                                 --                24
   Proceeds from limited partnership                                                 545                --
   Investment in limited partnership                                                  --            (1,500)
-----------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                               545            (1,476)

Net decrease in cash and cash equivalents                                           (564)           (3,750)
Cash and cash equivalents at beginning of period                                   2,614             7,304
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $2,050            $3,554
                                                                                  ======            ======

Cash payments for:
   Interest                                                                           $--               $--
   Income taxes, net                                                                  $--               $--

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

The results for the quarter and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.


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

As part of the Plan, Dynacore has committed to lend the PLT up to $1 million to pursue Dynacore's patent litigations. As of June 30, 2002, the amount of such loan is $611, of which $159 has been incurred, but not paid until the third quarter of 2002. The PLT is accounted for as a consolidated subsidiary of the Company. As such, the loan amount is eliminated in consolidation. For the quarter and six months ended June 30, 2002 and 2001, the PLT expenses of $233 and $349, $82 and $82, respectively, are included in the Company's Consolidated Statements of Operations. None of the PLT expenses have been allocated to the 43.5% minority interest because the minority interest has no obligation to fund cumulative losses of the PLT. Future income of the PLT, if any, will be allocated entirely to the Company until the loan and interest has been fully recovered. Please refer to "Footnote 9 - Subsequent Event" for additional information regarding the PLT ownership percentages.

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company prepared a consolidated pro forma balance sheet as of the Effective Date, on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated balance sheet at June 30, 2002, represents that of a successor company.

The Company estimated the fair value of the reorganized entity based upon the issuance of 10 million shares of new common stock at a value of $0.75 per share pursuant to the approved Plan. After the revaluation of the reorganized Company was completed, an intangible asset of $3.8 million reflecting the reorganization value in excess of identifiable assets was established in 2000, which was being amortized on a straight-line basis over 15 years. Subsequently, during the first quarter ended March 31, 2001, a favorable settlement of certain contested bankruptcy claims existing at the Fresh Start date resulted in a gain of $140. This gain of $140 was applied directly to the intangible asset. In addition, the Company obtained clarification of certain issues relating to its German subsidiary's obligations for the payment of disability benefits and related insurance coverage for former employees. As a result, management reversed a reserve of $350 that had been established at the December 18, 2000 fresh start date. This reduction of the estimated liability was applied directly to the intangible asset in the fourth quarter of 2001. Also during the fourth quarter of 2001, $135 representing unclaimed bankruptcy checks and common stock was likewise applied directly to the intangible asset. At December 31, 2001, the intangible asset was $3,150 less accumulated amortization of $218 resulting in a net balance of $2,932. The estimated $7,500 reorganization value of the Company exceeded the identifiable net assets primarily because of the pension and other post employment obligations of the Company's German subsidiary, which are not obligations of the parent Company except, in substance, to the extent of a percentage of certain future revenues, if any, earned in certain European countries.

Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS142") was applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill, which for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets. SFAS 142 requires the value of goodwill be assessed using market conditions, which principally requires reference to the Company's stock price. The Company has no subsidiaries or divisions that meet the definition of a "reporting unit" as set forth in SFAS 142, therefore, the impairment test must be applied on a Company-wide basis. The stockholders' equity at the beginning of 2002 exceeded the market capitalization of the Company by $988, necessitating a noncash impairment charge of that amount. This charge has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the quarter ended March 31, 2002 and the six months ended June 30, 2002.

3.       Liquidity

As of June 30, 2002, the Company had cash and cash equivalents of approximately $2.1 million. The Company believes that based upon its forecasted cash requirements for the next twelve months of approximately $1.2 million to $1.3 million, its cash will be sufficient for this period. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and reflects the expense savings described in "Footnote 9 - Subsequent Event."

This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the PLT for court trial expenses, if any.

4.  Investment in Limited Partnership

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher
B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. In May, 2002, the Partnership liquidated all of its security positions in this company. At the time of liquidation, the Company's ownership interest in the Partnership approximated 55% and the Company's share of the Partnership's capital was approximately $551 of which $545 was returned to the Company in June 2002. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate share of the Partnership's loss for the quarter and six months ended June 30, 2002 and 2001, was $54 and $42, and $200 and $200, respectively, and is included in non-operating income/(expense) on the statement of operations. The remaining investment of $6 is reflected as a short term investment as of June 30, 2002.

5.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.

6.   Non-operating Income (Expense)

                                                     Quarter  Ended                Six Months Ended

(In thousands)                               06/30/02          06/30/01         06/30/02          06/30/01
                                             --------          --------         --------          --------
Interest earned                                    $6               $53              $14              $234
Imputed interest                                   14                --               28
Equity in loss of  limited partnership            (54)             (200)             (42)             (200)
Foreign currency gains (losses)                  (339)              101             (297)              283
                                                 -----              ---             -----              ---
                                                $(373)             $(46)           $(297)             $317
                                                ======             =====           ======             ====

 7.  Accounts Receivable

The Company has a receivable from Vugate, Inc. ("Vugate") the buyer of its videoconferencing business (MINX). This receivable consists of a note with a remaining face value of $330 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $188, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. This carrying amount is net of a $72 impairment adjustment recorded in the fourth quarter of 2001. The Company calculates imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible. An additional $24 is receivable from other parties. The $24 is net of an allowance of $71 for claims billed to another party that are currently in dispute.


8.  Accrued Expenses


                                              June 30, 2002     Dec. 31, 2001
-----------------------------------------------------------------------------
Salaries,  commissions, and other benefits              $60               $74
Accrued professional fees                               232               174
Other                                                    10               128
-----------------------------------------------------------------------------
                                                       $302              $376
=============================================================================

9.  Subsequent Event

In an effort to conserve cash, in August 2002, the three senior officers of the Company, Asher B. Edelman, Gerald N. Agranoff and Philip P. Krumb agreed to receive certificates of beneficial interest in the Dynacore Patent Litigation Trust (the "PLT") owned by the Company in lieu of salary compensation for their services through December 18, 2002. As a result, the Company transferred 1,049,905 PLT certificates to the three senior officers. The cash savings will total $210. In addition, the Company's four (4) non-employee directors agreed to receive 150,000 PLT certificates in lieu of their quarterly director fees through the end of the current calendar year. The cash savings will total $30.

The value of the PLT certificates was established at $0.20 (20 cents) per certificate by the Compensation Committee of the Company's Board of Directors by considering recent sales and through negotiation with the senior officers.

After distribution of the certificates to the officers and directors as described above, the Company's ownership in the Patent Litigation Trust is approximately 44.5%.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Quarter and Six Months Ended June 30, 2002 and
2001)

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

Any recovery by way of judgment or settlement will be received, net of expenses, by the Dynacore PLT. As of June 30, 2002, Dynacore Holdings Corporation held 56.5% of the Dynacore PLT interests. The balance of the interests were distributed to former unsecured creditors and preferred shareholders of the Company when it emerged from bankruptcy proceedings in December 2000. Please refer to "Footnote 9 - Subsequent Event" for additional information regarding the PLT ownership percentages.

 As the owner of United States Patent Nos. 5,008,879 and 5,077,732 related to network technology, the Company believed these patents covered most products introduced by various suppliers to the networking industry and dominated certain types of dual-speed technology on networking recently introduced by various industry leaders. Dynacore had asserted one or both of these patents in the United States District Court for the Eastern District of New York against a number of parties:

(1) Datapoint Corporation v. Standard Micro-Systems, Inc. and Intel Corporation, No. C.V.-96-1685;
         ----------------------------------------------------------------------

     (2) Datapoint Corporation v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay Networks, Inc., Crosscom Corp. and Assante Technologies, Inc.
         No. CV 96 4534;
         -------------------------------------------------------------

     (3) Datapoint Corporation v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix, SVEC America Computer Corporation, and Nbase Communications, No. CV 96 6334; and
          --------------------------------------------------------------------

     (4) Datapoint  Corporation v. Standard  Microsystems Corp. and
         Intel Corp., No. CV-96-03819.
         ----------------------------------------------------------------------

These actions were consolidated for discovery, and for purposes of claim construction. On January 20, 1998, a hearing commenced in the United States District Court that concluded on January 23, 1998 during which claim construction was submitted to a Special Master. The Special Master's report was issued in April of 1998 adverse to Dynacore. The Company had filed two sets of objections to certain portions of this report. The objections were overruled. Both patents were submitted to the Patent Office for re-examination. After re-examination, the patents were approved and a certificate for both patents was issued. After this re-examination the action proceeded and the appeal was ultimately denied on February 15, 2002. Accordingly, these actions listed (1) through (4) above are now over.

The above actions (those listed (1) through (4) above and the actions described in the first paragraph) represent the trust property which the Company transferred and assigned to the PLT pursuant to that certain PLT Agreement, by and among the Company and the PLT trustees.

Results of Operations

The following is a summary of the Company's sources of revenue:


                             Quarter  Ended               Six Months Ended
  (In thousands)       06/30/02     06/30/01         06/30/02     06/30/01
                       --------     --------         --------     --------

   Sales:
    U.S.                      $--         $--               $--         $9
    Foreign                   --          --                --          --
                                          --                            --
                              --          --                --           9
                                                                         -

  Total revenue               $--         $--               $--         $9
                              ===         ===               ===         ==

For the quarter and six month period ended June 30, 2002, the Company reported a net loss of $1,014 and $2,474, respectively. For the same periods, the Company reported an operating loss of $641 and $1,189, respectively.

Non-operating income (expense) for the quarter and six month period ended June 30, 2002, was approximately $(373) and $(297), respectively, and consisted of interest income of $6 and $14, respectively, imputed interest of $14 and $28, respectively, offset by foreign currency transaction losses of $339 and $297, respectively, primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to the buyer of the Company's European operations in June 2000 at the time of the Sale. Also included was a loss of $54 and $42, respectively, for the quarter and six month period ended June 30, 2002, representing the equity in loss of a limited partnership.

Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS142") was applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill, which for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets. SFAS 142 requires the value of goodwill be assessed using market conditions, which principally requires reference to the Company's stock price. The Company has no subsidiaries or divisions that meet the definition of a "reporting unit" as set forth in SFAS 142, therefore, the impairment test must be applied on a Company-wide basis. The stockholders' equity at the beginning of 2002 exceeded the market capitalization of the Company by $988, necessitating a noncash impairment charge of that amount. This charge has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the quarter ended March 31, 2002 and the six months ended June 30, 2002. Management does not believe, however, that this charge reflects actual economic impairment. Although not permitted under SFAS 142, management views the reorganization value in excess of amounts allocable to identifiable assets as principally relating to the Company's German subsidiary, which at December 31, 2001 had accrued pension and post employment liabilities of $2,790. These pension and post employment liabilities are obligations of the Company's German subsidiary and are not obligations of the Parent Company, except possibly to the extent of certain earmarked assets amounting to $316 and of a percentage of certain future revenues, if any, earned in certain European countries.

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


Non operating income/(loss) for the quarter and six month period ended June 30, 2001, was approximately $(46) and $317, respectively, and consisted of interest income of $53 and $234, respectively, and foreign currency transaction gains of $101 and $283, respectively, primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to DNL at the time of the Sale. Also included was a loss of $200, for the quarter and six months ended June 30, 2001, representing the equity in loss of a limited partnership.

Financial Condition

During the first six months of 2002, the Company's cash and cash equivalents decreased approximately $564 thousand. The decrease was the result of the payment of the Company's current operating expenses for the first six months of 2002, including approximately $268 which was paid on behalf of the PLT. Also, included in this amount were certain one-time or annual payments of Company obligations; therefore, this amount is not necessarily indicative of the Company's quarterly "run rate" for 2002.

As of June 30, 2002, the Company had cash and cash equivalents of approximately $2.1 million. The Company believes that based upon its forecasted cash requirements for the next twelve months of approximately $1.2 million to $1.3 million, its cash will be sufficient for this period. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and reflects the expense savings described in "Footnote 9 - Subsequent Event".

This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the PLT for court trial expenses, if any.

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher
B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. In May, 2002, the Partnership liquidated all of its security positions in this company. At the time of liquidation, the Company's ownership interest in the Partnership approximated 55% and the Company's share of the Partnership's capital was approximately $551 of which $545 was returned to the Company in June 2002. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate share of the Partnership's loss for the quarter and six months ended June 30, 2002 and 2001, was $54 and $42, and $200 and $200, respectively, and is included in non-operating income/(expense) on the statement of operations. The remaining investment of $6 is reflected as a short term investment as of June 30, 2002.

Restructuring Costs
(In thousands)

During the quarter and six months ended June 30, 2002, the Company did not incur any restructuring costs. During the quarter and six months ended June 30, 2001, the Company incurred restructuring costs for employee termination costs of $110 and $210, respectively. These costs related primarily to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Company during the quarter ended March 31, 2001 and four employees of the Company during the quarter ended June 30, 2001. Of such four former employees, three still provide services on an as needed basis to the Company. At June 30, 2001, accrued but unpaid restructuring costs were approximately $28.

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

Item 5.  Other Information

Asher B. Edelman and Phillip P. Krumb, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K that were filed during the quarter ended June 30, 2002.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DYNACORE HOLDINGS CORPORATION
                                                  (Registrant)






DATE:  August 14, 2002                   /s/ Phillip P. Krumb

                                         Phillip P. Krumb
                                         Chief Financial Officer
                                         (Chief Accounting Officer)