Form 10-Q
period 2002-09-30
DYNACORE HOLDINGS CORP
filed 2002-11-13
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X  ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
            Exchange Act Of 1934
            For the quarterly period ended September 30, 2002
                                             ------------------

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


     As of September 30, 2002, 9,984,726 shares of Dynacore Holdings Corporation Common Stock were outstanding.

                 DYNACORE HOLDINGS CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                         Page
                                                                        Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     September 30, 2002 and December 31, 2001                                 3

    Consolidated Statements of Operations -
     Quarter and Nine Months Ended September 30, 2002 and 2001                4

    Consolidated Statements of Cash Flows -
     Quarter and Nine Months Ended September 30, 2002 and 2001                5

    Notes to Consolidated Financial Statements                                6


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14



Part II. Other Information

Item 1.  Legal Proceedings                                                   15
Item 5.  Other Information                                                   15
Item 6.  Exhibits and Reports on Form 8-K                                    15


Signature                                                                    16


Certifications                                                               17

                                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
Dynacore Holdings Corporation and Subsidiaries

                                                                           (In thousands, except share data)
------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                                                              Sept. 30, 2002      Dec. 31, 2001
                                                                              --------------      -------------

Assets
Current assets:
   Cash and cash equivalents                                                      $1,754            $2,614
   Investment in limited partnership                                                   6               593
   Accounts receivable, net                                                          169               236
   Prepaid expenses and other current assets                                          84               216
   -------------------------------------------------------------------------------------------------------
   Total current assets                                                            2,013             3,659
Fixed assets, net                                                                     18                28
Investment in and advances to the Patent Litigation Trust                              6                --
Other assets, net                                                                    109               458
Reorganization value in excess of amounts allocable to identifiable assets         1,944             2,932
----------------------------------------------------------------------------------------------------------
                                                                                  $4,090            $7,077
==========================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                  $11              $126
   Accrued expenses                                                                  306               376
----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         317               502

Accrued pension and post employment liabilities                                    3,147             2,790
Deferred federal income tax                                                          400               400
Other long term liabilities                                                           31                --

Stockholders' equity (deficit):
Common stock of $0.01 par value.  Shares authorized 30,000,000;
   shares issued  and outstanding 9,984,726 in 2002 and  2001.                       100               100
Paid in capital                                                                    7,389             7,389
Accumulated deficit                                                               (7,294)           (4,104)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                        195             3,385
----------------------------------------------------------------------------------------------------------
                                                                                  $4,090            $7,077
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
Dynacore Holdings Corporation and Subsidiaries
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended               Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                          Sept. 30, 2002     Sept. 30, 2001   Sept. 30, 2002  Sept. 30, 2001
                                                          --------------     --------------   --------------  --------------
Revenue:
  Sales                                                              $--              $--               $--              $9
  Service and other                                                  --               --                --               --
  -------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                      --               --                --                9

Operating costs and expenses:
  Cost of sales                                                      --               --                --               --
  Selling, general and administrative                               270              547             1,110            2,098
  Impairment of Datapoint assets                                    349               --               349               --
  Patent Litigation Trust expenses                                   --               49               349              131
  Restructuring costs                                                --               --                --              210
--------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                                619              596             1,808            2,439
--------------------------------------------------------------------------------------------------------------------------

  Operating loss                                                   (619)            (596)           (1,808)          (2,430)

Non-operating income (expense):
  Equity in loss of limited partnership                              --             (602)              (42)            (802)
  Equity in loss of Patent Litigation Trust                        (164)              --              (164)              --
  Other, net                                                         67             (156)             (188)             361
---------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                         (716)          (1,354)           (2,202)          (2,871)
Income tax                                                           --               --                --               --
--------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
  in accounting principle                                         $(716)         $(1,354)          $(2,202)         $(2,871)
==========================================================================================================================
Cumulative effect of change in accounting principle, net of tax      --               --              (988)              --

Net loss                                                          $(716)         $(1,354)           (3,190)         $(2,871)
============================================================================================================================

Basic and Diluted Loss  Per Common Share:
Before  cumulative effect of change in accounting principle       $(.07)           $(.14)            $(.22)           $(.29)
Cumulative effect of change in accounting principle                  --               --              (.10)              --
---------------------------------------------------------------------------------------------------------------------------
  Net loss per common share                                       $(.07)           $(.14)            $(.32)           $(.29)
===========================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                       9,984,726        10,000,000         9,984,726      10,000,000

See accompanying Notes to Consolidated Financial Statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Dynacore Holdings Corporation and Subsidiaries
   (Unaudited)

                                                                                             (In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
                                                                                ----------------------------
                                                                                 Sept. 30, 2002  Sept. 30, 2001
                                                                                 --------------  ---------------


Cash flows from operating activities:
   Net loss                                                                      $(3,190)          $(2,871)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Cumulative effect of change in accounting principle                             988                --
     Depreciation and amortization                                                    10               114
     Reorganized value in excess of amounts allocable to
        identifiable assets:
               Amortization                                                           --               182
               Favorable settlement/unclaimed bankruptcy checks                       --               140
     Equity in loss of  Patent Litigation Trust, net of $18 interest earned          146                --
     Equity in loss of a limited partnership                                          42               802
       Foreign currency (gains) losses related to German Pension Plan                372                --
     Bad debt expense                                                                349                --
   Changes in assets and liabilities:
     Decrease in prepaids                                                            126                --
     (Increase) decrease in receivables                                               67               (58)
     Decrease in accounts payable and accrued expenses                              (360)           (1,420)
     Other, net                                                                       16               102
     -----------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                      (1,434)           (3,009)

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                                 --                24
   Distributions from PLT                                                             50                --
   Advances to Patent Litigation Trust                                               (21)               --
   Proceeds from limited partnership                                                 545                --
   Investment in limited partnership                                                  --            (1,500)
-----------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                               574            (1,476)

Net decrease in cash and cash equivalents                                           (860)           (4,485)
Cash and cash equivalents at beginning of period                                   2,614             7,304
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $1,754            $2,819
                                                                                  ======            ======

Cash payments for:
   Interest                                                                           $--               $--
   Income taxes, net                                                                  $--               $--

Noncash investment and financing activity
    During the nine months ended September 30, 2002, the Patent Litigation Trust incurred accounts payable and accrued expenses of $175 that the Company is obligated to fund. This amount has been included in the Company's accounts payable and accrued expenses.

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

The results for the quarter and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.


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

On the Effective Date, all of the then existing debt and equity in Dynacore was cancelled and 10 million shares of new common stock, as well as 10 million beneficial interests, representing interests in the Dynacore Patent Litigation Trust (the "PLT"), formed to pursue Dynacore's patent litigations, were issued. Due to the cancellation of unclaimed beneficial interests, as of September 30, 2002, 9,977,690 beneficial interests were outstanding.

As part of the Plan, Dynacore has committed to lend the PLT up to $1 million to pursue Dynacore's patent litigations as more fully described in Footnote 4.

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company prepared a consolidated pro forma balance sheet as of the Effective Date, on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated balance sheet at September 30, 2002, represents that of a successor company.

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

Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS142") was applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill, which for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets. SFAS 142 requires the value of goodwill be assessed using market conditions, which principally requires reference to the Company's stock price. The Company has no subsidiaries or divisions that meet the definition of a "reporting unit" as set forth in SFAS 142, therefore, the impairment test must be applied on a Company-wide basis. The stockholders' equity at the beginning of 2002 exceeded the market capitalization of the Company by $988, necessitating a noncash impairment charge of that amount. This charge has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the quarter ended March 31, 2002 and the nine months ended September 30, 2002.


3.       Liquidity

As of September 30, 2002, the Company had cash and cash equivalents of approximately $1.8 million. The Company believes that based upon its forecasted cash requirements for the next twelve months of approximately $1.2 million to $1.3 million, its cash will be sufficient for this period. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and reflects the expense savings described in "Footnote 10 - Officers and Directors Remuneration."

This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the PLT in excess of Dynacore's $1 million loan commitment for court trial expenses, if any.


4.  Patent Litigation Trust Advances

As part of the Plan, (see Footnote 2) Dynacore has committed to advance the PLT up to $1 million to pursue Dynacore's patent litigations. As shown in the table below, as of September 30, 2002, the amount of such advances are $637. As of that date interest of $46 has accrued on these advances for a total receivable from the PLT, net of a $50 settlement received by the PLT and distributed to Dynacore, of $633. Excluded from this receivable is $175 of incurred, yet unpaid expenses, the payment of which will have to be funded in the fourth quarter of 2002 by Dynacore through additional advances under the loan. Prior to the third quarter of 2002, the PLT was accounted for as a consolidated subsidiary of the Company. As such, the loan amount was eliminated in consolidation. However, beginning in the third quarter of 2002, when the Company's beneficial interest fell below 50%, the PLT has been accounted for as an equity method investee. The loan amount is recorded as part of the combined line item "investment in and advances to the PLT" which also includes Dynacore's approximately 44.5% interest in the PLT's beneficial interests which has a recorded amount of zero. From inception at December 19, 2000 through September 30, 2002, the PLT has had a cumulative net loss of $802. As none of the PLT expenses have been allocated to the other holders of beneficial interests in the trust because those interests have no obligation to fund cumulative losses of the PLT, this loss has been allocated entirely to Dynacore. In addition, this cumulative net loss of $802 has been, as shown in the table below, reflected in Dynacore's financial statements, such that $28 of interest income was eliminated in consolidation by Dynacore, $599 has been recorded as a reduction of the carrying amount of the loan to $6 and the remaining $175 has been recorded as a liability by Dynacore and included in accounts payable as Dynacore has incurred an obligation to make additional advances of this amount. Future income of the PLT, if any, will be allocated entirely to the Company until the loan and interest has been fully recovered.

As of  September 30, 2002

Total advances to PLT                                         $637
Cumulative accrued interest                                     46
Settlement received by PLT and distributed to Dynacore         (50)
                                                               ----
Amount receivable from PLT                                     633
Expenses incurred by PLT to be paid by additional
  Dynacore advances                                            175
                                                               ---
Cumulative investment in and advances to PLT                           $808

Cumulative losses of PLT, all allocated to Dynacore:
Intercompany interest eliminated in consolidation by
  Dynacore                                                      28
Losses recorded by Dynacore against the amounts
  receivable from PLT                                          599
Additional Dynacore obligation to fund loss of PLT             175
                                                               ---
Cumulative losses of PLT                                                802
                                                                        ---

Net investment in and advances to PLT                                 $   6
                                                                      =====

Please refer to "Footnote 10 - Officers and Directors Remuneration" for additional information regarding the PLT ownership percentages.

5.  Investment in Limited Partnership

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher
B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. In May, 2002, the Partnership liquidated all of its security positions in this company. At the time of liquidation, the Company's ownership interest in the Partnership approximated 55% and the Company's share of the Partnership's capital was approximately $551 of which $545 was returned to the Company in June 2002. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate share of the Partnership's loss for the quarter and nine months ended September 30, 2002 and 2001, was $0 and $42, and $602 and $802, respectively, and is included in non-operating income/(expense) on the statement of operations. The remaining investment of $6 is reflected as a short term investment as of September 30, 2002.

6.  Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.

7.   Non-operating Income (Expense)

                                                    Quarter  Ended                 Nine   Months
                                                    --------------               ----------------
Ended

(In thousands)                               09/30/02          09/30/01         09/30/02          09/30/01
                                             --------          --------         --------          --------
Interest earned                                   $24               $45              $38              $279
Imputed interest                                   15                --               43                --
Equity in loss of  limited partnership             --              (602)             (42)             (802)
Equity in loss of Patent Litigation Trust        (164)               --             (164)               --
Foreign currency gains (losses)                    28              (201)            (269)               82
                                                   --              =====            -----               --
                                                 $(97)            $(758)           $(394)            $(441)
                                                 =====            ======           ======            ======

 8.  Accounts Receivable

The Company has a receivable from Vugate, Inc. ("Vugate") the buyer of its videoconferencing business (MINX). This receivable consists of a note with a remaining face value of $300 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $165, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. This carrying amount is net of a $72 impairment adjustment recorded in the fourth quarter of 2001. The Company calculates imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible.

On September 23, 2002, Datapoint Newco 1 Limited ("DNL"), with whom the Company has a royalty licensing arrangement, convened a meeting of its creditors to pass a resolution for the voluntary winding-up of DNL. At the time of such meeting, the Company had a royalty receivable from DNL of approximately $16, which was net of an allowance of $71 for a billing dispute. Upon notification of the pending liquidation of DNL, the Company, which expects to realize little, if any, recovery from the liquidation proceedings, established an allowance for the entire amount of the receivable.

In addition, included in the Company's long term assets was approximately $333 representing the present value of the expected royalty payments through the termination of the licensing arrangement. During the quarter ended September 30, 2002, an impairment adjustment for the full $333 was recorded as a result of the pending liquidation.

An additional $4 is receivable from other parties.

9.  Accrued Expenses


                                              Sept. 30, 2002      Dec. 31, 2001
--------------------------------------------------------------------------------
Salaries,  commissions, and other benefits          $46                 $74
Accrued professional fees                            73                 174
Accrued Patent Litigation Trust expenses
   to be funded by Dynacore                         175                  --
Other                                                12                 128
---------------------------------------------------------------------------
                                                   $306                $376
===========================================================================


10.  Officers and Directors Remuneration

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

The value of the PLT certificates was established at $0.20 (20 cents) per certificate by the Compensation Committee of the Company's Board of Directors by considering recent sales and through negotiation with the senior officers. However, as there is presently a very limited trading market for these beneficial interests, the market value is not readily available. Therefore, the Company has not recorded any entries in its financial statements to reflect this transaction.

After distribution of the certificates to the officers and directors as described above, the Company's ownership in the Patent Litigation Trust is approximately 44.5%. As a result of this reduction in the Company's ownership interest, the Company's interest is recorded on the equity method of accounting, rather than being consolidated as it had been the case previously.

11.  German Pension Plan

As part of the sale of the Company's European Operations (the "Sale") to Datapoint Newco 1 Limited ("DNL") in June, 2000, the Company's German subsidiary assumed the liability for the pension, including disability, benefits for all German employees who did not transfer to DNL. Presently, the German subsidiary has no revenue or cash inflow stream and is not expected to derive any significant amounts of revenue or cash inflows in the foreseeable future. While the pension liability of $3.1 million has been reflected in the Company's consolidated financial statements, this obligation remains with the German subsidiary. The Parent has however entered into an exclusive distribution agreement with the subsidiary affording the German subsidiary contractual distribution rights for future products of or services by the Company, if any, in one Eastern and three Western European countries.

While the pension obligation remains with the German subsidiary, subsequent to the Sale, the monthly pension payments have been funded from amounts received pursuant to a royalty licensing arrangement with DNL. Given the pending liquidation of DNL, as more fully described in Footnote 8 "Accounts Receivable", the Company was unable to make the September, 2002 pension payment and is unlikely to be able to continue to make future pension payments. Subsequent to September 30, 2002, the Company has engaged German Counsel for advice in this matter, which may include initiating insolvency and/or liquidation procedures for the German subsidiary. While the ultimate outcome of such actions is unknown at this time, the Company does not believe that any such actions will have a material impact upon the Company's cash resources.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (For the Quarter and Nine Months Ended September 30, 2002 and 2001)

Overview

The operations of Dynacore were significantly affected by the sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the production operations of the Company. In addition, the financial data for the periods presented reflect the adoption of Fresh Start Accounting on December 18, 2000, the Effective Date of the approved Plan.

Since the confirmation of the Plan, the Company has been actively pursuing an acquisition of assets, property or business that may be beneficial to it and its stockholders. Although the Company has not entered into any proposals, arrangements or understandings with the owners of any business or company regarding the possibility of an acquisition by or merger transaction with the Company, the Company has received expressions of interest regarding such a possibility from several businesses. In addition, the Company has conducted preliminary due diligence in this regard and formal presentations were made to the Company's Board of Directors in connection with some of these businesses. However, to date, the Company's Board of Directors and/or executive management have concluded that the opportunities presented were not in the best interests of the Company and its shareholders, and therefore terminated any further discussions with these businesses. Currently, the Company is continuing to pursue additional opportunities for an acquisition or merger transaction. However the Company can give no assurance that any such endeavor will be successful or profitable.

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

As the owner of United States Patent Nos. 5,008,879 and 5,077,732 (the "'732 Patent") related to network technology, Dynacore believed these patents covered most products introduced by various suppliers to the networking industry and dominated certain types of dual-speed technology on networking recently introduced by various industry leaders. The actions described below represent the Trust property which Dynacore transferred and assigned to the Trust pursuant to the Trust Agreement.

On June 6, 2001 and November 30, 2001, respectively, Dynacore and the Trust filed the following suits in the Southern District of New York for infringement of the '732 Patent.

     1. Dynacore Patent Litigation Trust v. U.S. Philips Corporation, STMicroelectronics, Inc., Compaq Computer Corporation, Hewlett-Packard Corporation, Epson America, Inc., Fujitsu America, Inc., Matsushita Electric Corporation of America, Texas Instruments Incorporated, Eastman Kodak Company, Dell Computer Corporation, Dell Marketing Corporation, Gateway, Inc., Motorola, Inc., Apple Computer, Inc., and NEC Computers, Inc., Civil Action No. 01-CV-5012
(LTS) (GWG).


     2. Dynacore Patent Litigation Trust v. Sony Electronics, Inc., Nikon, Inc., JVC Americas Corp., Adaptec, Inc., Smartdisk Corporation, Evergreen Technologies, Inc., Ads Technologies, Inc., Western Digital Corporation, Quadmation Incorporated, Lucent Technologies, Inc., and 3COM Corporation, Civil Action No. 01-CV-10978 (LTS) (GWG)

The suits allege that The Institute of Electrical and Electronic Engineers ("IEEE") standard for the computer and electronics industry known as 1394 utilizes technology that falls within the scope of the subject matter of the `732 Patent and that each defendant sells products that comply with the 1394 standard. Although these actions were initially stayed, the stay has been vacated and the action is proceeding.

On August 19, 2002, the Dynacore Patent Litigation Trust, of which Dynacore Holdings Corporation owns approximately 44.5 %, settled its patent infringement lawsuit against Motorola, Inc. The financial aspects of the settlement remain confidential pursuant to the terms of the settlement agreement.

The remaining suits are in their discovery phase.

Dynacore also had asserted one or both of its patents in the United States District Court for the Eastern District of New York against a number of parties:

     1.  Datapoint  Corporation  v.  Standard  Micro-Systems,   Inc.  and  Intel
Corporation, No. CV-96-1685.


     2. Datapoint Corporation v. Cisco Systems, Plaintree Systems Corp., Accton Technologies Corp., Cabletron Systems, Inc., Bay Networks, Inc., Crosscom Corp. and Assante Technologies, No. CV-96-4534.

     3. Datapoint Corporation v. Dayna Communications, Inc., Sun Microsystems, Inc., Adaptec, Inc. International Business Machines Corp., Lantronix, SVEC America Computer Corporation and Nbase Communications, No. CV-96-6334.

     4. Datapoint Corporation v. Standard Microsystems Corp. and Intel Corp., No. CV-96-03819.


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

The above actions (those listed (1) through (4) above and the actions described in the first paragraph) represent the trust property which Dynacore transferred and assigned to the Trust pursuant to that certain Trust Agreement, by and among Dynacore and the trustees.

Subsequent to the quarter ended September 30, 2002, on October 1, 2002, the Dynacore Patent Litigation Trust (the "PLT"), of which the Company owns approximately 44.5%, filed a General Form For Registration of Securities (Form
10) with the Securities and Exchange Commission to register the 10 million beneficial interests of the PLT. The Company expects the Registration will be effective on December 1, 2002.

Results of Operations

The following is a summary of the Company's sources of revenue:


                            Quarter Ended                   Nine Months Ended
  (In thousands)     09/30/02        09/30/01         09/30/02        09/30/01
                     --------        --------         --------        --------

   Sales:
    U.S.                 $--            $--               $--            $9
    Foreign              --             --                --             --
                                        --                               --
                         --             --                --              9
                                                                          -

Other: --                --             --                --
                         --                               --

  Total revenue          $--            $--               $--            $9
                         ===            ===               ===            ==

For the quarter and nine month period ended September 30, 2002, the Company reported a net loss of $716 and $3,190, respectively. For the same periods, the Company reported an operating loss of $619 and $1,808, respectively.

Non-operating income (expense) for the quarter and nine month period ended September 30, 2002, was approximately $(97) and $(394), respectively, and consisted of interest income of $24 and $38, respectively, imputed interest of $15 and $43, respectively, and foreign currency transaction gains/(losses) of $28 and $(269), respectively, primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to the buyer of the Company's European operations in June 2000 at the time of the Sale. Also included was a loss of $0 and $42, respectively, for the quarter and nine month period ended September 30, 2002, representing the equity in loss of a limited partnership. Additionally, a loss of $164 for both the quarter and nine months ended September 30, 2002, respectively, was included representing the equity in loss of a patent litigation trust.

Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS142") was applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill, which for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets. SFAS 142 requires the value of goodwill be assessed using market conditions, which principally requires reference to the Company's stock price. The Company has no subsidiaries or divisions that meet the definition of a "reporting unit" as set forth in SFAS 142, therefore, the impairment test must be applied on a Company-wide basis. The stockholders' equity at the beginning of 2002 exceeded the market capitalization of the Company by $988, necessitating a noncash impairment charge of that amount. This charge has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the quarter ended March 31, 2002 and the nine months ended September 30, 2002. Management does not believe, however, that this charge reflects actual economic impairment. Although not permitted under SFAS 142, management views the reorganization value in excess of amounts allocable to identifiable assets as principally relating to the Company's German subsidiary, which at December 31, 2001 had accrued pension and post employment liabilities of $2,790. These pension and post employment liabilities are obligations of the Company's German subsidiary and are not obligations of the Parent Company, except possibly to the extent of certain earmarked assets amounting to $316 and of a percentage of certain future revenues, if any, earned in certain European countries.

For the quarter and nine month period ended September 30, 2001, the Company reported a net loss of $1,354 and $2,871, respectively. For the same periods, the Company reported an operating loss of $596 and $2,430, respectively, which included approximately $0, and $210, respectively of severance expenses related to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Company during the quarter ended March 31, 2001 and four employees of the Company during the quarter ended June 30, 2001.

Non operating expense for the quarter and nine month period ended September 30, 2001, was approximately $758 and $441, respectively, and consisted of interest income of $45 and $279, respectively, and a foreign currency transaction gain/(loss) of $(201) and $82, respectively, primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary who did not transfer to DNL at the time of the Sale. Also included was a loss of $602 and $802 for the quarter and nine months ended Septemer 30, 2001, respectively, representing the equity in loss of a limited partnership.

Financial Condition

During the first nine months of 2002, the Company's cash and cash equivalents decreased approximately $860. The decrease was the result of the payment of the Company's current operating expenses for the first nine months of 2002, including approximately $441 which was paid on behalf of the PLT. Also, included in this amount were certain one-time or annual payments of Company obligations; therefore, this amount is not necessarily indicative of the Company's quarterly "run rate" for 2002.

As of September 30, 2002, the Company had cash and cash equivalents of approximately $1.8 million. The Company believes that based upon its forecasted cash requirements for the next twelve months of approximately $1.2 million to $1.3 million, its cash will be sufficient for this period. This forecast assumes the continuation of the selling, general and administrative expenses of the type referenced in the income statement and reflects the expense savings described in "Footnote 10 - Officers and Directors Remuneration".

This forecast also does not include the impact of any merger or acquisition transaction, if any, does not include any net cash proceeds that may be received from the patent management activities, if any, and does not include any additional legal costs required by the PLT in excess of Dynacore's $1 million loan commitment for court trial expenses, if any.

On May 1, 2001, the Company, with the approval of its Board of Directors, agreed to become a Limited Partner of a partnership (the "Partnership"), of which Asher
B. Edelman & Associates, LLC ("Edelman & Associates") is the General Partner for an initial investment of $1.5 million. Edelman & Associates is an entity controlled by Asher B. Edelman, who is Dynacore's Chairman of the Board and Chief Executive Officer and of which Gerald N. Agranoff, Dynacore's Vice Chairman of the Board, Chief Operating Officer and Acting President, is a member. The primary purpose of the Partnership is to acquire by open market purchase, privately negotiated purchase or otherwise, securities of a specific publicly traded company in the natural resource industry. Edelman & Associates has expressly waived all management and incentive fees associated with the Company's investment which would ordinarily be payable by an investor in this Partnership. In May, 2002, the Partnership liquidated all of its security positions in this company. At the time of liquidation, the Company's ownership interest in the Partnership approximated 55% and the Company's share of the Partnership's capital was approximately $551 of which $545 was returned to the Company in June 2002. As an investment partnership, the Partnership accounts for its investments in the publicly traded securities at fair value. Changes in the fair value of the Partnership's securities are reflected in the partnership's net income for the period. The Company carries its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the earnings and losses of the Partnership is included in the determination of the Company's net income. The Company's approximate share of the Partnership's loss for the quarter and nine months ended September 30, 2002 and 2001, was $0 and $42, and $602 and $802, respectively, and is included in non-operating income/(expense) on the statement of operations. The remaining investment of $6 is reflected as a short term investment as of September 30, 2002.

Restructuring Costs
(In thousands)

During the quarter and nine months ended September 30, 2002, the Company did not incur any restructuring costs. During the quarter and nine months ended September 30, 2001, the Company incurred restructuring costs for employee termination costs of $0 and $210, respectively. These costs related primarily to the termination of seven employees of the Company's Corebyte subsidiary and one employee of the Company during the quarter ended March 31, 2001 and four employees of the Company during the quarter ended June 30, 2001. At September 30, 2001, accrued but unpaid restructuring costs were approximately $28.

Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan.

     Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, availability of products, changes in competition, economic conditions, new product development, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is contained on page 29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and is incorporated by reference to such annual report.

Item 4.  Controls and Procedures

     (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6.  Exhibits and Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarter ended September 30, 2002. One Form 8-K was filed on August 12, 2002 regarding the officers and directors remuneration (see Footnote 10). The other Form 8-K was filed on September 11, 2002 regarding the settlement of a patent infringement lawsuit against Motorola, Inc.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           DYNACORE HOLDINGS CORPORATION
                                                   (Registrant)






DATE:  November 13, 2002                     /s/ Phillip P. Krumb
                                             -------------------------------
                                                Phillip P. Krumb
                                                Chief Financial Officer
                                                (Chief Accounting Officer)

                                 CERTIFICATIONS



     I,  Asher  B.  Edelman,   Chief  Executive  Officer  of  Dynacore  Holdings
Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dynacore Holdings Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                          /s/ Asher B. Edelman
                                                  -------------------------
                                                      Asher B. Edelman
                                                      Chief Executive Officer

     I,  Phillip  P.  Krumb,   Chief  Financial  Officer  of  Dynacore  Holdings
Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dynacore Holdings Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                         /s/ Phillip P. Krumb
                                                --------------------
                                                    Phillip P. Krumb
                                                   Chief Financial Officer