Form 10-K
period 2002-12-31
DYNACORE HOLDINGS CORP
filed 2003-04-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

OR

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from _________ to _________

                         Commission file number: 1-7636

                             THE CATTLESALE COMPANY
                      (f/k/a DYNACORE HOLDINGS CORPORATION)
             (Exact name of registrant as specified in its charter)

         Delaware                                         74-1605174
---------------------------------------    -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

            9901 IH 10 West, Suite 800; San Antonio, Texas 78230-2292
              (Address of principal executive office and zip code)

      (Registrant's telephone number, including area code): (210) 558-2898
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
--------------------------------    -------------------------------------------
    Common Stock, $.01 par value    National Association of  Securities Dealers'
                                         Over-the Counter Bulletin Board

           Securities registered pursuant to Section 15(d) of the Act:

                                      None
                                 Title of Class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ] .



                            [Cover page 1 of 2 pages]

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ] .

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

    As of June 30, 2002, 9,984,726 shares of Common Stock of The CattleSale Company were outstanding and the aggregate market value (based upon the last reported sale price of the Common Stock) of the shares of Common Stock held by non-affiliates was approximately $1.1 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

    As of March 13, 2003, 19,577,894 shares of Common Stock of The CattleSale Company were outstanding and the aggregate market value (based upon the last reported sale price of the Common Stock) of the shares of Common Stock held by non-affiliates was approximately $2.7 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)



                            [Cover page 2 of 2 pages]




                                Table of Contents


                                                                                                            Page
Glossary..................................................................................................   (iv)

                                                  PART I
Item 1.  Business.........................................................................................      1

          Recent Business Development.....................................................................      1
          Background......................................................................................      1
          Activities Prior to Reorganization..............................................................      2
          Reorganization; the Trust.......................................................................      2
          Patent Litigation...............................................................................      3
          Liquidity.......................................................................................      4
          Terms of the Acquisition........................................................................      4
          Dividend to Shareholders........................................................................      5
          Escrow of Dividend Shares.......................................................................      5
          Preferred Stock.................................................................................      6
          Patents and Trademarks..........................................................................      6
          Employees.......................................................................................      7
          Environmental Matters...........................................................................      7

Item 2.  Properties.......................................................................................      7

          Real Property...................................................................................      7
          Tax Loss Carryovers.............................................................................      7

Item 3.  Legal Proceedings................................................................................      8

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      8

                                                 PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................    10

          Market Information..............................................................................    10
          Holders.........................................................................................    10
          Dividends.......................................................................................    10

Item 6.  Selected Financial Data..........................................................................    11





Item 7.  Management's Discussion and Analysis of Financial Condition and                                       13
          Results of Operation............................................................................

          Background......................................................................................     13
          Liquidity.......................................................................................     13
          Financial Condition.............................................................................     14
          Restructuring Costs.............................................................................     14
          Results of Operations...........................................................................     16
          Market Risk Sensitive Instruments...............................................................     18
          Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results...........     18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................................     18

Item 8.  Financial Statements and Supplementary Data......................................................     19

          Report of Marks Paneth & Shron LLP..............................................................     20
          Consolidated Statements of Operations...........................................................     22
          Consolidated Balance Sheets.....................................................................     24
          Consolidated Statements of Cash Flows...........................................................     25
          Consolidated Statements of Stockholders' Equity (Deficiency)....................................     27
          Notes to Consolidated Financial Statements .....................................................     28

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............     56

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant..............................................     57

          Directors and Executive Officers................................................................     57
          Audit, Compensation and Executive Committees....................................................     61
          Meetings of the Board of Directors and Committees...............................................     61
          Director Compensation...........................................................................     61
          Compliance with Section 16(a) of the Securities Exchange Act of 1934............................     62





Item 11.  Executive Compensation..........................................................................     62

          Compensation Committee Report...................................................................     62
          Compensation Committee Interlocks and Insider Participation.....................................     64
          Employment Agreements...........................................................................     64
          Supplemental Executive Retirement Plan..........................................................     65
          Summary Compensation Table......................................................................     66
          Stock Option Grants in Last Fiscal Year.........................................................     67
          Performance Graph...............................................................................     67

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................     68

          Security Ownership of Certain Beneficial Owners.................................................     68
          Security Ownership of Management................................................................     68

Item 13.  Certain Relationships and Related Transactions..................................................     71

Item 14.  Controls and Procedures.........................................................................     72

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................     73

                                    GLOSSARY

Acquisition Agreement: The agreement, dated as of February 25, 2003, between the Company and AEI pursuant to which the Company acquired the Interests in the Subsidiaries.

AEI: AEI Environmental, Inc., from whom the Company purchased the Interests in the Subsidiaries.

Beneficial Interests:  The units of beneficial interest in the Trust.

Common Stock:  The Company's common stock, par value $.01 per share.

Company: The CattleSale Company, formerly known as Dynacore Holdings Corporation, together with the Subsidiaries.

Court:  The United States Bankruptcy Court for the District of Delaware.

Deemed Acquired Shares: The securities of which a person has a right to acquire beneficial ownership (such as by exercise of options or conversion of preferred stock) within 60 days after the applicable reporting date.

Dividend Shares: An aggregate of 250,000 shares of Series A Preferred Stock and 1,127,000 shares of Series B Preferred Stock issued to the Escrow Agent as agent for the Record Holders.

DNL:  The purchaser of the Company's European Operations.

Escrow Agent:  Asher B. Edelman, Vice Chairman of the Company's Board of
Directors.

European Operations: The business conducted by the Company in Europe prior to December 18, 2000.

Interests:  The units of limited liability company interest in the Subsidiaries.

Patents:  United States Patent Numbers 5,008,879 and 5,077,732

Patent Litigation: Patent infringement cases brought by the Company and assigned to the Trust.

Plan: The Company's Amended Plan of Reorganization approved by the Court on December 5, 2000.

Predecessor Company: The term used in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation and in the Company's Consolidated Financial Statements and discussions thereof to describe the Company prior to the adoption of the Plan.
                                       iv

Preferred Stock: The Company's Series A Preferred Stock and the Series B Preferred Stock.

Reorganization:  The reorganization of the Company pursuant to the Plan.

Record Holders:  The record holders of Common Stock on February 24, 2003.

Series A Preferred Stock: The Company's Series A Convertible Redeemable Preferred Stock, par value $.01 per share.

Series B Preferred Stock: The Company's Series B Convertible Redeemable Preferred Stock, par value $.01 per share.

Subsidiaries: Collectively, CS Livestock Commissions Co. LLC and CS Auction Production Co., LLC, limited liability companies organized under the laws of Oregon.

Successor Company: The term used in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation and the Company's Consolidated Financial Statements and discussions thereof to describe the Company subsequent to the adoption of the Plan.

Trust: The Dynacore Patent Litigation Trust, a Delaware grantor trust formed pursuant to the Plan to prosecute the Patent Litigation.

Trust Loan: Up to $1,000,000 required pursuant to the Plan to be loaned by the Company to the Trust bearing interest of 12% per year.

                                     PART I

ITEM 1.           Business.

Recent Business Development

         With the close of fiscal year 2002, the Company's active search for a merger or acquisition partner with revenue producing operations or cash infusion opportunities came to fruition.

         On February 25, 2003, the Company acquired all of the beneficial interests (the "Interests") in two limited liability companies owned by AEI Environmental, Inc. ("AEI"), CS Livestock Commissions Co. LLC and CS Auction Production Co. LLC (collectively, the "Subsidiaries"), pursuant to an Acquisition Agreement of even date therewith (the "Acquisition Agreement"). After the acquisition was consummated, the Company changed its name from "Dynacore Holdings Corporation" to "The CattleSale Company."

         The Company, through the Subsidiaries, is now in the business of providing auction trading services to producers of beef and dairy cattle which is accessible by the internet at the website www.cattlesale.com. The cattlesale.com website was one of the first sites offering a neutral cattle trading exchange and providing information and cost efficiencies to the cattle industry for each stage of the production cycle. Management believes that the CattleSale products and services reduce transaction costs and improve information flow and market efficiencies in cattle production.

         The terms and conditions of the acquisition of the Interests in the Subsidiaries are described both in this Item 1 - Business under the heading "The Acquisition."

Background

         The Company did not have any significant revenue or cash producing activities after June 2000. Prior to acquiring the Interests in the Subsidiaries, the Company had been continuing to concentrate its efforts and resources on searching for a suitable merger or acquisition partner and on maximizing its liquidity. These efforts began when the approval by the United States Bankruptcy Court for the District of Delaware (the "Court"), on December 5, 2000, of the Company's Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). A final decree in the reorganization proceeding was ordered by the Court on December 20, 2001. The reorganization is discussed below under the heading "Reorganization; the Trust."

         Pursuant to the Plan, the Dynacore Patent Litigation Trust (the "Trust") was formed on December 18, 2000 to prosecute the patent infringement cases that had previously been brought by the Company (the "Patent Litigation"). The Trust is discussed below under the heading "Reorganization; the Trust" and the Patent Litigation is discussed below under the heading "Patent Litigation."

Activities Prior to Reorganization

         In 1968, the Company was incorporated in Texas as Computer Terminal Corporation. In 1976, it was reincorporated in Delaware as Datapoint Corporation.

         Datapoint Corporation derived its revenue from hardware and software products and services, including hardware and software maintenance, installation, and basic consulting services. It was the owner of certain patents, copyrights, trademarks and trade secrets in network technologies, which it considered valuable proprietary assets, including United States Patent Numbers 5,008,879 and 5,077,732 (the "Patents"). A discussion of the Company's Patents and the litigation the Company brought to enforce them appears below under the heading "Patent Litigation."

         In addition to its business within the United States, the Company had operations in Europe which were headquartered in Paris, France (the "European Operations"). On April 19, 2000, the Company entered into an agreement with Datapoint Newco 1 Limited, a United Kingdom company ("DNL"), for the sale of the European Operations. The agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code and that the sale would be subject to the approval of the Court.

         The Company filed for reorganization on May 3, 2000. On June 15, 2000, the Court approved the sale to DNL which was consummated on June 30, 2000. The adjusted purchase price was $45.125 million. In addition to selling the European Operations, the Company sold all of its interest in the name "Datapoint" and, in June 2000, the Company changed its name to Dynacore Holdings Corporation.

Reorganization; the Trust

         On December 5, 2000, the Court approved the Plan and, on December 18, 2000, the Trust was formed, the rights to the Patent Litigation were transferred to it and all of the then existing debt and equity in the Company was cancelled.

         The sum of $34.8 million, a portion of the proceeds from the sale of the European Operations, was distributed to debenture holders and the Company's other unsecured creditors.

         Ten million shares of new common stock, par value $.01 per share, in the reorganized corporation (the "Common Stock"), as well as ten million beneficial interests in the Trust (the "Beneficial Interests"), were issued, as follows:

         (i) Debenture holders and the Company's other unsecured creditors received 25% of the shares of Common Stock and 40% of the Beneficial Interests;

         (ii) Holders of the Company's then outstanding preferred stock, par value $1.00 per share, received 23.5% of the shares of the Common Stock and 3.5% of the Beneficial Interests;

         (iii) Holders of the Company's then outstanding common stock, par value $.25 per share, received 41.5% of the shares of Common Stock;

         (iv) Members of the Company's management received 10% of the shares of Common Stock; and

         (v) The Company received the remaining 56.5% of the Beneficial
Interests.

         In August, 2002, the Company transferred approximately 12% of the outstanding Beneficial Interests to certain of its officers and non-employee directors in lieu of cash compensation for their services for the period from June 30, 2002 through December 18, 2002.

         On December 18, 2002, the Company declared a dividend payable to its stockholders of record on December 20, 2002. The dividend was payable in the remainder of the Company's Beneficial Interests on the basis of .44569 of a Beneficial Interest per share of Common Stock (with all fractional interests eliminated). As a result of the accumulation of the fractional Beneficial Interests, the Company retained ownership of 1,469 of the 9,977,690 Beneficial Interests outstanding as of March 13, 2003.

         In January 2003, the Beneficial Interests began trading over-the-counter in the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc. under the symbol DYHCS.PK.

Patent Litigation

         The Company believes that the Patents covered most products introduced by various suppliers to the networking industry and certain types of dual-speed technology introduced by various industry leaders. The Company had asserted one or both of the Patents in four suits brought in the United States District Court for the Eastern District of New York (the "Brooklyn Suits") and two suits brought in the United States District Court for the Southern District of New York (the "Manhattan Suits").

         Pursuant to the Plan, these actions were transferred to the Trust for prosecution on behalf of the owners of the Beneficial Interests. Also pursuant to the Plan, the Company is obligated to lend the Trust up to $1 million to pursue the Patent Litigation (the "Trust Loan"). As of December 31, 2002, the outstanding principal amount owed to the Company was approximately $793,000 and accrued interest was approximately $67,000.

         The Brooklyn Suits were dismissed on appeal on February 15, 2002. On August 19, 2002 and February 3, 2003, the Trust settled the Manhattan Suits against, respectively, Motorola, Inc. and Eastman Kodak Company. The remaining defendants in the Manhattan Suits received summary judgment in their favor on February 11, 2003. The Trust intends to appeal this ruling. If the judgment is not vacated, the Trust will be precluded from further pursuing these cases.

Liquidity

         Before acquiring the Interests in the Subsidiaries in February 2003, substantially all of the Company's assets consisted of a portion of the cash proceeds from the sale of the European Operations which were held in a money market fund pending use in an operating business. As of December 31, 2002, the Company had cash and cash equivalents of approximately $1.3 million. In addition, the Company had approximately $6 thousand invested in an investment partnership, as more fully described in Note 4 to the Consolidated Financial Statements.

         From June 2000 through December 31, 2002, the Company had no significant revenue or cash producing activities. In order to maximize its liquidity so it could satisfy its obligation to fund the Trust Loan and retain sufficient working capital cash to attract a potential merger or acquisition partner, the Company implemented measures to conserve cash.

         In August 2002, the three senior officers of the Company, Asher B. Edelman, Gerald N. Agranoff and Phillip P. Krumb, agreed to receive Beneficial Interests in lieu of cash as compensation for their services during the period from June 30, 2002 through December 18, 2002. This resulted in cash savings to the Company of $209,981. Likewise, the Company's then four non-employee directors agreed to receive Beneficial Interests in lieu of their quarterly director fees through the end of the calendar year, resulting in cash savings to the Company of $30,000.

         In addition, the Company exercised an early cancellation option in the lease for its former European headquarters in Paris, France and downsized its San Antonio, Texas headquarters. The Company is currently attempting to sub-lease a portion of its New York office and is reviewing several other cost reduction options.

         While the Company has a loan receivable in respect of the Trust Loan of approximately $793,000 plus accrued interest of approximately $67,000, virtually the only source of recovery would be from net proceeds of the Patent Litigation which the Trust most likely will not receive.

         Despite its cash saving measures, the Company does not believe that it will have sufficient cash resources to satisfy its cash requirements for 2003 without an infusion of additional cash. While the Company is actively exploring various opportunities, there can be no assurance that additional capital will be available or that the Company will be able to fulfill its obligations.

         The Acquisition

         The amount of consideration paid by the Company for the Interests in the Subsidiaries was determined by negotiation, based on a mutual assessment by the Company and AEI of the value of the Subsidiaries' business and the real value of the Company's Common Stock. Further, the acquisition was structured to avoid causing a negative impact on the Company's net operating loss carry-forward described below under the heading "Properties."

         The Company did not expend any cash in acquiring the Interests. Rather, the consideration for the Interests consisted of:

         o 1,323,000 shares of Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") having the principal terms described below under the heading "Preferred Stock;" and

         o 9,593,168 shares of Common Stock, which equaled forty-nine percent (49%) of the outstanding shares of Common Stock, on a fully-diluted basis, immediately subsequent to the closing.

         The Company intends to file a registration statement with the Securities and Exchange Commission registering the shares issued to AEI as soon as practicable.

Dividend to Shareholders

         Upon the purchase of the Interests in the Subsidiaries, the Company declared a dividend payable to its Common Stock holders of record on February 24, 2003 (the "Record Holders"). The dividend was payable in .02503 of a share of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") and .11287 of a share of Series B Preferred Stock per share of Common Stock. An aggregate of 250,000 shares of Series A Preferred Stock and 1,127,000 shares of Series B Preferred Stock were so issued (collectively, the "Dividend Shares"). The Series A Preferred Stock has the principal terms described below under the heading "Preferred Stock." The Dividend Shares were issued in escrow, as described below under the heading "Escrow of Dividend Shares."

Escrow of Dividend Shares

         The Dividend Shares are being held in escrow by Asher B. Edelman, in the capacity of escrow agent for the benefit of the Record Holders, until such time as the Dividend Shares have been registered for sale under the Securities Act of 1933, as amended. The Company intends to file a registration statement with the Securities and Exchange Commission registering the Dividend Shares, and the shares issued to AEI at the closing, as soon as practicable; however, the Company cannot anticipate when such a registration will become effective and the Dividend Shares released from escrow. During the period the Dividend Shares are held in escrow, the escrow agent has the power to vote the Dividend Shares on any matter submitted to the vote of the Company's shareholders, including those matters acted upon pursuant to the Written Consent, as such term is defined below in Item 4 - Submission of Matters to a Vote of Security Holders. Mr. Edelman's biography appears below in Item 10 - Directors and Executive Officers of the Registrant under the heading "Directors and Executive Officers."

Preferred Stock

         The rights and preference of the Series A Preferred Stock and the Series B Preferred Stock (collectively, the "Preferred Stock"), which each have a par value of $.01 per share, are as follows:

         Dividends. Dividends accrue and are cumulative from the date of issuance in an annual amount equal to 2.5% per year per share, payable semi-annually, when, as and if declared by the Board of Directors. Dividends are payable in cash, shares of Preferred Stock (valued at $10 per share) or shares of Common Stock (valued, (x) if there is a market for the Common Stock, at the average price of a share of Common Stock during the last thirty (30) days of trading, or (y) if there is not a market for the Common Stock, at $1.38 per share), or any combination thereof.

         Conversion. Each share of Preferred Stock is convertible at any time at the option of the holder into 7.25 shares of Common Stock.

         Redemption. At any time after the earlier of:

         o a merger or consolidation effecting the sale in one or a series of related transactions of all or substantially all of the Company's assets or a sale of more than fifty percent (50%) of the Company's outstanding voting securities, or

         o the realization by the Company of aggregate net proceeds in excess of $10,000,000 in connection with the sale of Common Stock pursuant to a public offering registered under the Securities Act of 1933, as amended (a "Qualified Public Offering"), the Preferred Stock will be redeemed by the Company for cash in an amount equal to the liquidation preference of $10 per share, plus accrued and unpaid dividends as of the redemption date; provided, however, that (i) the redemption of the Series B Preferred Stock will be subject to the rights and preferences of the Series A Preferred Stock, and (ii) not more than forty percent (40%) of the net offering proceeds of the Qualified Public Offering will be applied to the redemption of the Preferred Stock.

Patents and Trademarks

         The Company owns no registered patents or trademarks.

         All of the Company's right, title and interest to its patents was transferred to the Trust upon its formation and all of its right, title and interest in the name "Datapoint" was transferred to DNL upon the sale of the European Operations.

         The Company owns or has the right to use all intellectual property used by the Subsidiaries in the operation of their business as presently conducted, including trademarks, logos, trade names (including "cattlesale.com"), corporate names, computer software, internet domain names and IP addresses, and other proprietary rights.

Employees

         At December 31, 2002, the Company had five employees, of whom three were senior officers and one worked part-time. As a result of its acquisition of the Interests, on February 25, 2003 the Company gained an additional four employees, one of whom has since left the Company.

         The Company considers its relations with its employees to be satisfactory.

Environmental Matters

         Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

ITEM 2.  Properties.

Real Property

         The Company's principal executive office is located in San Antonio, Texas. It has additional facilities in New York, and, as of February 25, 2003, Hinsdale, Illinois.

                                   Approximate
                                      Square
    Location               Use       Footage          Terms

San Antonio, Texas       Office        435      Leased; month to month
San Antonio, Texas     Warehouse     4,900      Leased; expires January 31, 2004
New York, New York       Office      4,250      Leased; expires October 16, 2009

         The Hinsdale office (approximately 600 square feet) is being leased on a month-to-month basis for $1,500 per month. On March 1, 2003, the Company gave the landlord notice that it will vacate the premises in six months. The Company expects to enter into a new lease for approximately 1,200 square feet in the same vicinity at a comparable rent.

         The Company's aggregate annual rent under its leases, excluding sub-lease agreements, is approximately $234,000. The Company believes that its facilities are generally well maintained, in good operating condition and are adequately equipped for their present use.

Tax Loss Carryovers

         The Company believes that it had approximately $172 million of tax loss carryovers for U.S. federal tax purposes upon emerging from bankruptcy in

December 2000, of which approximately $116,000 remained on December 31, 2002. Of this amount, $29,000 expires in years 2004 and 2005 and $87,000 expires in various amounts through year 2023. Long-term capital loss carryforwards of $29,000 expire in various amounts beginning in 2004.

         At December 31, 2002, the Company had unused alternative minimum tax credits for income tax purposes of approximately $170,000 which also may be used to offset the Company's future tax liabilities.

         Utilization of the ordinary and capital tax loss carryforwards and the alternative minimum tax credits are subject to limitation in the event of a more than fifty percent (50%) change in ownership of the Company. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdictions prior to the expiration of loss and credit carryforwards.

         In order to maintain its loss carryovers, the Company's Second Restated Certificate of Incorporation includes certain provisions which impose restrictions designed to prevent certain ownership changes from occurring. Further, the Company intends to utilize qualified tax planning strategies, if necessary, to utilize deferred tax assets.

         In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability. This which would reduce the amount of cash otherwise available to the Company (see Note 7 to the Consolidated Financial Statements).

ITEM 3.  Legal Proceedings.

         From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to it, would result in a material liability.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         There were no matters submitted during 2002 to a vote of security holders of the Company through the solicitation of proxies. There was no annual meeting of stockholders held during 2002.

         However, immediately subsequent to the acquisition of the Interests on February 25, 2003, a majority in interest of the Company's shareholders took certain actions by written consent (the "Written Consent"), including the election of directors and the adoption of the Company's Second Restated Certificate of Incorporation, a description of which follows. The directors' biographies appear below in Item 10 - Directors and Executive Officers of the Registrant under the heading "Directors and Executive Officers." The votes cast by Written Consent, 13,832,716 shares, represented 62.09% of the outstanding shares entitled to vote. None of the shareholders voting abstained or voted against any of the proposed actions.

         The Second Restated Certificate of Incorporation, which was approved by the Board of Directors on February 19, 2003, effectively (i) changed the name of the Corporation to The CattleSale Company, (ii) increased the number of authorized shares of Common Stock by twenty million (20,000,000) shares from thirty million (30,000,000) shares to fifty million (50,000,000) shares, and
(iii) increased the number of members of the Board of Directors from seven (7) to eight (8). Inasmuch as the Company (x) is no longer subject to the Court's December 5, 2000 Confirmation Order, and (y) distributed the Beneficial Interests owned by it as a dividend to the holders of Common Stock of record on December 20, 2002, certain other provisions of the Corporation's Restated Certificate of Incorporation pertaining thereto were also amended.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

         On March 18, 2003, the Company' Common Stock began trading under the symbol CTLE on the National Association of Securities Dealers' Over-the Counter Bulletin Board where it had traded since June 18, 2001 under the symbol DYHC. From December 18, 2000 until June 18, 2001, the Common Stock was tradable over-the-counter through the National Daily Quotation System "pink sheets" published by the National Quotation Bureau, Inc.

         As of March 20, 2003, the closing price of a share of Common Stock was $.35. The prices below represent the high and low prices for composite transactions for Common Stock traded during the applicable periods.

                                            High            Low
           March 30, 2002                    .25             .20
           June 30, 2002                     .22             .16
           September 30, 2002                .17             .06
           December 31, 2002                 .12             .05

                                             High           Low
           March 30, 2001                     .50            .10
           June 30, 2001                      .37            .20
           September 30, 2001                 .28            .16
           December 31, 2001                  .29            .18

Holders

         As of March 13, 2003 there were approximately 2,757 holders of record and 19,577,894 outstanding shares of Common Stock.

Dividends

         The Company has not paid cash dividends to date on its Common Stock and has no present intention to do so in the near future. However, in December 2002 and February 2003, respectively, the Company declared dividends payable in Beneficial Interests and in shares of Common Stock and Series A Preferred Stock. A discussion of both dividends appears above in Item 1 - Business under the respective headings "Reorganization; the Trust" and "Dividend to Shareholders."

ITEM 6.  Selected Financial Data.

         The operations of the Company for the years ended December 31, 2002 and 2001 and for the period of December 19, 2000 through December 31, 2000 (presented as the "Successor Company"), and all prior periods presented below (presented as operations of the "Predecessor Company") were significantly affected by the sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the Company's revenue producing operations. As a result, the Company's financial results for each of these periods prior to December 18, 2000 did not reflect the earnings capacity of the Company. In addition, the financial data for the period ended December 31, 2000 reflects the adoption of Fresh Start Accounting and includes the period from December 19, 2000 to December 31, 2000.

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

Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)

                                                          Successor Company                Predecessor Company
                                                  ---------------------------------  ----------------------------------
                                                                         12/19/00 -   01/01/00 - 08/01/99 -
                                                     2002        2001     12/31/00    12/18/00   12/31/99     1999
-----------------------------------------------------------------------------------  ----------------------------------
Operating Results for the Fiscal Year
Total Revenue                                              $-         $9         $ -    $62,956    $51,860   $138,285

Operating income (loss)                               (2,283)    (3,321)       (195)    (3,004)    (1,772)    (2,886)
Income (loss) before extraordinary credits
  And effect of change in accounting principle        (2,526)    (3,793)       (311)     50,820    (4,513)    (9,256)
Net income (loss)                                     (2,290)    (3,793)       (311)     81,079    (4,513)    (7,549)
Basic earnings (loss) per common share:
  Income (loss) before extraordinary credits          ($0.25)    ($0.38)     ($0.03)     $12.10    ($1.13)    ($2.45)
  Gain on the exchange and retirement
    of preferred stock                                      -          -           -          -          -       0.09
Extraordinary credits and changes in accounting        0.02            -           -      10.94          -       0.40
   Principle
    Net income (loss) per share                       ($0.23)    ($0.38)     ($0.03)     $23.04    ($1.13)    ($1.96)
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary credits          ($0.25)    ($0.38)     ($0.03)     $10.25    ($1.13)    ($2.45)
  Gain on the exchange and retirement
    of preferred stock                                      -          -          -           -          -       0.09
Extraordinary credits and changes in accounting          0.02          -          -        5.91          -       0.40
   Principle
  Net income (loss) per share                         ($0.23)    ($0.38)     ($0.03)     $16.16    ($1.13)    ($1.96)

Financial Position at End of Fiscal Year
Current assets                                         $1,702     $3,659      $8,289     $9,318    $36,093    $40,930
Fixed assets, net                                          14         28         102        108      5,872      5,928
Total assets                                            1,826      7,077      12,694     13,740     44,054     49,333
Current liabilities                                       295        502       1,913      2,801     60,444     60,463
Long-term debt                                              -          -           -          -     50,000     50,000
Stockholders' equity (deficit)                          1,095      3,385       7,189      7,500   (76,556)   (72,128)

Other Information
Average common shares outstanding                   9,984,726  9,984,726 10,000,000   4,145,770  4,131,074  4,104,029
Number of common stockholders of record                 2,767      2,780       2,641      2,732      2,810      2,860
Preferred shares outstanding                                -          -           -          -    661,967    661,967
Dividends paid or accumulated on preferred stock            -          -           -          -        165        684
Number of employees                                         5          7          19         19        617        639

See notes to Consolidated Financial Statements and Management Discussion and
Analysis of Financial Condition and Results of Operations.

No cash dividends on Common Sock have been declared during any of the above periods. Net income for the period ending 12/18/00 includes a gain of $52.5 million resulting from a divestiture. Net income for the period ending 12/18/00 includes an extraordinary debt extinguishment gain of $26.5 million and Fresh
Start adjustments of $3.8 million.
Per share amounts have been adjusted to reflect its issuance at the rate of ..225177 shares of Successor Company Common Stock for each share of Predecessor
Company Common Stock.

                                       12

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

         The Company, then known as Datapoint Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on May 3, 2000 (the "Reorganization"). Prior thereto, it had conducted a hardware and software product and services business in the United States and Europe (the "European Operations"). The Company was the owner of United States Patents 5,008,879 and 5,077,732 (the "Patents") and had commenced patent infringement litigation in the United States District Courts for the Eastern and Southern Districts of New York (the "Patent Litigation").

         On December 5, 2000, the United States Bankruptcy Court for the District of Delaware (the "Court") approved the Company's Amended Plan of Reorganization (the "Plan"). Pursuant to the Plan, on June 30, 2000, the Company's European Operations were sold to Datapoint Newco 1 Limited, a United Kingdom company ("DNL") and, on June 18, 2000, the Dynacore Patent Litigation Trust (the "Trust") was formed to prosecute the Patent Litigation on behalf of the holders of units of beneficial interest in the Trust (the "Beneficial Interests"). Pursuant to the Plan, the Company is obligated to loan the Trust up to $1,000,000 with interest at 12% per year (the "Trust Loan").

         From June 2000 through December 31, 2002, the Company had no significant revenue or cash producing activities and was actively seeking a merger or acquisition partner.

         On February 25, 2003, the Company acquired all of the limited liability company interests (the "Interests") in CS Livestock Commissions Co. LLC and CS Auction Production Co. LLC (collectively, the "Subsidiaries"). The Company, through the Subsidiaries, is now conducting a cattle auction and trading services business on the internet.

Liquidity

         Before acquiring the Interests in the Subsidiaries in February 2003, substantially all of the Company's assets consisted of a portion of the cash proceeds from the sale of the European Operations which was held in a money market fund pending use in an operating business. As of December 31, 2002, the Company had cash and cash equivalents of approximately $1.3 million. In addition, the Company had approximately $6 thousand invested in PGM Associates, L.P. (the "Partnership"), as more fully described in Note 4 to the Consolidated Financial Statements.

         As noted above, from June 2000 through December 31, 2002, the Company had no significant revenue or cash producing activities. In order to maximize its liquidity so it could satisfy its obligation to lend the Trust up to $1 million and retain sufficient working capital cash to attract a potential merger or acquisition partner, the Company implemented measures to conserve cash.

         In August 2002, the three senior officers of the Company agreed to receive Beneficial Interests in lieu of cash as compensation for their services during the period from June 30, 2002 through December 18, 2002. This resulted in cash savings to the Company of $209,981. Likewise, the Company's then four non-employee directors agreed to receive Beneficial Interests in lieu of their quarterly director fees through the end of the calendar year, resulting in cash savings to the Company of $30,000.

         In addition, the Company exercised an early cancellation option in the lease for its former European headquarters in Paris, France and downsized its San Antonio, Texas headquarters. The Company is currently attempting to sub-lease a portion of its New York office and is reviewing several other cost reduction options.

         Despite its cash saving measures, the Company does not believe that it will have sufficient cash resources to satisfy its cash requirements for 2003 without an infusion of additional cash. While the Company is actively exploring various opportunities, there can be no assurance that additional capital will be available or that the Company will be able to fulfill its obligations.

         As of December 31, 2002, the Company had available federal tax net operating losses aggregating approximately $116 million which expire in various amounts beginning in 2004. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see Note 7 to the Consolidated Financial Statements).

Financial Condition
(In thousands)

         During the year ended December 31, 2002, the Company's unrestricted cash and cash equivalents decreased approximately $1,300. Of the decrease, approximately $594 was loaned to the Trust to pay its expenses. The remainder was used for the Company's operating expenses.

Restructuring Costs
(In thousands)

         During the periods listed below, the Company incurred restructuring costs, as shown, in connection with employee terminations and facility closings related to its downsizing efforts after its Reorganization. Restructuring charges relating to payroll costs are not recorded until specific employees are determined (and notified of termination) by management in accordance with the Company's overall restructuring plan. Other restructuring costs are not recorded until management has committed to an exit plan and all significant actions to be taken have been identified and significant changes to the plan are not likely.

                                 Successor Company          Predecessor Company
                         ---------------------------------  -------------------
                                              12/19/00 -        01/01/00 -
                          2002      2001      12/31/00          12/18/00
                         ------ ---------- ---------------   ------------------
Restructuring costs      $15      $233          $22                $0


         For the year ended December 31, 2002, the Company's restructuring costs were incurred in connection with insolvency and liquidation procedures for its German subsidiary. At December 31, 2002, accrued but unpaid restructuring costs were $13, which will be paid during the first and second quarters of 2003.

         For the year ended December 31, 2001, the Company's restructuring costs of $233 arose in connection with employee terminations and closing the Paris office. Of this amount, $183 related to severance obligations. At December 31, 2001, accrued but unpaid restructuring costs were $50, relating to the closing of the Paris office, which were paid during the first and second quarters of 2002.

         For the period ending December 31, 2000, the Company had restructuring costs of $22 related to its downsizing efforts after its Reorganization.

         A rollforward of the restructuring accrual from December 18, 2000 through December 31, 2002 is as follows:

                                                                   Total
         Predecessor Company

         Restructuring accrual as of December 18, 2000              $32
                                                                    ===

         Successor Company

         Restructuring accrual as of December 18, 2000              $32
         Additions                                                   22
         Payments                                                    (3)
                                                                     ---

         Restructuring accrual as of December 31, 2000              $51
         Additions                                                  233
         Payments                                                  (234)
                                                                   -----

         Restructuring accrual as of December 31, 2001              $50
         Additions                                                   15
         Payments                                                   (52)
                                                                    ----

         Restructuring accrual as of December 31, 2002              $13

Results of Operations
(In thousands)

         The following is a summary of the Company's sources of revenue for each of the listed periods:


                                   Successor Company     Predecessor Company
                              -------------------------  -----------------------
                                                              January 1 to
                                  2002          2001          December 18, 2000
                              -------------------------  -----------------------
          Sales
               U.S.               $--            $9               $  103
               Foreign             --            --               37,716
                                   --            --               ------
                                   --            $9               37,819
          Service and Other
               U.S.                --            --                  355
               Foreign             --            --               24,782
                                   --            --               ------
                                                                  25,137
          Total Revenue           $--            $9              $62,956
                                  ===            ==              =======

(Note: The Company did not record any revenue for the period of December 19, 2000 to December 31, 2000.)

         Year ended December 31, 2002

         For the year ended December 31, 2002, the Company had an operating loss of approximately $2,283. Of this loss, $532 related to the Trust's activities and $276 related to additional bad debt expense provisions. The remainder related to the Company's other corporate expenses, including expenses related to its search for a merger or acquisition partner.

         Non-operating expense for the year ended December 31, 2002 was approximately $243 and consisted of interest income of $25, imputed interest of $49, and a foreign currency transaction loss of $275 primarily related to the liability for the pension benefits and other post-employment obligations for certain employees of the Company's German subsidiary. Also included was a loss of $42, representing the equity in loss of the Partnership.

         Year ended December 31, 2001

         During the year ended December 31, 2001, the revenue of $9 was derived from the operations of Corebyte, Inc., a subsidiary, whose operations were significantly curtailed in the first quarter of 2001 and discontinued in the third quarter.

         Of the $3,097 of selling, general and administrative expenses, $337 related to depreciation and other "non-cash" amortization, $262 related to the Trust's activities and $212 was incurred in operations and functions which were terminated during the year. The remainder related to the Company's search for a merger or acquisition transaction and other corporate expenses.

         As described above, the Company incurred $233 of costs in connection with the Reorganization for the year ended December 31, 2001.

         Non-operating expense for the year ended December 31 2001 was approximately $472 and consisted of interest income of $248, imputed interest of $54, and a foreign currency transaction gain of $136 primarily related to the German subsidiary. Also included was a loss of $907, representing the equity in loss of the Partnership.

         December 19, 2000 - December 31, 2000

         The Company did not record any revenue for this period. Operating expenses of $195 included approximately $50 of expenses related to severance obligations and other expenses related to the Reorganization. In addition, included in this period's operating expenses were certain non-recurring items. Non-operating expense included a foreign currency transaction adjustment of $139 thousand related to the German subsidiary, offset by approximately $19 of interest income earned during the period. The Company recorded depreciation and amortization expenses of approximately $13, reflecting the revaluation of the assets due to the adoption of Fresh Start Reporting.

         January 1, 2000 - December 18, 2000

         Substantially all of the approximately $63.0 million of revenue related to the sale of the European Operations. The gross profit margin for the period ended December 18, 2000 was 23.1% compared with 24.8% for the five-month period ended December 31, 1999. Operating expenses for the period were approximately $17.6 million, including expenses incurred by the European Operations prior to sale.

         As a result of the sale, the Company recorded a gain of approximately $52.5 million during the period. Included in this amount are transaction costs and professional fees relating to both the sale and the Reorganization proceedings of approximately $1.4 million, as well as $1.2 million representing the settlement of Officers Administrative Claims in the Reorganization.

         Non-operating expenses included interest expense of approximately $2.0 million, offset by interest income of $1.5 million and $317 thousand related to transaction gains as result of the strengthening U.S. dollar, on average, against foreign currencies.

         Also included as extraordinary items were $26.5 million related to the gain on the extinguishment of debt pursuant to the Plan and $3.8 million related to adjustments required by the adoption of Fresh Start Accounting.

         Market Risk Sensitive Instruments

         Management determined that all of the Predecessor Company's foreign subsidiaries operated primarily in their respective local currencies and their assets and liabilities were translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts were translated at average exchange rates during the year. As such, the Predecessor Company's operating results were affected by fluctuations in the value of the U.S. dollar as compared to currencies in European countries. In addition, the Predecessor Company had cash and intercompany receivables and payables which were denominated in various functional currencies of the subsidiaries and parent. The Predecessor Company's sensitivity analysis of the effects in foreign currency exchange rates did not factor in a potential change in sales levels or local currency prices.

         The Successor Company's market risk was primarily limited to a pension liability and other post-employment liabilities which remain with the German subsidiary. Thus, the Successor Company's operating results could have been affected by fluctuations in the value of the U.S. dollar as compared to the German currency. As of December 31, 2002, the German subsidiary was in bankruptcy and no longer a part of the consolidated Company.

         Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results

         This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, the risks associated with entering into a new line of business, changes in product demand, the reliability of the internet, changes in competition, economic conditions, new product development, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

         None.

ITEM 8.           Financial Statements and Supplementary Data.


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                  Page

Report of Marks Paneth & Shron LLP
     Independent Auditors                                           20

Consolidated Financial Statements

 Consolidated Statements of Operations for the years
   ended December 31, 2002 and 2001; and the periods
   December 19 - December 31, 2000 and
   January 1, 2000 - December 18, 2000                              22

 Consolidated Balance Sheets as of December 31, 2002
   and 2001                                                         24

 Consolidated Statements of Cash Flows for the years
   ended December 31, 2002 and 2001; and the periods
   December 19 - December 31, 2000 and
   January 1, 2000 - December 18, 2000                              25

 Consolidated Statements of Stockholders' Equity (Deficiency)
   for the years ended December 31, 2002 and 2001; and the
   periods December 19 - December 31, 2000
   and January 1, 2000 - December 18, 2000                          27

 Notes to Consolidated Financial Statements                         28

REPORT OF MARKS PANETH & SHRON LLP
INDEPENDENT AUDITORS

The Board of Directors
The CattleSale Company

We have audited the accompanying consolidated balance sheets of The CattleSale Company (formerly known as Dynacore Holdings Corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and for the periods December 19 to December 31, 2000 and January 1 to December 18, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The CattleSale Company and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years then ended and for the periods December 19 to December 31, 2000 and January 1 to December 18, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, effective December 18, 2000, the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheets as of December 31, 2002 and 2001, and the related statements of consolidated operations and cash flows for the years then ended and for the period December 19 to December 31, 2000, are presented on a different basis than that for the periods before fresh start, and therefore, are not comparable.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss before extraordinary credits and the cumulative effects of change in accounting principle of $2,526,000 during the year ended December 31, 2002. In addition, as described in Note 1 to the financial statements, the Company will need cash to fund its operations and those of the Dynacore Patent Litigation Trust. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans and intentions are more fully described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits referred to above included the financial statement schedule listed in the index at Item 14(a) as of December 31, 2002 and 2001, and for the years then ended and for the period December 19 to December 31, 2000, and the period January 1 to December 18, 2000. In our opinion, this financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.

                                                  /s/ Marks Paneth & Shron LLP
New York, New York
February 22, 2003, except as to Note 19,
as to which the date is February 25, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
For the years ended December 31, 2002 and 2001 and the periods December 19 - December 31, 2000 and January 1 - December 18, 2000 (In thousands, except share and per share data)

                                                                                                 Predecessor
                                                     Successor Company                             Company

                                                                                 2000              2000
                                                   2002           2001       12/19 - 12/31     01/01 -12/18
------------------------------------------------------------------------------------------- ----------------
Revenue:
Sales                                              $--            $9               $--            $37,819
Service and other                                  --             --               --              25,137
------------------------------------------------------------------------------------------- --------------
Total revenue                                      --              9               --              62,956

Operating costs and expenses:
Cost of sales                                      --             --               --              28,884
Cost of service and other                          --             --               --              19,502
Research and development                           --             --               --                 491
Selling, general and administrative             1,387          2,837              172              17,083
Patent Litigation Trust expenses                  532            260                1                  --
Impairment of Datapoint assets                    349             --               --                  --
Restructuring costs                                15            233               22                  --
------------------------------------------------------------------------------------------- --------------
Total operating costs and expenses              2,283          3,330              195              65,960
------------------------------------------------------------------------------------------- --------------

Operating  income (loss)                       (2,283)        (3,321)            (195)             (3,004)

Non-operating income (expense):
Interest income                                    25             --               --                  --
Interest expense                                   --             --               --              (1,993)
Equity in loss of limited partnership             (42)          (907)              --                  --
Other, net                                       (226)           435             (116)              1,924
Reorganization items:
Gain on sale of European Operations                --             --               --              52,473
------------------------------------------------------------------------------------------- --------------
Income (loss)  before  income taxes and
 extraordinary credits and cumulative effect
  of change in accounting principle            (2,526)        (3,793)            (311)             49,400
Income taxes (benefit)                             --             --               --              (1,420)
------------------------------------------------------------------------------------------- ---------------
Income (loss) before extraordinary credits
 and cumulative effect of change in
 accounting principle                          (2,526)        (3,793)            (311)             50,820
Extraordinary credits:
  Fresh start adjustments                          --             --               --               3,771
    Deconsolidation of company subsidiary       3,165
  Impairment of reorganization value in excess
    of amounts allocable to identifiable assets(1,941)            --               --                  --
  Debt extinguishment                              --             --               --              26,488
Cumulative effect of change in accounting
   principle                                     (988)            --               --                  --
------------------------------------------------------------------------------------------- --------------
Net income (loss)                             $(2,290)       $(3,793)           $(311)            $81,079
=========================================================================================== ==============

CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
continued

                                                                                                Predecessor
                                                      Successor Company                          Company

                                                                                    2000              2000
                                                   2002              2001       12/19 - 12/31     01/01 -12/18
----------------------------------------------------------------------------------------------- ---------------

Net income (loss), adjusted for preferred stock dividends paid or accumulated plus gain on exchange and retirement of preferred stock -

Net income (loss) applicable to common        $(2,290)          $(3,793)           $(311)            $95,513
                                              ========          ========           ======            =======
Basic  income (loss) per common share:
Income (loss) before extraordinary credit      $(.25)            $(.38)           $(.03)             $ 12.10
Cumulative effect of change in accounting
  principle                                     (.10)                --               --                  --
Deconsolidation of company subsidiary             .32                --               --                  --
Impairment of reorganization value in excess
  of amounts allocable to identifiable assets   (.20)                --               --                  --
Extraordinary credit-fresh start adjustments       --                --               --                 .91
Extraordinary credit-debt extinguishment           --                --               --               10.03
                                                   --                --               --               -----
Net income (loss) per common share             $(.23)            $(.38)           $(.03)              $23.04
                                               ======            ======           ======              ======

Diluted income (loss) per common share:
Income (loss) before extraordinary credit      $(.25)       $(.38)       $(.03)                      $ 10.25
Cumulative effect of change in accounting
  principle                                     (.10)                --               --                  --
Deconsolidation of company subsidiary             .32                --               --                  --
Write off of Reorganization excess              (.20)                --               --                  --
Extraordinary credit-fresh start adjustments       --                --               --                 .74
Extraordinary credit-debt extinguishment           --                --               --                5.17
                                                   --                --               --                ----
Net income (loss) per common share             $(.23)            $(.38)           $(.03)              $16.16
                                               ======            ======           ======              ======

Average common shares outstanding:
        Basic                               9,984,726         9,984,726       10,000,000           4,145,770
        Diluted                             9,984,726         9,984,726       10,000,000           5,118,172



See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
The CattleSale Company and Subsidiaries December 31, 2002 and 2001 (In thousands, except share data)



                                                                                   2002               2001
                                                                            ------------------------------
Assets

Current assets:
    Cash and cash equivalents                                                     $1,344            $2,614
    Investment in limited partnership                                                  6               593
      Accounts receivable, net                                                       213               236
    Prepaid expenses and other current assets                                        139               216
                                                                                     ---               ---
        Total current assets                                                       1,702             3,659

Fixed assets, net                                                                     14                28
Other assets, net                                                                    110               458
Reorganization value in excess of amounts allocable to identifiable assets            --             2,932
                                                                                      --             -----
                                                                                  $1,826            $7,077
                                                                                  ======            ======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                 $88              $126
    Accrued expenses                                                                 207               376
                                                                                     ---               ---
        Total current liabilities                                                    295               502

Accrued pension  and post employment liabilities                                      --             2,790
Deferred rent                                                                         36                --
Deferred federal income tax                                                          400               400

Commitments and contingencies

Stockholders' equity:
    Successor Common stock of $0.01 par value.
       Shares authorized 30,000,000; shares issued
       and outstanding 9,984,726 in 2002 and in 2001                                 100               100
    Paid in capital                                                                7,389             7,389
    Accumulated deficit                                                           (6,394)           (4,104)
                                                                                  -------           -------
        Total stockholders' equity                                                 1,095             3,385
                                                                                   -----             -----
                                                                                  $1,826            $7,077
                                                                                  ======            ======

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
For the years ended December 31, 2002 and 2001 and the periods
December 19 - December 31, 2000 and January 1 - December 18, 2000
(In thousands)

                                                                                                        Predecessor
                                                                   Successor Company                       Company

                                                                                           2000              2000
                                                            2002           2001        12/19 - 12/31    01/01 - 12/18
                                                            ---------------------------------------- ------------------------
Cash flows from operating activities:
Net income (loss)                                         $(2,290)       $(3,793)          $(311)       $81,079
Adjustments to reconcile net income (loss) to net cash
provided from (used in) operating activities:
Depreciation and amortization                                  14            127               5            801
Reorganized value in excess of amounts allocable to identifiable assets
          Amortization                                         --            210               8             --
          Favorable settlement/unclaimed bankruptcy checks     --            276              --             --
          Impairment                                        1,944             --              --             --
Officer stock compensation                                     --             --             750             --
Loss in equity of investee                                     42            907              --             --
Provision for losses on accounts receivable                   276             72              --             35
Realized gain on sale of European Operations                   --             --              --        (52,473)
Cumulative change in accounting principle                     988             --              --             --
Gain on debt extinguishment                                    --             --              --        (26,488)
Deconsolidation of German subsidiary                       (3,165)            --              --             --
Foreign currency (gains) losses related to German Pension Plan               312              --             --              --
Deferred income taxes                                          --             --              --            188
Fresh start accounting adjustments                             --             --              --         (3,771)
Changes in assets and liabilities:
(Increase) Decrease in prepaids                                77             --              --             --
(Increase) Decrease in receivables                             50             51             (12)        (4,303)
Increase in inventory                                          --             --              --            (53)
Increase (Decrease) in accounts payable and accrued expenses  (65)        (1,094)         (1,637)        12,568
Decrease in other liabilities and deferred credits             --             --              --         (3,487)
Other, net                                                    (27)            30             (24)        (1,293)
                                                              ----            --             ----        -------
Net cash provided from (used in) operating activities      (1,824)        (3,214)         (1,221)         2,803
Cash flows from investing activities:
Payments for fixed assets                                      --             --              --         (1,513)
Proceeds from sale of fixed assets                              9             24              --             --
Proceeds from sale of European Operations                      --             --              --         43,306
Investment in limited partnership                             545         (1,500)             --             --
Other, net                                                     --             --              --            432
                                                               --             --              --            ---
Net cash provided from (used in) investing activities         554         (1,476)             --         42,225

CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
continued

                                                                                                          Predecessor
                                                                         Successor Company                   Company
                                                             ----------------------------------------    -----------
                                                                                           2000              2000
                                                            2002           2001        12/19 - 12/31    01/01 - 12/18
                                                            -----------------------------------------  --------------

Cash flows from financing activities:
Payments on borrowings                                         --             --              --        (50,467)
Proceeds from borrowings                                       --             --              --         46,902
Debt extinguishment                                            --             --              --        (34,868)
Restricted cash for letters of credit                          --             --              --            (19)
                                                                                                            ----
Net cash provided from (used in) financing activities          --             --              --        (38,452)
Effect of foreign currency translation on cash                 --             --              --           (140)
                                                                                                           -----
Net increase (decrease) in cash and cash equivalents       (1,270)        (4,690)         (1,221)         6,436
Cash and cash equivalents at beginning of period            2,614          7,304           8,525          2,089
                                                                                                          -----
Cash and cash equivalents at end of period                 $1,344         $2,614          $7,304         $8,525
                                                           ======         ======          ======         ======

Cash payments for:
Interest                                                      $--            $--             $--          $341
Income taxes                                                  $--            $--             $--          $267

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIENCY)
The CattleSale Company and Subsidiaries
For the years ended December 31, 2002 and 2001 and the periods
December 19 - December 31, 2000 and January 1 - December 18, 2000 (In thousands)

                                                                                                       Accumulated
                                                        $1.00                                            Other
(Predecessor)                              Common     Preferred    Paid In      Retained    Treasury   Comprehensive
                                            Stock       Stock      Capital      Deficit       Stock    Income (Loss)      Total
                                         ------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 $ 5,248       $ 662    $ 212,733   $ (292,817)   $ (1,946)        $ (436)   $ (76,556)
-----------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary items              -           -            -       50,820           -              -       50,820
Debt extinguishment                                                                 26,488                                  26,488
Fresh start adjustments - gains                                                      3,771                                   3,771
                                                                                                                      -------------
   Net income after extraordinary items                                                                                     81,079
Foreign currency translation adjustment            -           -            -            -           -         (6,192)      (6,192)
Pension liability adjustment                       -           -            -            -           -          6,628        6,628
                                                                                                                      -------------
   Comprehensive income                                                                                                     81,515
Preferred Stock conversion                         -         (20)           -         (319)        339              -            -
Common issued to 401(k) plan                       -           -            -         (243)        261              -           18
Debt extinguishment                                -           -        2,624            -           -              -        2,624
Fresh start adjustments - reclassifications   (5,148)       (642)    (207,957)     212,401       1,346              -            -
Other                                              -           -            -         (101)          -              -         (101)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 18, 2000                   $ 100         $ -      $ 7,400          $ -         $ -            $ -      $ 7,500
-----------------------------------------------------------------------------------------------------------------------------------
(Successor)
Net loss                                           -           -            -         (311)          -              -         (311)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   $ 100         $ -      $ 7,400       $ (311)        $ -            $ -      $ 7,189
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                           -           -            -       (3,793)          -              -       (3,793)
Common stock unclaimed                             -           -          (11)           -           -              -          (11)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                   $ 100         $ -      $ 7,389     $ (4,104)        $ -            $ -      $ 3,385
-----------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                           -           -            -       (2,290)          -              -      $(2,290)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                   $ 100         $ -      $ 7,389     $ (6,394)        $ -            $ -       $1,095
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The CattleSale Company and Subsidiaries
For the years ended December 31, 2002 and 2001 and the periods
December 19 - December 31, 2000 and January 1 - December 18, 2000 (Dollars in thousands, except share data)


1.       Summary of Significant Accounting Policies

Liquidity and Going Concern

         The Company, then known as Datapoint Corporation, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on May 3, 2000 (the "Reorganization"). Prior thereto, it had conducted a hardware and software product and services business in the United States and Europe (the "European Operations"). The Company was the owner of United States Patents 5,008,879 and 5,077,732 (the "Patents") and had commenced patent infringement litigation in the United States District Courts for the Eastern and Southern Districts of New York (the "Patent Litigation").

         On December 5, 2000, the United States Bankruptcy Court for the District of Delaware (the "Court") approved the Company's Amended Plan of Reorganization (the "Plan"). Pursuant to the Plan, on June 30, 2000, the Company's European Operations were sold to Datapoint Newco 1 Limited, a United Kingdom company ("DNL") and, on June 18, 2000, the Dynacore Patent Litigation Trust (the "Trust") was formed to prosecute the Patent Litigation on behalf of the holders of units of beneficial interest in the Trust (the "Beneficial Interests"). Pursuant to the Plan, the Company is obligated to loan the Trust up to $1 million with interest at 12% per year (the "Trust Loan"). As of December 31, 2002, $793 had been advanced leaving an additional commitment of $207.

         From June 2000 through December 31, 2002, the Company had no significant revenue or cash producing activities and was actively seeking a merger or acquisition partner.

         On February 25, 2003, the Company acquired all of the limited liability company interests (the "Interests") in CS Livestock Commissions Co. LLC and CS Auction Production Co. LLC (collectively, the "Subsidiaries"). The Company, through the Subsidiaries, is now conducting a cattle auction and trading services business on the internet.

         Prior to its acquisition of the Subsidiaries in February 2003, a portion of the cash proceeds from the sale of the European Operations constituted substantially all of the Company's assets. These proceeds were held in a money market mutual fund pending use in an operating business. As of December 31, 2002, the Company had cash and cash equivalents of approximately $1.3 million. In addition, the Company had approximately $6 invested in a limited partnership, as more fully described in Note 4 below.

         From June 2000 through December 31, 2002, the Company had no significant revenue or cash producing activities. In order to maximize its liquidity so it could satisfy its obligation to the Trust of $1 million and retain sufficient working capital cash to attract a potential merger or acquisition partner, the Company implemented measures to conserve cash.

         In August 2002, the three senior officers of the Company agreed to receive Beneficial Interests in lieu of cash as compensation for their services during the period from June 30, 2002 through December 18, 2002. This resulted in cash savings to the Company of $209,981. Likewise, the Company's then four non-employee directors agreed to receive Beneficial Interests in lieu of their quarterly director fees through the end of the calendar year, resulting in cash savings to the Company of $30,000.

         In addition, the Company exercised an early cancellation option in the lease for its former European headquarters in Paris, France and downsized its San Antonio, Texas headquarters. The Company is currently attempting to sub-lease a portion of its New York office and is reviewing several other cost reduction options.

         Despite its cash saving measures, the Company does not believe that it will have sufficient cash resources to satisfy its cash requirements for 2003 without an infusion of additional cash. While the Company is actively exploring various opportunities, there can be no assurance that additional capital will be available or that the Company will be able to fulfill its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fiscal Year

         On June 30, 2000, the Company changed its fiscal year to a calendar year end in conjunction with the sale of its European Operations. For the period from January 1, 2000 to December 18, 2000, the Company is referred to as the "Predecessor Company." For all subsequent periods, the Company is referred to as the "Successor Company."

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, all of which were wholly-owned except Corebyte, Inc., which was 80% owned and the Trust, which was 56.5% owned as of December 31, 2000 and 2001. In August, 2002, the Company distributed approximately 12% of outstanding beneficial interests to three senior officers and four non-employee directors of the Company in lieu of cash compensation for their services for the period June 30, 2002 through December 18, 2002. The remainder of the Company's Beneficial Interests was distributed as a dividend to its stockholders of record on December 20, 2002 on the basis of .44569 of a Beneficial Interest for each share of Common Stock (with all fractional interests eliminated). As a result of the accumulation of the fractional Beneficial Interests, the Company retained ownership of 1,469 of the 9,977,690

Beneficial Interests outstanding as of March 13, 2003. Intercompany accounts and transactions have been eliminated upon consolidation.

         On October 31, 2002, the Company's German subsidiary filed for bankruptcy in the German courts. While the ultimate outcome of this action is unknown, the Company does not believe that it will have a material impact upon the Company's cash resources. As of that date, the Company ceased to consolidate the German subsidiary into its consolidated financial statements. Accordingly, cash of $14 and a pension liability of $3,179 were removed from the financial statements as of that date. The resulting $3,165 gain was classified as extraordinary.

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

Risk Concentration

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.

         At December 31, 2002 and 2001, approximately $1,301 and $2,534, respectively, of the Company's cash equivalents was invested in a money market mutual fund. The remainder of the Company's cash was in operational checking accounts.

Translation of Foreign Currencies

         Management determined that all of the Company's foreign subsidiaries operated primarily in local currencies, which represented the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries were translated into U.S. dollars using the exchange rate
                                       30
prevailing at the balance sheet date, while income and expense accounts were translated at average exchange rates during the year.

Reclassifications

         Certain reclassifications to the financial statements for prior years have been made to conform to the 2000 presentation. Unless stated otherwise, this includes all data related to the Predecessor Company's common stock which has been restated to reflect the equivalent number of shares of Successor Company Common Stock at the rate of .225177 shares of Successor Company Common Stock for each share of Predecessor Company common stock.

Revenue Recognition

         Between December 18, 2000 and February 25, 2003, the Company was involved in pursuing its patent rights through the Trust and in seeking a merger or acquisition partner, while its Corebyte subsidiary derived its revenue from the sale of internet based application software.

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

Net Income (Loss) per Common Share

         The following tables depict the computation of basic and diluted net income (loss) per common share. As a result of the Common Stock which was issued on December 18, 2000, all share data has been adjusted to reflect its issuance at the rate of .225177 shares of Common Stock for each share of old common stock.

Successor Company


                                               2002                           2001             12/19/00 -12/31/00
                                               ----                           ----             ------------------
                                                        Per                            Per                        Per
                                      Loss    Shares    Share        Loss    Shares   Share    Loss    Shares    Share
Loss before extraordinary
  credits and change in accounting
  principle                        $(2,526)                       $(3,793)                    $(311)
Cumulative effect of change in
  accounting principle                (988)                            --                        --
Extraordinary credits:
Deconsolidation of company
  subsidiary                         3,165                             --                        --
Write off of Reorganization
   excess                           (1,941)                            --                        --

Basic and Diluted                  $(2,290)   9,985    $(0.23)    $(3,793)   9,985 $(0.38)    $(311)    10,000    $(0.03)

         The per share computations for the years ended December 31, 2002, 2001, and 2000 exclude the following shares subject to stock options because their effect would have been antidilutive:

                                        2002      2001       12/31/00
                                        ----      ----       --------
    Stock options                       750         750         750



Predecessor Company

                                         01/01/00 - 12/18/00
                                         Income            Per
                                         (Loss)  Shares   Share
Income (loss)  before extraordinary
  Credit                               $50,820
Preferred stock dividends
  Accumulated                             (641)
Gain on the exchange and
  retirement of preferred stock             --
Extraordinary credits:
   Debt extinguishment                  41,563
   Fresh start adjustments               3,771
                                       -------
Basic                                  $95,513    4,146   $23.04
                                       -------   ------   ------

                                       01/01/00 - 12/18/00
                                       Income            Per
                                       (Loss)  Shares    Share
Income (loss)  before extraordinary
  credit                              $50,820
Preferred stock dividends
  accumulated                            (641)
Gain on the exchange and
  retirement of preferred stock           --
Extraordinary credits:
   Debt extinguishment                 26,488
   Fresh start adjustments              3,771

Dilutives:
    8 7/8% subordinated debentures      1,644       683
    Convertible preferred stock           641       289
                                     --------       ---
Diluted                               $82,723     5,118   $16.16

         For the period January 1, 2000 to December 18, 2000, the extraordinary credit-debt extinguishment was reduced by the "forgiveness" of the liquidation preference including dividends in arrears, of approximately $16.8 million offset by the approximately $1.8 million received by preferred stock holders of new Common Stock.

         The per share computations for the period ended December 18, 2000 exclude 796 shares subject to stock options because their effect would have been antidilutive.

Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such items which were applicable to the Company during the periods shown are foreign currency translation adjustments and minimum pension liability adjustments.

Goodwill and Other Intangible Assets

         Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS 142") was applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill which, for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets ("RVE"). Management believed that there was no economic impairment of RVE and consequently did not reduced RVE under the accounting standards applicable to 2001. SFAS 142, however, requires the value of goodwill be assessed using market conditions. This principally requires reference to the Company's stock price. The Company has no subsidiaries or divisions that meet the definition of a "reporting unit" as set forth in SFAS 142. Therefore, the impairment test must be applied on a Company-wide basis. The stockholders' equity at the beginning of 2002 exceeded the market capitalization of the Company by $988, necessitating a noncash impairment charge of that amount. This charge has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended December 31, 2002.

         At December 31, 2002, stockholders' equity, not including RVE, exceeded the Company's market capitalization. This necessitated an impairment charge for the remaining RVE of $1,941. Had the pension liability of the Company's German subsidiary not been eliminated by the deconsolidation resulting from the subsidiary's bankruptcy, the impairment charge would not have been necessary. The RVE arose because of the existence of the pension liability, for which there was, at the time, a significant expectation that the Company would eventually not be liable. Because of the linkage of the RVE and the German pension liability, both at its inception and its impairment, the impairment of the RVE was classified as an extraordinary charge to correspond to the extraordinary credit recorded for the deconsolidation of the German subsidiary.

         Had SFAS 142 been in effect for the year ended December 31, 2001, the Company's net loss for that year would have been $4,571, $778 more than the reported $3,793. The effect on the two periods in 2000 would have been immaterial.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       Sale of European Operations

         On April 19, 2000, the Company entered into an agreement with DNL for the sale of the European Operations. The agreement contemplated, among other things, that the Company would file for reorganization pursuant to Chapter 11 and that the sale would be subject to the approval of the Court.

         The Company filed for reorganization on May 3, 2000. On June 15, 2000, the Court approved the sale which was consummated on June 30, 2000. The adjusted purchase price was $45.125 million.

         As a result of the sale, the Company recorded a gain of approximately $52.5 million during the period ended December 18, 2000. Included in this amount were transaction costs and professional fees relating to both the sale and the bankruptcy proceeding described in Note 3 of approximately $1.4 million, as well as $1.2 million representing the settlement of Officers Administrative Claims pursuant to the Plan.

3.       Reorganization Plan

         Reorganization Under Chapter 11

         On May 3, 2000, the Company filed a petition for relief under Chapter 11 as a result of defaults on certain semi-annual interest payments, recurring operating losses and cash flow problems. Under Chapter 11, substantially all pre-petition liabilities of debtors are subject to settlement under a plan of reorganization. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the United States Bankruptcy Court.

         On December 5, 2000, the Court approved the Company's Plan and, on December 18, 2000, the Trust was formed, the rights to the Patent Litigation were transferred to it and all of the then existing debt and equity in the Company was cancelled.

         The sum of $34.8 million, a portion of the proceeds from the sale of the European Operations, was distributed to Debenture holders and the Company's other unsecured creditors.

         Ten million shares of common stock, par value $.01 per share, in the reorganized corporation (the "Common Stock"), as well as ten million beneficial interests in the Trust (the "Beneficial Interests"), were issued, as follows:

         (i) Debenture holders and the Company's other unsecured creditors received 25% of the shares of Common Stock and 40% of the Beneficial Interests;

         (ii) Holders of the Predecessor's Company's preferred stock, par value $1.00 per share, received 23.5% of the shares of the Common Stock and 3.5% of the Beneficial Interests;

         (iii) Holders of the Predecessor's Company's common stock, par value $.25 per share, received 41.5% of the shares of Common Stock;

         (iv) Members of the Company's management received 10% of the shares of Common Stock; and

         (v) The Company received the remaining 56.5% of the Beneficial
Interests.

         For the year ended December 31, 2001, the Trust was accounted for as a consolidated subsidiary of the Company. As such, the amount of the Trust Loan was eliminated in consolidation for the year ended December 31, 2001 and Trust expenses of $262 were included in the Company's Consolidated Statements of Operations. None of the Trust expenses were allocated to the 43.5% minority interest because the minority interest had no obligation to fund cumulative losses of the Trust. Future income of the Trust, if any, will be paid entirely to the Company until the Trust Loan and accrued interest has been fully recovered.

         In August 2002, the Company transferred approximately 12% of the outstanding Beneficial Interests to certain of its officers and directors in lieu of cash compensation for their services for the period from June 30, 2002 through December 18, 2002.

         On December 18, 2002, the Company declared a dividend payable to its stockholders of record on December 20, 2002. The dividend was payable in the remainder of the Company's Beneficial Interests on the basis of .44569 of a Beneficial Interest for each share of Common Stock (with all fractional interests eliminated). As a result of the accumulation of the fractional Beneficial Interests, the Company retained ownership 1,469 of the 9,977,690 Beneficial Interests outstanding as of March 13, 2003.

         As of December 31, 2002, the $793 Trust Loan was classified as a receivable. The probability of collection is dependent upon the success or favorable settlements of the Patent Litigation. On February 11, 2003, the defendants motion for summary judgment was granted. If this decision is not reversed, the Trust will be precluded from further pursuit of the litigation. The Trust intends to appeal this decision. In view of the summary judgment, an allowance for the full amount of the Trust Loan has been recorded; the Trust Loan and accrued interest are fully reserved and carried on the balance sheet at $0.

         As a consequence of these ownership changes, the Company continued to account for the Trust as a consolidated subsidiary until the transfer of Beneficial Interests to the officers and directors in August 2002. At that point, the Company began accounting for the Trust as an equity method investee. Following the December 18, 2002 dividend of the Beneficial Interests, the Company accounted for its advances to the Trust as loans to another entity. As amounts were loaned or required to be loaned for costs incurred, an immediate bad debt loss was recorded for Trust expenses. The practical result was that for all times during the year the Company recorded Trust expenses as its own. The total amount of $532 is shown as one line item labeled Patent Litigation Trust expenses.

         Fresh Start Reporting

         Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company prepared its consolidated pro forma balance sheet as of December 18, 2000 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent (50%) of the voting shares of the emerging entity. Under this reporting basis, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the consolidated pro forma balance sheet as of December 18, 2000 represented that of a successor company, which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

         The Company estimated the fair value of the reorganized entity based upon the issuance of ten million shares of Common Stock at a value of $.01 per share pursuant to the approved Plan. While the estimated reorganization value of the Company was primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects were subject to further refinement or adjustment. Current assets were recorded at their book value, which the Company believes approximated fair value. Equipment and other fixed assets were recorded at their fair value as estimated by management after considering replacement cost or potential sales value. Intellectual property was revalued as estimated by management after considering its remaining life.

         For Fresh Start reporting purposes, the Corebyte software was valued at zero. After the revaluation of the reorganized Company was completed, an intangible asset of $3.8 million reflecting the reorganization value in excess of identifiable assets was established, which was being amortized on a straight-line basis over 15 years. Subsequently, during the first quarter ended March 31, 2001, a favorable settlement of certain contested bankruptcy claims existing at the Fresh Start date resulted in a gain of $140 which was applied directly to the intangible asset. In addition, the Company obtained clarification of certain issues relating to its German subsidiary's obligations for the payment of disability benefits and related insurance coverage for former employees. As a result, management reversed a reserve of $350 that had been established at the December 18, 2000 fresh start date. The reduction of this estimated liability was applied directly to the intangible asset in the fourth quarter of 2001. Also during the fourth quarter of 2001, $135 representing unclaimed bankruptcy checks and Common Sock was likewise applied directly to the intangible asset. At December 31, 2001, the intangible asset was $3,150 less accumulated amortization of $218 resulting in a net balance of $2,932. The estimated $7,500 reorganization value of the Company exceeded the identifiable net assets primarily because of the pension and other post-employment obligations of the German subsidiary, which are not obligations of the parent Company, except in substance, to the extent of a percentage of certain future revenues, if any, earned in certain European countries.





                                                                                                                Reorganized
                                                                                                              Balance Sheet
                                                           Prior to            Debt            Fresh Start           as of
                                                         Reorganization   Extinguishment       Adjustments    Dec. 18, 2000
Assets

Current assets:
    Cash and cash equivalents                                   $43,393          (34,868)               --           $8,525
    Restricted cash and cash equivalents                            317               --                --              317
    Accounts receivable, net                                        347               --                --              347
    Prepaid expenses and other current assets                       129               --                --              129
                                                                    ---               --                --              ---
Total current assets                                             44,186          (34,868)               --            9,318

Fixed assets, net                                                   108               --                --              108
Other assets, net                                                   746             (207)               --              539
Reorganization value in excess of identifiable assets                --               --             3,775            3,775
                                                                     --               --             -----            -----
                                                                $45,040          (35,075)            3,775          $13,740
                                                                =======          ========            =====          =======

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                               $180               --                --             $180
    Liabilities subject to compromise                            61,348          (61,031)               --              317
    Accrued expenses                                              3,710           (1,426)               --            2,284
    Income taxes payable                                             20               --                --               20
                                                                     --               --                --               --
        Total current liabilities                                65,258          (62,457)               --            2,801

Other liabilities                                                 5,165           (1,730)                4            3,439

Commitments and contingencies

Stockholders' equity (deficit):
    Predecessor Preferred stock                                     642               --              (642)              --
      Predecesssor Common stock                                   5,248               --            (5,248)              --
    Successor Common stock                                           --               --               100              100
    Paid in capital                                             212,733            2,624          (207,957)           7,400
    Retained equity (deficit)                                  (242,660)          26,488           216,172               --
    Treasury stock, at cost                                      (1,346)              --             1,346               --
                                                                 -------              --             -----               --
        Total stockholders' equity (deficit)                    (25,383)          29,112             3,771            7,500
                                                                --------          ------             -----            -----
                                                                $45,040          (35,075)            3,775          $13,740

4.       Investment in Limited Partnership

         On May 1, 2001, the Company invested $1,500 in a limited partnership (the "Partnership") whose general partner is an affiliate of certain members of the Company's management. All management and incentive fees associated with the Company's investment in the Partnership were expressly waived. The Partnership's primary purpose was to invest in a company in the natural resource industry. The Partnership's holdings in that company were liquidated in May 2002. At that time, the Company owned approximately 55% of the Partnership and its share of the Partnership's capital was approximately $551, of which $545 was returned in June 2002. The Partnership accounted for its investments at fair value and changes in fair value were reflected in the its net income for the period. The Company carried its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the Partnership's earnings and losses was included in the determination of the Company's net income. The Company's approximate share of the Partnership's loss for the years ended December 31, 2002 and 2001 was $42 and $907, respectively, and is included in non-operating income/(expense) on the statement of operations. The remaining investment of $6 is reflected as a short term investment as of December 31, 2002.

5.       Restructuring Costs

During the periods listed below, the Company incurred restructuring costs, as shown, in connection with its Reorganization. Restructuring charges relating to payroll costs are not recorded until specific employees are determined (and notified of termination) by management in accordance with the Company's overall restructuring plan. Other restructuring costs are not recorded until management has committed to an exit plan and all significant actions to be taken have been identified and significant changes to the plan are not likely.

                               Successor Company             Predecessor Company
                        ----------------------------------   -------------------
                                               12/19/00 -          01/01/00 -
                        2002      2001         12/31/00            12/18/00
                        --------- -------- ---------------   -------------------
Restructuring costs     $15       $233           $22                  $0

         For the year ended December 31, 2002, the Company's restructuring costs related to insolvency and liquidation procedures for its German subsidiary. At December 31, 2002, accrued but unpaid restructuring costs were $13, which will be paid during the first and second quarters of 2003.

         For the year ended December 31, 2001, the Company's restructuring costs of $233 arose in connection with severance obligations ($183) and closing the Paris office. At December 31, 2001, accrued but unpaid office closing restructuring costs were $50, which were paid during the first and second quarters of 2002.

         For the period ending December 31, 2000, the Company had restructuring costs of $22 related to its downsizing efforts after its emergence from bankruptcy.

         A rollforward of the restructuring accrual from December 18, 2000 through December 31, 2002 is as follows:

Predecessor Company                                                    Total
--------------------                                                   -----
Restructuring accrual as of December 18, 2000                            $32
                                                                         ===

Successor Company                                                      Total
-------------------                                                    -----
Restructuring accrual as of December 18, 2000                            $32
Additions                                                                 22
Payments (3)

Restructuring accrual as of December 31, 2000                            $51
Additions                                                                233
Payments (234)

Restructuring accrual as of December 31, 2001                            $50
Additions                                                                 15
Payments (52)

Restructuring accrual as of December 31, 2002                            $13
                                                                         ===


6.       Non-operating Income (Expense)

                                                   Successor Company              Predecessor Company
                                       ----------------------------------------- ---------------------------

                                                                  12/19/00 -                01/01/00
                                          2002          2001      12/31/00                  12/18/00
                                       ---------- --------------- -------------- ---------------------------
Interest earned                             $25         $248             $19                $1,510
Imputed interest                             49           54             --                   --
Interest expense from PLT                    --           --             --                   --
Foreign currency gains (losses)             (275)        136            (135)                  317
Equity in loss of limited partnership        (42)       (907)            --                   --
Other                                        --          (3)             --                     97
                                             --          ---             --                   --
                                           $(243)      $(472)          $(116)               $1,924
                                           ======      ======          ======               ======

7.       Income Taxes

         The provision for taxes consisted of the following:


                                                           Successor                         Predecessor Company
                                                            Company
                                        ---------------------------------------------- ------------------------------
                                                                         12/19/00-
                                             2002          2001           12/31/00           01/01/00 - 12/18/00
                                        ------------- -------------- ----------------- ------------------------------
Income  (loss)  before income taxes and
extraordinary credit:                       $(2,526)      $(3,793)          $(311)                  $50,538

    U.S.                                          --            --              --                  (1,138)
                                         ------------- -------------- ----------------- ------------------------------
    Outside the U.S.                        $(2,526)      $(3,793)          $(311)                  $49,400
                                        ============= ============== ================= ==============================

U.S. federal:
    Current                                       $--           $--             $--                  $--
Outside the U.S.:
    Current                                       --            --              --                    (257)
    Deferred                                      --            --              --                  (1,163)
                                         ------------- -------------- ----------------- ------------------------------
Total provision                                   $--           $--             $--                $(1,420)
                                        ============= ============== ================= ==============================


                                                        Successor Company                     Predecessor Company
                                            2002         2001     12/19/00 -12/31/00           01/01/00 -12/18/00
                                        ----------- ------------- --------------------- ------------------------------

Income taxes  at statutory rate          $(884)        $(1,327)           $(109)                    $17,290
Increase in taxes resulting from:
Benefit  of  U.S.   tax  loss  not          883           1,320              106                     20,279
recognized
Tax basis in excess of book  basis           --              --               --                   (38,710)
on disposal of assets
Foreign     losses    and    other           --              --               --                        708
transactions   on   which   a  tax
benefit could not be recognized
Effect  of  federal  tax rate less           --              --               --                        150
than  (greater  than)  foreign tax
rates
Benefit    of    operating    loss           --              --               --                    (1,137)
carryforwards
Other, net                                    1               7                3                         --
Provision for income taxes                   $--             $--              $--                  $(1,420)

         The primary components of deferred income tax assets and liabilities are as follows:

                                                    2002              2001
                                                   ----              ----
  Deferred income tax assets:
  Loss and credit carryforwards                   $50,672           $62,072
  Other                                               304               346
                                                      ---               ---
                                                   50,976            62,418
  Less Valuation allowance                         50,976            62,418
                                                   ------            ------
                                                      --                 --
  Deferred income tax liabilities:
  Accrued retirement costs                          (400)             (400)
                                                    -----             -----
  Net deferred income tax asset (liability)        $(400)            $(400)
                                                   ======            ======

         The valuation allowance decreased by $11,443 in 2002 and increased by $1,431 in 2001.

         Despite the current estimate, it is possible that some of the deferred tax assets will be realized in the future. Should this happen, the valuation allowance will be reduced.

         At December 31, 2002, the net deferred income tax liability of $400 was presented in the balance sheet, based on tax jurisdiction, as other liabilities of $400. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdictions prior to the expiration of loss and credit carryforwards. The Company intends to utilize qualified tax planning strategies, if necessary, to utilize deferred tax assets where valuation allowances have not been provided. Management believes that, more likely than not, deferred tax assets will not be fully realized in the future and have therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

         At December 31, 2002, the Company had tax operating loss carryforwards for U.S. federal tax purposes approximating $116,000. Of this amount, $29,000 expires in years 2004 and 2005 and $87,000 expires in various amounts through year 2023. U.S. federal long-term capital loss carryforwards of $29,000 expire in various amounts beginning in 2004. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company. Management believes that no such change has occurred.

         The Company had unused alternative minimum tax credits for income tax purposes at December 31, 2002 of approximately $170 which may be used to offset the Company's future tax liabilities. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

8.       Accounts Receivable

         The Company has a receivable from Vugate, Inc. ("Vugate"), the buyer of its videoconferencing business. This receivable consists of a note with a remaining face amount of $268 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $211, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The Company imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis beginning in the first quarter of 2002. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible. An additional $2 is receivable from other parties.

         As of December 31, 2002, the Company had a $793 receivable from the Trust plus $67 of accrued interest. The collection of the receivable is solely dependent upon the success or favorable settlement of the Patent Litigation. In view of the summary judgment granted to the defendants in the Patent Litigation on February 11, 2003, an allowance for the full amount of the receivable was recorded as of December 31, 2002. The Company has not recorded the accrued interest as income.

         On September 23, 2002, DNL, with whom the Company has a royalty licensing arrangement, convened a meeting of its creditors to pass a resolution for its voluntary winding-up. At that time, the Company had a royalty receivable from DNL of approximately $16, which was net of an allowance of $71 for a billing dispute. Upon notification of the pending liquidation of DNL, the Company wrote off the receivable.

         In addition, included in the Company's long term assets was approximately $333 representing the present value of the expected royalty payments from DNL through the termination of the licensing arrangement. During the quarter ended September 30, 2002, an impairment adjustment for the full $333 was recorded as a result of the pending liquidation.

         Because of the lack of specific payment terms and comparable instruments, it is not practicable to estimate the fair value of the note receivable from Vugate except that the comparatively low market interest rates as of December 31, 2002 and 2001 make it likely that the fair value exceeds the carrying amount.

         It is also, not practicable to estimate the fair value of the loan receivable from the Trust. Because there is a remote possibility of recovery of some or all of the principal, the fair value does exceed the zero carrying value.

9.       Fixed Assets

                                                           Accumulated
                                                  Cost    Depreciation      Net
December 31, 2002
Property, plant and equipment:
Leasehold improvements                            $ 4         $ 4          $--
Machinery, equipment, furniture and fixtures       24          10           14
                                                   --          --           --
                                                  $28         $14          $14
                                                  ===         ===          ===

                                                            Accumulated
                                                           Depreciation
                                                  Cost                      Net
December 31, 2001
Property, plant and equipment:
Building and leasehold improvements                $6         $ 2          $ 4
Machinery, equipment, furniture and fixtures       60          36           24
                                                   --          --           --
                                                  $66         $38          $28
                                                  ===         ===          ===

         During the first and second quarters of 2001, the Company sold its excess office furniture and fixtures. The net sale proceeds from this was approximately $24, which is reflected as a decrease in "Cost."

10.      Lease Commitments

         The Company leases certain facilities and equipment under various leases. Substantially all of the leases are classified as operating leases. Rental expense for operating leases is as follows:

                                               Successor Company
                           -----------------------------------------------------
                                       2002                           $279
                                       2001                           $256
                               12/19/00 to 12/31/00                    $ 6

                                              Predecessor Company
                           -----------------------------------------------------
                                1/1/00 to 12/18/00                   $2,048

         Most of the leases contain renewal options for various periods and require the Company to maintain the property. Certain leases contain provisions for periodic rate adjustments to reflect Consumer Price Index changes.

         At December 31, 2002, future minimum lease payments for all noncancelable leases totaled $1,290 and were payable as follows:

                                       2003                           $234
                                       2004                           $210
                                       2005                           $207
                                       2006                           $221
                                       2007                           $222
                                  2008 and after                      $417

11.      Payables to Bank

         At December 31, 2002, no lines of credit or other credit facilities were in place with any banks or financial institutions.

12.      Accrued Expenses

                                                              2002        2001
                                                              ----        ----
Salaries, commissions, bonuses and other benefits              $50         $74
Accrued professional fees                                      136         174
Other                                                           21         128
                                                                --         ---
                                                              $207        $376
                                                              ====        ====

13.      Stockholders' Equity (Deficit)

         Changes in other comprehensive income are as follows:
(all Predecessor Company related)
                                                          Foreign
                                        Pension           Currency
                                       Liability         Translation
                                       Adjustment         Adjustment      Total
                                  ------------------- ----------------- --------
Balance at December 31, 1999            $(6,628)           $6,192        $(436)
Annual adjustments                        6,628            (6,192)         436
Tax effect                                   --                --           --
                                             --                --           --
Balance at December 18, 2000                 $--               $--         $--
                                             ===               ===         ===

14.      Stock Option Plans

         All of the Company's then outstanding stock options and stock option plans were cancelled as of December 18, 2000 upon the adoption of the Plan.

         As part of the Plan, the new non-employee members of the Company's Board of Directors were each granted options to purchase 50,000 shares of Common Stock and Messrs. Edelman, Agranoff and Krumb were granted options to purchase 300,000, 175,000 and 75,000 shares of Common Stock, respectively. The options, which were not issued pursuant to a stock option plan, vested immediately, have an exercise price of $.75 and a ten year term.

Options to purchase 734,505 shares of common stock outstanding under the Company's 1997 Employee Stock Option Plan were cancelled under the Plan, as were options under the Company's 1996 Director Stock Option Plan.

Predecessor Company

                                                   Employee Stock Option Plans                Director Stock Option Plans
                                          -------------------------------------------- ----------------------------------------
                                          Price Range            Number of Shares      Price Range          Number of Shares
                                                           ---------------------------                 ------------------------
                                          of Shares        Under           Available       Of Shares   Under OptionAvailable for
                                          Under Option     Option          for Option     Under Plan                   Option
                                          ---------------- ------------ -------------- --------------- ----------- ------------

Outstanding at December 18, 1999             $4.17-32.19      734,505      520,226        $5.28-7.23      61,923      118,217
Exercised                                             --           --           --                --          --           --
                                                      ==           ==           ==
Canceled                                      4.17-32.19     (734,505)    (520,226)       $5.28-7.23     (61,923)    (118,217)
Granted                                               --           --           --                --          --           --
Outstanding at December 18, 2002                      $--          --           --                $--         --           --
                                                      ===          ==           ==                ===         ==           ==

Successor Company

                                                   Employee Stock Option Plans                Director Stock Option Plans
                                          -------------------------------------------- ----------------------------------------
                                          Price Range            Number of Shares         Price Range       Number of Shares
                                                           ---------------------------                 ------------------------
                                          of Shares        Under           Available       of Shares    Under Option  Available
                                          Under Option     Option          for Option     Under Plan                 for Option
                                          ---------------- ------------ -------------- --------------- ------------ -----------

Outstanding at December 18, 2000               $--                 --           --             $--             --        --
Granted                                       .75             550,000      950,000            .75         200,000        --
Canceled                                       --                  --           --             --              --        --
                                               --                  --           --             --              --        --
Outstanding at December 31, 2000             $.75             550,000      950,000           $.75         200,000        --
                                             ====             =======      =======           ====         =======        ==
Granted                                        --                  --           --             --              --        --
Canceled                                       --                  --           --             --              --        --
                                               --                  --           --             --              --        --
Outstanding at December 31, 2001             $.75             550,000      950,000           $.75         200,000        --
                                             ====             =======      =======           ====         =======        ==
Granted                                        --                  --           --             --              --        --
Canceled                                       --                  --           --             --              --        --
                                               --                  --           --             --              --        --
Outstanding at December 31, 2002*            $.75             550,000      950,000           $.75         200,000        --
                                             ====             =======      =======           ====         =======        ==

*Balance reflects the officers contractual obligations as described above.

         The FASB issued Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") which requires either recognition or disclosure of a charge for the value of stock options granted. The Company adopted this statement in 1997 and has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 and make the footnote disclosures required by SFAS No. 123. Accordingly, no compensation cost was recognized for the stock option plans.

(In thousands, except per share amounts)

                                                                      Successor Company                 Predecessor Company
                                                           ---------------------------------------- ----------------------------
                                                                                       12/19/00 -
                                                               2002          2001       12/31/00        01/01/00 - 12/18/00
                                                               ----          ----       --------        -------------------
Net income (loss)                    - As reported          $(2,290)        $(3,793)      $(311)              $81,079
                                     - Pro forma             (2,290)         (3,924)       (387)               80,612
Basic earnings (loss) per share      - As reported            $(.23)          $(.38)      $(.03)               $23.04
                                     - Pro forma               (.23)           (.39)       (.04)                19.45

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during the years ended December 31, 2002 and 2001 or the period January 1, 2000 through December 18, 2000.

     12/19/00 - 12/31/00
Risk-free interest rate
     Employee options                                            5.19%
     Director options                                            5.19%
Expected dividend yield
     Employee options                                            0
     Director options                                            0
Expected volatility
     Employee options                                             .996
     Director options                                             .996
Expected lives
     Employee options                                            6
     Director options                                            3
Weighted average remaining contractual life
     Employee options                                           10
     Director options                                           10

         The weighted average fair value of options granted for the employee and director stock option plans granted between December 19, 2000 and December 31, 2000 was $.35.

         The following is summarized information about stock options outstanding as of December 31, 2002:

Range of Exercise Prices                                         $0.75

Number of shares outstanding                                   750,000

Weighted average exercise price of shares outstanding            $0.75

Weighted average remaining contractual life                  8.0 years

Number of shares exercisable                                    50,000

Weighted average exercise price of shares exercisable            $0.75

15.      Operating Segments and Geographic Operations
         (all Predecessor Company)

         Operating Segment Information

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by operating segment and geographical area. Prior to its reorganization under the Plan, the Company engaged in the development, acquisition, marketing, servicing and system integration of computer and communication products - both hardware and software. The Company's then Chief Operating Decision Maker (CODM) assessed performance and allocated resources based on a geographic reporting structure. Substantially all of the Company's operations consisted of ten European subsidiaries and to a lesser extent domestic operations. Reportable operating segments under SFAS No. 131 included the Company's subsidiaries residing in Sweden, the United Kingdom, France and Belgium. Each of these subsidiaries functioned as value-added resellers of networking and telephony products.

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

         The following table presents certain information regarding the Company's reportable operating segments for the period of January 1 to December 18, 2000. For the periods after December 18, 2000, there were no reportable separate segments.

Revenue                         Segment Profit (Loss)
Sweden                $20,204   Sweden                               $2,111
United Kingdom         14,075   United Kingdom                          658
France                  7,057   France                                 (441)
Belgium                 3,114   Belgium                                  55
Corporate and Other    18,625   Corporate and Other                  (5,387)
Eliminations             (119)

   Total               $62,956  Operating Income (Loss)              (3,004)
                       =======  Interest Expense                     (1,993)
                                  Other Non-Operating Income, net    54,397
                                    Income Before Income Taxes
                                     and Extraordinary Credit       $49,400
                                                                    =======

Capital Expenditures:                 Depreciation:
Sweden                    $110        Sweden                          $139
United Kingdom             432        United Kingdom                   311
France                      36        France                            54
Belgium                     95        Belgium                           37
Corporate and Other        840        Corporate and Other              260
                        -------                                        ---
   Total                 $1,513           Total                       $801
                         ======                                       ====

   Assets:
   Sweden                                            $--
   United Kingdom                                     --
   France                                             --
   Belgium                                            --
   Corporate and Other                            13,740
   Eliminations                                       --
                                                 -------
      Total                                      $13,740
                                                 =======
         Geographic Operations

The following geographic area data includes trade revenues and fixed assets for the period January 1 to December 18, 2000:

Revenue - unaffiliated customers:
United States - domestic                                           $458
                      -- export sales                               496
Europe                                                           62,002
Other International                                                  --
                                                                     --
   Total revenue from unaffiliated customers                     62,956
Revenue - Intercompany:
United States                                                       116
Europe                                                                3
Eliminations                                                       (119)
                                                                   -----
  Total consolidated revenue                                    $62,956
                                                                =======

Fixed Assets:
United States                                                      $108
Europe                                                               --
                                                                     --
  Total fixed assets                                               $108
                                                                   ====

16.      Retirement Income Plans

         Retirement expenses incurred by the Company were as follows:

                                    Successor Company        Predecessor Company
                                                 12/19/00 -        01/01/00 -
                                2002      2001   12/31/00          12/18/00
                                ---------------------------- -------------------
U.S.:
  Matching contributions        $2         $4       $--               $23
Outside the U.S.:
  Defined benefit plans        142        158       14              1,461
  Other plans                   --         --       --                331
                               ---         --       --              ------
                               142        158       14              1,792
                               ---        ---       --              -----
                              $144       $162      $14             $1,815
                              ====       ====      ===             =======

         U.S. Plans

         The Company has a 401(k) retirement and savings plan which covers all full-time employees who have been employed for at least twelve months. The Company's retirement and savings plan contribution has been a 25% matching contribution for employee contributions up to 5% of each employee's compensation. At the Board's discretion, the Company may also contribute a profit sharing amount to the plan that is contingent upon the performance level of the Company.

         The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may make contributions on an annual, individual basis, allocated on a pro-rata basis according to the participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. The last stock contribution the Company made to the plan was for the fiscal year ended August 2, 1997, for credit to the accounts of various executive officers. Under the terms of the plan, benefits accrue to the various executive officers upon satisfaction of the plan's vesting criteria, which is based upon length of employment with the Company.

         Plans Outside the U.S.

         Prior to the sale of its European Operations, most of the Company's foreign subsidiaries provided retirement income plans which conformed to the practice of the country in which they did business, some of which were government sponsored plans. The types of company-sponsored plans in use were defined benefit and defined contribution.

         Five of the Company's former subsidiaries utilized defined benefit plans with employee benefits generally being based on years of service and wages near retirement. The plans covered all full-time employees who had been employed for at least twelve months. Obligations were funded primarily through (a) fixed rate of return investments, mostly insurance policies, (b) equity funds for the portion of the United Kingdom's plan assets which were invested in the Edelman Value Fund, Ltd., and (c) for Germany, where reserves were established for the obligations. The trustees of the Company's former United Kingdom operating subsidiary's defined benefit pension plan had implemented an investment strategy which included an investment of approximately $6.5 million, $6.4 million and $7.2 million, respectively, in the Edelman Value Fund, Ltd., a related party, as of June 30, 2000, December 31, 1999 and July 31, 1999. The United Kingdom's defined benefit plan was capped and was converted to a defined contribution plan in fiscal year 1993. During 1997, the Belgian defined benefit pension plan was closed to new employees and a defined contribution plan initiated. During 1999, the Swiss defined benefit plan was terminated. On June 30, 2000, as a result of the sale to DNL, the Netherland's and United Kingdom's plans were assumed by DNL.

         The Company's former United Kingdom operating subsidiary had a defined contribution plan. The plan covered all full-time salaried employees who had been employed for at least 12 months and contributions were based upon a percentage of compensation. Obligations under this plan were funded primarily through deposits in pooled investments.

         As part of the sale to DNL, the Company's German subsidiary assumed the liability for the pension, including disability benefits for all German employees who did not transfer to DNL. Presently, the German subsidiary has no revenue or cash inflow stream and is not expected to derive any significant amounts of revenue or cash inflows in the foreseeable future. While the pension liability was reflected in the Company's consolidated financial statements, this obligation remained with the German subsidiary.

         Subsequent to the sale to DNL, the monthly pension payments were funded from amounts received pursuant to a royalty licensing arrangement with DNL. Given the pending liquidation of DNL, as more fully described in Note 8 "Accounts Receivable," the Company was unable to make the September 2002 pension payment and is unlikely to be able to continue to make future pension payments. Subsequent to September 30, 2002, the Company engaged German counsel for advice in this matter, including initiating insolvency and/or liquidation procedures for the German subsidiary.

         On October 31, 2002, the German subsidiary filed for bankruptcy in the German courts. While the ultimate outcome of such action is unknown at this time, the Company does not believe that such action will have a material impact upon the Company's cash resources. As of that date, the Company ceased to consolidate the German subsidiary into the Company's consolidated financial statements. Accordingly, the pension liability of $3,179 was removed from the financial statements as of that date and was included in the determination of the related extraordinary gain.

         Expenses of the defined benefit plans were as follows:


                                                      Successor Company                 Predecessor Company
                                                                    12/19/00 -              01/01/00 -
                                               2002     2001        12/31/00                12/18/00
                                               ---------------------------------       ---------------------

Service Cost                                   $--         $--          $--                  $    484
Interest Cost                                 142         158           14                      1,219
Expected return on plan assets                 --          --           --                       (895)
Amortization of transition obligation          --          --           --                         14
Amortization of net actuarial  loss            --          --           --                        639
                                               --          --           --                   --------
Total                                        $142        $158          $14                   $  1,461
                                             ===================================             ========

         Obligation and asset data for the defined benefit plans at December 31, 2002 and 2001 were as follows:

Change in benefit obligations                       2002            2001
-----------------------------                       ----            ----
Benefit obligation at beginning of period          $2,763          $2,837
     Service cost                                      --              --
     Interest cost                                    142             158
     Benefits paid by employer                        (48)            (65)
     Foreign exchange (gain) loss                     311            (161)
     Actuarial (gain) loss                             48              (6)
     Deconsolidation of subsidiary                 (3,216)             --
                                                   -------             --
Benefit obligation at end of period                    $--         $2,763
-----------------------------------                    ---         ------

Change in plan assets
Fair value of plan assets at beginning of period       $--             $--
    Actual return on plan assets                       --              --
    Benefits paid from plan assets                     --              --
                                                       --              --
Fair value of plan assets at end of period             $--             $--
                                                       ---             ---

Funded Status                                          $--        $(2,763)
-------------
    Unrecognized net actuarial (gain) loss             --             (11)
    Unrecognized prior service cost                    --              --
    Unrecognized transition obligation                 --              --
                                                       --              --
Net amount recognized                                  $--        $(2,774)
                                                       ===        ========

Amounts recognized in the balance sheet consist of:
     Accrued retirement, non-current                   $--        $(2,774)
     Prepaid benefit cost                              --              --
     Deferred tax asset                                --              --
     Accumulated other comprehensive loss              --              --
                                                       --              --
Total                                                  $--        $(2,774)
                                                       ===        ========

         The defined benefit obligation for the German pension plan was determined at the October 31, 2002 deconsolidation date using an assumed discount rate of 5.0%, as of December 31, 2001 using 6%, and an assumed average cost of living benefit increase of 2% in 2001. An assumed weighted average expected rate of return on plan assets was not applicable in 2002 and 2001. Since the German's pension plan is unfunded, the benefit obligation exceeds plan assets at the end of December 31, 2001.

17.      Certain Relationships and Related Transactions

         Gerald N. Agranoff, the Company's Vice President and Secretary as well as its general counsel, is of counsel at the law firm Pryor Cashman Sherman & Flynn LLP. During the years ended December 31, 2002 and 2001 and the periods ended December 31, 2000 and December 18, 2000, the Company paid legal fees of $106 (of which $55 was accrued at December 31, 2002) , $233 (of which $70 was accrued at December 31, 2000), $0, and $420, respectively, to Pryor Cashman Sherman & Flynn LLP, for legal services provided by attorneys other than Mr. Agranoff.

         During the years ended December 31, 2002 and 2001 and the periods ended December 31, 2000, and December 18, 2000, the Company paid secretarial expenses of $64, $50, $0, and $45, respectively, to Canal Capital Corporation ("Canal Capital"). Asher B. Edelman, Vice Chairman of the Company's Board of Directors, serves as chairman of the board of directors of Canal Capital and Mr. Agranoff is also a member of the board.

         The Company, along with co-tenants Canal Capital and Plaza Securities Company LP, of which Mr. Edelman is the controlling general partner and Mr. Agranoff is a general partner, entered into an amendment of its New York office lease in February, 1999. While the Company is currently paying 50% of the monthly lease payment, each co-tenant of is jointly liable for the full lease obligation. The lease expires in October 2009 and the annual lease obligation for the entire premises is approximately $400.

         Joshua J. Angel, a member of the Company's Board of Directors, is the senior managing shareholder of Angel & Frankel, P.C. During the years ended December 31, 2002 and 2001 and the periods ended December 31, 2000, December 18, 2000, the Company paid legal fees of $0, $93, $0, and $484, respectively, to Angel & Frankel, P. C. for legal services.

18.      Contingencies

         From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability in relation to the financial position and results of operations.

19.      Acquisitions

         On July 27, 1999, the Company, through its subsidiary Corebyte Inc., acquired communication and networking software products providing internet and e-commerce applications. During the third quarter of 2001, the Company concluded that the Corebyte operation was no longer viable or profitable and discontinued its operations.

         On February 25, 2003, the Company acquired all of the limited liability interests (collectively, the "Interests") in both CS Livestock Commissions Co. LLC and CS Auction Production Co. LLC (collectively, the "Subsidiaries") from AEI Environmental, Inc. ("AEI").

         The Subsidiaries are headquartered in Hinsdale, Illinois and conduct a cattle auction trading service business accessible via the internet at the website www.cattlesale.com. Management believes that the Subsidiaries' products and services reduce transaction costs and improve information flow and market efficiencies in cattle production.

         Purchase Price

         The purchase price paid for the Interests consisted of:

         1,323,000 shares of Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") having the principal terms described below under the heading "Preferred Stock;" and

         9,593,168 shares of Common Stock, which equaled forty-nine percent (49%) of the outstanding shares of Common Stock, on a fully-diluted basis, immediately prior to the closing.

         The amount of consideration for the Interests was determined by negotiation, based on a mutual assessment by the Company and AEI of the value of the Subsidiaries' business and the real value of the Company's Common Stock. Further, the Acquisition was structured to avoid causing a negative impact on the Company's net operating loss carry-forward.

         The Company has not yet made a final determination of the monetary value that will be assigned to the purchase price for financial reporting purposes but believes that it will be between $400 and $1,000.

         The tangible assets and liabilities of the Subsidiaries are not significant. The purchase price, when finally determined, is expected to be allocated principally to the Subsidiaries' proprietary software and to goodwill. Management believes that the Subsidiaries' value substantially exceeds the value of their individual assets and liabilities because of the results of the Subsidiaries' efforts up to this point in refining its business model, establishing its workforce and network of field agents and creating awareness among potential customers. The goodwill and most of the software value is not expected to be amortizable for income tax purposes.

         Dividend to Shareholders

         Upon acquiring the Interests, the Company declared a dividend payable to the holders of record of its Common Stock on February 24, 2003 (the "Record Holders"). The dividend was payable in .02503 of a share of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") and .11287 of a share of Series B Preferred Stock per share of Common Stock. An aggregate of 250,000 shares of Series A Preferred Stock and 1,127,000 shares of Series B Preferred Stock were so issued (collectively, the "Dividend Shares"). The Series A Preferred Stock has the principal terms described below under the heading "Preferred Stock." The Dividend Shares were issued in escrow, as described below under the heading "Escrow of Dividend Shares."

         Escrow of Dividend Shares

         The Dividend Shares are being held in escrow by Asher B. Edelman, in the capacity of escrow agent for the benefit of the Record Holders, until such time as the Dividend Shares have been registered for sale under the Securities Act of 1933, as amended. The Company intends to file a registration statement with the Securities and Exchange Commission respecting the Dividend Shares, and the shares issued to AEI at the closing, as soon as practicable; however, the Company cannot anticipate when such a registration will become effective and the Dividend Shares released from escrow. During the period the Dividend Shares are held in escrow, the escrow agent shall have the power to vote the Dividend Shares on any matter submitted to the vote of the Company's shareholders.

         Preferred Stock

         The rights and preferences of the Series A Preferred Stock and the Series B Preferred Stock (collectively, the "Preferred Stock"), which each have a par value of $.01 per share, are as follows:

                  Dividends Dividends accrue and are cumulative from the date of issuance in an amount per annum equal to 2.5% per year per share and will be payable semi-annually, when, as and if declared by the Board of Directors. Dividends will be payable in cash, shares of Preferred Stock (valued at $10 per share) or shares of Common Stock (valued, (x) if there is a market for the Common Stock, at the average price of a share of Common Stock during the last thirty (30) days of trading, or (y) if there is not a market for the Common Stock, at $1.38 per share), or any combination thereof.

                  Conversion Each share of Preferred Stock is convertible at any time at the option of the holder into 7.25 shares of Common Stock.

                  Redemption At any time after the earlier of:

    o a merger or consolidation effecting the sale in one or a series of related transactions of all or substantially all of the Company's assets or a sale of more than fifty percent (50%) of the Company's outstanding voting securities, or

    o the realization by the Company of aggregate net proceeds in excess of $10,000,000 in connection with the sale of Common Stock pursuant to a public offering registered under the Securities Act of 1933, as amended (a "Qualified Public Offering"), the Preferred Stock will be redeemed by the Company for cash in an amount equal to the liquidation preference of $10 per share, plus accrued and unpaid dividends as of the redemption date; provided, however, that (i) the redemption of the Series B Preferred Stock will be subject to the rights and preferences of the Series A Preferred Stock, and (ii) not more than forty percent (40%) of the net offering proceeds of the Qualified Public Offering will be applied to the redemption of the Preferred Stock.

20. Pro Forma Financial Information (Unaudited)

         The accompanying unaudited pro forma condensed statement of operations of the Subsidiaries for the year ended December 31, 2002 gives effect to the acquisition of the Interests (see Note 19) as if it had occurred on January 1, 2002. The pro forma condensed statement of operations also gives effect to the deconsolidation of the Company's German subsidiary as if it had occurred on December 31, 2001.

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of the Interests been consummated as of January 1, 2002, nor is the information necessarily indicative of future operating results.



                                                                                                  Total              Pro
                     Pro Forma Revenue                         As Reported    CattleSale (3) Adjustments (1)        Forma
                     -----------------                         -----------    -------------- ---------------        -----

                                                                    --           5,847                --            5,847
Operating costs and expenses
Costs of sales                                                      --           5,747                              5,747
Selling, general and administrative                              1,387             580                              1,967
Trust expense                                                      532                                                532
Impairment of assets                                               349                                                349
Restructuring costs                                                 15           _____                                 15
                                                                    --                                                 --
Total operating cost and expenses                                2,283           6,327                              8,610
                                                                 -----           -----                              -----

Operating income (loss)                                        (2,283)           (480)                            (2,763)

Non-operating income (expense):
Interest income                                                     25               2                                 27
Interest expense                                                  (42)             (5)                                (5)
Equity in loss of limited partnership                                                                                (42)
Other, net                                                       (226)              12                              (214)

Income (loss) before income taxes and
   extraordinary credits and cumulative effect of
   change in accounting principle                              (2,526)           (471)                            (2,997)
Income taxes (benefit)                                              --              --                              --
                     -
Income (loss) before extraordinary credits and
   cumulative effect of change in accounting principle         (2,526)           (471)                            (2,997)

Extraordinary credits:
Deconsolidation of company subsidiary                            3,165                           (3,165)               --
Impairment  of  reorganization  value in excess  of  amounts
   allocable to identifiable assets                            (1,941)                             1,941               --
Cumulative effect of change in accounting principle              (988)                               988               --
Net income (loss)                                             $(2,290)         $ (471)             (236)          (2,997)
                                                              ========         =======             =====          =======

Net income (loss) per common share                              $(.12)          $(.02)            $(.01)           $(.15)
                                                                ======          ======            ======           ======

Average common shares outstanding:
        Basic and Fully Diluted (2)                         19,577,894

(1) Assumes extraordinary items and change in accounting principle occurred on December 31, 2001.
(2) On February 25, 2003, the date of the acquisition of the Interests, 9,593,168 additional shares of Common Stock were issued to the seller representing 49% of the outstanding shares.
(3) The Subsidiaries suspended their operations during the period of February through June 2002 in order to implement necessary operational changes and efficiencies.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

         The names, positions and offices with the Company of the current directors and executive officers of the Company are set forth below.

                                                                                                 Year First Elected
Name                                        Position
------------------------------------------- ---------------------------------------------------- --------------------

Edward L. McMillan                          Chairman of the Board                                       2003

Asher B. Edelman                            Vice Chairman of the Board                                  1985

Gerald N. Agranoff                          Vice  President,  Secretary,  General  Counsel  and
                                            Director                                                    1994

Joshua J. Angel                             Director                                                    2000

Phillip P. Krumb                            Vice President,  Chief Financial  Officer,  Interim
                                            Chief Executive Officer and Director                        1994

David W. Pequet                             Director                                                    2003

John D. Lane                                Director                                                    2003

Mark A. Margason                            Director                                                    2003

William K. Richardson                       Treasurer                                                   2003

         The Acquisition Agreement between the Company and AEI, pursuant to which the Company acquired the Interests, provided that, upon the closing of the acquisition, the Company's Board of Directors would be increased from seven members to eight, the then members of the Board would resign effective immediately, and by action taken pursuant to the Written Consent, four of the Company's former directors and four persons designated by AEI would be elected to serve as directors until their successors are elected and qualified. Messrs. Edelman, Agranoff, Angel and Krumb were re-elected to the Board. Messrs. McMillan, Lane, Margason and Pequet are newly elected.

         Further, the Acquisition Agreement provided that the persons named above were to be elected to the offices set forth opposite their names and they were duly elected by the new Board of Directors to do so.

         The principal occupations and business experience of each of the current directors and executive officers of the Company are described below. A description of AEI appears in Item 12 - Security Ownership of Certain Beneficial Owners and Management under the heading "Security Ownership of Certain Beneficial Owners."

         Edward L. McMillan, 56, a new member of the Board, will serve as Chairman of the Board and is a member of the Audit Committee. Mr. McMillan is a member of the AEI Board of Directors and is the retired President, Chief Executive Officer and Director of Purina Mills, Inc., the largest manufacturer and distributor of animal nutrition products in the United States. Mr. McMillan joined Purina Mills in 1969 and held various positions in marketing, product research, business development and diversified business management before being named President and CEO in 1987. Mr. McMillan is a prominent leader in the animal nutrition industry serving as Chairman of the Board of Directors for the American Feed Industry Association and the Prescription Feed Task Force. Mr. McMillan has received distinguished industry honors as the Agri-Marketer of the Year for the National Agri-Marketing Association; the Distinguished Service Award from the American Agricultural Editor's Association; the Distinguished Service Award from the American Feed Association. Mr. McMillan owns and manages McMillan L.L.C., a transaction consulting business and serves on other corporate boards including Premium Food Group Inc.; Balchem Inc.; Durvet, Inc.; and Distribution Dynamics Inc. Mr. McMillan received a Bachelor of Science degree in Agricultural Science from the University of Illinois and is a graduate of the Credit Research Foundation Graduate School of Credit and Financial Management. Mr. McMillan is Chairman of the U of I Research Park LLC and is Chairman Elect of the U of I Alumni Association. Mr. McMillan's principal business address is Mark Twain Plaza One, Suite 325, 101 West Vandalia Street, Edwardsville, Illinois 62025.

         Asher B. Edelman, 63, is a continuing member of the Board and will serve as its Vice Chairman, as well as Chairman of the Executive Committee. Mr. Edelman joined the Company's Board of Directors as its Chairman in March 1985. In February 1993 he became the Company's Chief Executive Officer. Mr. Edelman served in both capacities until the closing of the Acquisition. In addition, since 1984, Mr. Edelman has been a general partner of Asco Partners, the general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company), a United States registered broker-dealer located in New York City. Since 1991, Mr. Edelman has been the Chairman of the Board of Directors of Canal Capital Corporation, a real estate company located in New York City and, since 2001, has been a member of the Board of Directors of Perini Corp., a construction company located in Framingham, Massachusetts. He is also a general partner and/or manager of various investment partnerships and funds, including Asher B. Edelman & Associates, LLC, a manager for a value oriented investment fund. Mr. Edelman's principal business address is Ch. Pecholettaz 9, 1066 Epalinges, Switzerland.

         Gerald N. Agranoff, 56, is a continuing member of the Board and is a Vice President and Secretary of the Company, as well as its general counsel. Prior to the Acquisition, Mr. Agranoff was the Company's Chief Operating Officer, Acting President and Vice Chairman of the Board. Mr. Agranoff is a general partner of SES Family Investment & Trading Partnership, L.P., an investment partnership formed in 1995 by the members of one family to consolidate their activities. Mr. Agranoff is not a member of the family. Mr.

Agranoff has been a general partner of Asco Partners since 1984, having become its general counsel in 1982 and, since 1998, has been a member of Asher B. Edelman & Associates, LLC. Since 1987, Mr. Agranoff has been a general partner of Plaza Securities Company, L.P., a securities company located in New York City. Since 1984, he has been a director of Canal Capital Corporation and, since 1990, has been a director of Bull Run Corporation, a sports and affinity marketing company located in Atlanta, Georgia. He is also counsel to the New York City law firm Pryor, Cashman, Sherman & Flynn. Mr. Agranoff's principal business address is 9901 IH-10 West, Suite 800, San Antonio, Texas 78230.

         Joshua J. Angel, 67, is a continuing member of the Board and a member of the Audit Committee. Mr. Angel is Founder and Senior Managing Shareholder of Angel & Frankel, P.C., a New York law firm. He holds a law degree from Columbia University School of Law (1959) and a BS degree from New York University, NY
(1956). He is also a director of Lancer Industries, Inc., Cellular Technical Services Company, Inc. and Fairfield Manufacturing Company, Inc. Mr. Angel's principal business address is 460 Park Avenue, New York, New York, 10022.

         Phillip P. Krumb, 60, a continuing member of the Board, is continuing as Vice President and Chief Financial Officer and as a member of the Executive Committee. He is also, as of April 10, 2003, the Company's interim Chief Executive Officer. Mr. Krumb joined the Company in September 1994 and was Vice President and Chief Financial Officer from September 1994 to June 1997. From June 1997 until March 31, 1999, Mr. Krumb served as Special Assistant to the Chairman. From April 1, 1999 to December 17, 2000, Mr. Krumb was acting Chief Financial Officer. On December 18, 2000, he reassumed his position as Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by IOMEGA Corporation for seven years as Senior Vice President Finance and Chief Financial Officer. Mr. Krumb's principal business address is 9901 IH-10 West, Suite 800, San Antonio, Texas 78230.

         David W. Pequet, 50, a new Member of the Board, is a co-founder of AEI and is a member of its Board of Directors. He earned an engineering degree from Michigan State University 1974 and served as an officer in the U.S. Naval Flight program. Mr. Pequet began his career in the securities industry in 1976 and started the advisory firm, MPI Investment Management, in 1986. MPI manages over $100 million dollars of individually portfolios. During the last twelve years MPI has been nationally ranked several times for its fixed income investment performance. Prior to starting MPI, he was a fixed income broker at several major Wall Street firms including Prudential-Bache and Gruntal Securities. Mr. Pequet has served as a board member for several early stage companies. Mr. Pequet's principal business address is 710 North York Road, Hinsdale, Illinois 60521.

         John D. Lane, 56, a new member of the Board, entered the securities industry in 1969 with a bank-trading firm in New Jersey. He formed Lane Capital Markets, llc, an investment banking boutique focused on mergers and acquisitions, deal structuring, managing and co-managing IPO's, follow-ons and private placements, in 2001. Mr. Lane recently became dually registered with V-Finance Investments Inc. where he holds the position of Syndicate Manager. His main duties at V-Finance include working with companies in the money raising process and managing retail and institutional clients' accounts. Prior to forming Lane Capital Markets, he held the position of Managing Director and Senior Vice President of Capital Markets at a New York based online firm. Between 1984 and 2000, Mr. Lane held high-level positions at investment banking firms based in Fairfield County, Connecticut. He has been associated with several major firms: Boettcher & Co., Advest & Co., Dain Bosworth, and Moseley Hallgarten and has served in several capacities: officer, director, owner, trader, retail manager and syndicate manager. Mr. Lane has also served as a director and advisor to several boards of directors. Mr. Lane has been an active member of several Security Industry Association (SIA) committees, including the Small Firms Committee, of which he was Chairman in 1994, and the Membership Committee, of which he was Chairman for several years. He also served three terms on the Syndicate Committee. He is currently serving as District Chairman of the SIA's New England district. He also served as a director of the Regional Investment Bankers Association between 1991-1995. He is also active in the National Association of Securities Dealers. He is currently a NASD mediator and is serving three-year terms on its District Business Conduct Committee based in Boston, MA and its Corporate Finance Committee, as well as serving on its Small Firm Advisory Board and its Nominating Committee which chooses members to serve on all standing NASD committees nationwide. Mr. Lane obtained his undergraduate and graduate degrees from Monmouth University. Mr. Lane's principal business address is 263 Queens Grant Road, Fairfield, Connecticut 06824.

         Mark A. Margason, 47, a new member of the Board and Chairman of the Audit Committee and its "financial expert," as such term is defined in the Sarbanes-Oxley Act of 2002, has had a twenty-four-year banking and investment career in Chicago and New York. Mr. Margason is a member of AEI's Board of Directors and has held positions as a commercial banker with American National Trust Company of Chicago and Mellon Bank of Pittsburgh, and as an investment banker in the Leveraged Capital Business Group of Citicorp North America. Mr. Margason has been involved as a Director, CFO and Chairman and CEO of venture companies, both private and public, in the energy and Internet sectors. Mr. Margason is a Partner in MPI Investment Management and a Managing Partner of MPI Venture Management, LLC. He received a B.S.B.A. and an M.B.A in Finance from the University of Denver and is actively involved in the Children's Home and Aid Society and Heartland Alliance charities. Mr. Margason's principal business address is 710 North York Road, Hinsdale, Illinois 60521.

         William K. Richardson, 51, is the Company's new Treasurer. Mr. Richardson joined the Company in 1977. Prior to the Acquisition, Mr. Richardson was the Company's Corporate Controller, a position he held since 1995. From 1992 to 1995, Mr. Richardson was the European Regional Controller based in Paris at the Company's then European Headquarters. From 1977 to 1992, Mr. Richardson held numerous positions of increasing responsibility within the Company's finance organization. Mr. Richardson's principal business address is 9901 IH-10 West, Suite 800, San Antonio, Texas 78230.

         There are no family relationships between any of the executive officers of the Company.

Audit, Compensation and Executive Committees

     The Company has an Audit and Executive Committees of the Board of Directors. The current members of the Audit Committee are Messrs. Margason (Chairman), Angel and McMillan. The current members of the Executive Committee are Messrs. Edelman (Chairman), Pequet and Krumb.

     During the year ended December 31, 2002, the Company had an Audit Committee and a Compensation Committee. The Audit Committee was composed of Nicholas W. Walsh, Neil S. Subin, Joshua J. Angel and Roger B. Smith, none of whom was an employee of the Company. The Compensation Committee was also composed of Messrs. Walsh, Subin and Smith.

         The Audit Committee annually recommends to the Board of Directors the independent auditors for the Company and its subsidiaries. The Audit Committee meets with the independent auditors concerning the audit; evaluates non-audit services and the financial statements and accounting developments that may affect the Company; meets with management concerning matters similar to those discussed with the outside auditors; and makes reports and recommendations to the Board of Directors and the Company's management and independent auditors from time to time as it deems appropriate.

         During past years, including calendar year 2002, the Compensation Committee made senior management salary recommendations to the Board and administered the Company's various bonus and option plans. During calendar year 2003, these functions will be performed by the Audit Committee in addition to its other responsibilities.

         The newly formed Executive Committee will exercise the power and authority of the Board of Directors between its meetings.

Meetings of the Board of Directors and Committees

         The Board of Directors met eight times during the year ended December 31, 2002. Each director was in attendance. During the year ended December 31, 2002, the Audit Committee met four times; the Compensation Committee did not meet.

Director Compensation

         Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors or its committees. During calendar year 2002, each director who was not an employee of the Company received an annual fee of $15,000, payable in quarterly installments, but received no additional fee for serving on any of the committees of the Board. As of January 1, 2003, non-employee directors will not receive a fee for their service.

         Because of the Company's liquidity requirements, in August 2002, Nicholas W. Walsh, Neil S. Subin, Joshua J. Angel and Roger B. Smith, the Company's then four non-employee directors agreed, to receive 37,500 Beneficial

Interests each in lieu of their quarterly director fees through the end of the calendar year.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The Company believes that, during the year ended December 31, 2002, its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. Executive Compensation

Compensation Committee Report

         The Company's executive compensation program is based on three fundamental principles.

         The Company must offer compensation opportunities sufficient to attract, retain and reward talented executives who are sufficiently capable of addressing the challenges of a worldwide business in a difficult industry.

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

         The remainder of this Report reviews the annual and long-term components of the Company's executive compensation program, along with the decisions made by the committee regarding the current compensation for both the Chief Executive Officer and the other named executive officers.

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

         Messrs. Edelman's, Agranoff's, and Krumb's bonuses were based on a contractually specified percentage by which "EBITDA" exceeds 12-1/2% of Net Equity for the applicable period. "EBITDA" means, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided however, "EBITDA" does not include amounts received from the Dynacore Patent Litigation Trust. Net Equity means net assets less net liabilities determined as of the last day of the applicable period.

         Long Term Incentives

         The committee believes that stock options appropriately link executive interests to the enhancement of stockholder value and utilizes them as its long-term incentive program; no additional long-term incentive programs are utilized. Stock options generally are granted at fair market value as of the date of grant, become exercisable over eighteen months, and have a term of ten years. The stock options provide value to the recipients only when the price of the Company's stock increases above the option grant price.

         Pursuant to their employment agreements, Messrs. Edelman, Agranoff, and Krumb, were granted options to purchase 300,000, 175,000 and 75,000 shares of Common Stock, respectively. In determining the size of the option grants for Messrs. Edelman, Agranoff' and Krumb, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; and (ii) to contribute to the successful execution of the Company's strategy; and (iii) their relative levels of responsibility.

         This report has been provided by the Compensation Committee.

Nicholas W. Walsh
Neil S. Subin
Roger B. Smith

Compensation Committee Interlocks and Insider Participation

         During the year ended December 31, 2002, no Member of the Compensation Committee was, or was formerly, an officer or employee of the Company or any of its subsidiaries.

Employment Agreements

         Effective December 18, 2000, the Company entered into employment agreements with each of Asher B. Edelman, Gerald N. Agranoff and Phillip P. Krumb which had initial terms of eighteen months but which remained in effect through February 25, 2003. Pursuant to the employment agreements, Mr. Edelman served as Chief Executive of the Company, Mr. Agranoff served as Chief Operating Officer and Acting President and Mr. Krumb served as Vice President and Chief Financial Officer. Their respective annual base salaries were $207,500, $157,500 and $82,5000 and they were entitled to bonuses in respect of each fiscal quarter in which the Company's earnings before interest, taxes, depreciation and amortization for the period exceeded certain benchmarks. Upon executing their agreements, they were granted options to purchase, respectively, 300,000, 175,000, and 750,000 shares of Common Stock at an exercise price of $.75 per share. The options are all fully exercisable, having vested in equal installments on June 18, 2001, December 18, 2001 and June 18, 2002. The options will expire on December 18, 2010. As a result of the Company's need for liquidity, in August 2002, they agreed to receive Beneficial Interests in lieu of cash as compensation for their services during the period from June 30, 2002 through December 18, 2002. Mr. Edelman received 486,827 Beneficial Interests, Mr. Agranoff received 369,520 and Mr. Krumb received 193,559.

         Pursuant to the terms of the Acquisition Agreement, on February 25, 2003 each of Michael B. Andelman and Messrs. Agranoff and Krumb entered into employment agreements with the Company having three year terms. Additionally, Mr. Edelman entered into a services agreement with the Company, also having a three year term. All of these agreements provide for customary employee benefits, as well as reimbursement for certain office and secretarial services. Mr. Andelman, whose employment was terminated as of April 8, 2003 due to a dispute over his duties and responsibilities, was entitled to a base salary of $240,000 per year and Mr. Krumb, the Company's Vice President, interim Chief Executive Officer and Chief Financial Officer, is entitled to a base salary, commencing on January 1, 2004, of $60,000 per year. Mr. Edelman, the Vice Chairman of the Board of Directors and Chairman of the Executive Committee, is entitled to compensation in the amount of $100,000 per year.

         Messrs. Agranoff's and Krumb's agreements each provide that if his services are terminated without cause or with Good Reason (as defined in the agreements), he shall receive his base salary for the remaining duration of the employment term and for an additional period of six months from the end of the term, as well as continuation of certain benefits during that period. The agreements also provide that, in the event of death or disability during the employment term, he or his estate or legal representative shall be entitled to receive his base salary through the end of the month in which the death, or disability occurs and certain executive benefits.

         Mr. Edelman's agreement provides, and Mr. Andelman's agreement provided, essentially the same severance arrangements; however, if Mr. Edelman becomes disabled, he will be entitled to receive his base salary for an additional six month period.

         Each of Messrs. Edelman's, Agranoff's and Krumb's agreements also provides for the vesting of any unvested options upon his death or disability during the employment term or if his services are terminated without cause or with Good Reason.

         Mr. Andelman's employment was terminated as of April 8, 2003 due to a dispute over his duties and responsibilities. Management believes that his employment termination was for "Cause," as such term is defined in his employment agreement. There can be no assurance, however, that if litigation over this matter should arise that a court would agree with the Company.

Supplemental Executive Retirement Plan

         The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. The Company has not made any contributions to the plan since August 2, 1997. Under the terms of the plan, benefits accrued to the various executive officers vest upon satisfaction of the plan's vesting criteria which is based upon length of employment with the Company.

Summary Compensation Table

         The following table sets forth certain information regarding all cash compensation paid or accrued for services rendered by Asher B. Edelman, Gerald
N. Agranoff and Phillip P. Krumb the persons who served, during fiscal year 2002, as the Company's executive officers.



--------------------------------------------------------------------------------------------------------------------
                                                                                   Long-Term
                                                                                  Compensation

             Name and                                              Annual
             Principal                                             Other                                  All
             Position                                              Annual         Stock Options          Other
         (as of 12/31/02)               Year         Salary     Compensation       Granted (#)      Compensation

Asher B. Edelman                        2002        $111,731       $     -             -               $     -
Chairman of the Board                   2001         207,500             -             -                     -
Chief Executive Officer (7)
                                    01/01/00 -
                                    12/31/0          300,534         70,648 (1)   300,000 (3)         300,000 (5)
                                                                                                      709,500 (6)

Gerald N. Agranoff                      2002        $84,808        $     -             -               $      -
Acting President and                    2001        157,500              -             -                      -
Secretary (7)                       01/01/00 -
                                    12/31/00        198,915          7,200 (2)    175,000 (3)         700,000 (5)
                                                                                                        4,500 (6)
Phillip P. Krumb
Vice President and Chief Financial      2002        $44,423        $     -             -               $     -
Officer(7)                              2001         82,500              -             -                     -
                                    01/01/00 -
                                    12/31/00        257,890(4)           -         75,000 (3)         200,000 (5)
                                                                                                       36,000 (6)
--------------------------------------------------------------------------------------------------------------------

(1)      Represents payments incident to foreign assignment.
(2)      Represents automobile allowance.
(3) Pursuant to their employment agreements, Messrs. Edelman, Agranoff and Krumb were granted options to purchase, respectively, 300,000, 175,000 and 75,000 shares of Common Stock at an exercise price of $.75 per share.
(4) Includes $105,417 of deferred compensation for the period of April 1999 until February 2000.
(5)      Represents cash portion of the officer's settlement under the Plan.
(6)      Represents the stock portion of the
         officer's settlement under the Plan at a value of $.75/share issued.
(7) Effective February 25, 2003 Mr. Edelman became Vice Chairman of the Board of Directors and Mr. Agranoff became a Vice President and the Secretary of the Company. Mr. Krumb continued in these positions. As of April 10, 2003, Mr. Krumb became the Company's interim Chief Executive Officer.

Stock Option Grants in Last Fiscal Year

         The Company did not grant any stock options for the year ended December 31, 2002.

Aggregated Option Exercises for the period ended December 31, 2002 Option Values


-------------------------- -------------- ----------- ------------------------------- --------------------------------
                             Number of                                                     Value of Unexercised
                              Shares                     Number of Unexercised            In the money options
                            Acquired on     Value        Options at 12/31/02                    At 12/31/02
          Name              Exercise      Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------

Asher B Edelman                  0            0          300,000            0               $0               $0
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------
Gerald N. Agranoff               0            0          175,000            0               $0               $0
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------
Phillip P. Krumb                 0            0           75,000           0                $0               $0
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------

Performance Table

         Set forth below is a table comparing the yearly percentage changes in the five-year cumulative total return for the Company's Common Stock with the Dow Jones 65-Composite Average, a broad equity market index, and the Dow Jones computer systems index.

          Company's Common Stock    Dow Jones Computer Systems    Dow Jones 65-
                                             Index             Composite Average
 1997            100.00                       100.00                 100.00
 1998             80.53                       274.82                 175.57
 1999             40.80                       417.84                 196.58
 2000              0.00                       122.65                 210.29
 2001              4.81                       203.23                 142.77
 2002              0.33                       285.77                  91.09

         The table assumes $100 invested on January 1, 1998, in the Company's then common stock and each of the Dow Jones indexes and that all dividends were reinvested. During the five-year period the Company did not pay any cash dividends on its Common Stock.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         As of December 31, 2002, Asher B. Edelman was the only person known to the Company to be a beneficial owner of more than five percent (5%) of the Company's securities as defined in Rule 13(d)(3) under the Exchange Act. Mr. Edelman is part of a "group" as that term is used in Section 13(d)(3) of the Exchange Act. See the discussion below under the heading "Security Ownership of Management" for a detailed description of the amount and nature of beneficial ownership by the members of the group.

         As of February 25, 2003, AEI, whose address is 710 North York Road, Hinsdale, Illinois 60521, became the owner of the Company's securities described below.

                                                                   Percentage
                                                Number                 of
                                                   of
          Class of Stock                        Shares             Class

          Common Stock                          9,593,168            49.00%
          Series A Preferred Stock                      0             0.00%
          Series B Preferred Stock              1,323,000            54.00%
                                                -----------      ---------

                 Total owned by AEI            10,916,168            49.00%
                                               ==========

         Prior to purchasing the Subsidiaries in the fall of 2000, AEI was a provider of environmental control products and services for the livestock industry. It also provided operating systems for waste treatment systems, cooling and odor control systems, and data management control systems designed to economically manage agricultural and livestock operations. With the sale of the Interests, AEI has ceased active business operations.

Security Ownership of Management

         The information below relating to beneficial ownership is based upon ownership information furnished by each person using "beneficial ownership" definitions set forth in Section 13 of the Securities Exchange Act of 1934, as amended. Under those rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security.

         A person is also deemed to be a beneficial owner of any security of which he or she has a right to acquire beneficial ownership (such as by exercise of options or conversion of preferred stock) within 60 days after the applicable reporting date (the "Deemed Acquired Shares").

         Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest.

         When calculating the percentage of a class of securities owned by a beneficial owner, the number of shares of his or her Deemed Acquired Shares is included in the number of shares owned by him or her and in the number of shares outstanding. A beneficial owner's Deemed Acquired Shares are not included in the outstanding shares for purposes of calculating any other beneficial owner's percentage of ownership.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by each director, by each of the executive officers named in the table and by the directors and executive officers as a group, as of March 13, 2003. Some of the named individuals own Deemed Acquired Shares by virtue of their ownership of currently exercisable options and/or currently convertible Preferred Stock. The table describes ownership of outstanding Common Stock (19,577,894 shares) and the Deemed Acquired Shares (20,175,000 Deemed Acquired Shares).

         Except as otherwise indicated in other table footnotes, the indicated directors and executive officers possess sole voting and investment power with respect to all shares of Common Stock and Preferred Stock attributed. The footnotes to the tables follow the last table.

----------------------------------------------------------------------------------------------------------------------
                                         Ownership of Outstanding Common Shares
                                                          and
                                               All Deemed Acquired Shares
----------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------- --------------------- ---------------------
Name                                                                             # of Shares           % Ownership
Gerald N. Agranoff (1)                                                               181,618                *
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
Joshua J. Angel                                                                        50,000               *
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
Asher B. Edelman (2)(3)                                                            11,992,463              30.17%
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
Phillip P. Krumb                                                                      129,454               *
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
John D. Lane                                                                                0               0.00%
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
Mark A. Margason (4)                                                               19,184,918              48.26%
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
Edward L. McMillan (4)                                                             19,184,918              48.26%
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
David W. Pequet (4)                                                                19,184,918              48.26%
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
William K. Richardson                                                                     306              *
-------------------------------------------------------------------------- --------------------- ---------------------
-------------------------------------------------------------------------- --------------------- ---------------------
Directors and Executive Officers as a Group (1)(2)(3)(4)                           31,538,759              79.34%
-------------------------------------------------------------------------- --------------------- ---------------------

* Indicates less than 1% ownership as a percent of the outstanding class.

(1) This amount includes 6,618 shares of Common Stock directly owned by Mr. Agranoff and 175,000 Deemed Acquired Shares subject to currently exercisable options. Mr. Agranoff is a general partner of Plaza Securities Company which owns 99,381 shares of Common Stock. He disclaims beneficial ownership of these shares which are excluded in the party's listing in the beneficial ownership table above due to the sole voting and dispositive powers attributed to Mr. Edelman in his Schedule 13D. Mr. Agranoff is also a director of Canal Capital Corporation which owns 82,278 shares. Mr. Agranoff disclaims beneficial ownership of these shares and they are excluded from his beneficial ownership listing due to the sole voting and dispositive powers attributed to Mr. Edelman.

(2) Mr. Edelman's listed beneficial ownership of 11,992,463 shares of Common Stock is explained in detail in this paragraph and in footnote 3 below, and is based upon his beneficial ownership reported on Schedule 13D. Mr. Edelman owns 696,000 Common shares directly and 300,000 Deemed Acquired Shares subject to currently exercisable options. Mr. Edelman reports beneficial ownership jointly, as a group, with the following named persons or entities. Those whose shares have been included within Mr. Edelman's listed total are reported as beneficially owned pursuant to Rule 13d-3 by Mr. Edelman. As the controlling general partner of each of Plaza Securities Company, A.B. Edelman Limited Partnership and Citas Partners (which is the sole general partner of Felicitas Partners, L.P.), Mr. Edelman may be deemed to own beneficially the 99,381, 211,527 and 1,416 shares held, respectively, by each of such entities for purposes of Rule 13d-3 under the Exchange Act, and these shares are included in the listed ownership. Also included are the 82,278 shares owned by Canal Capital Corporation ("Canal"), in which company Mr. Edelman and various persons and entities with which he is affiliated own interests. By virtue of investment management agreements between A. B. Edelman Management Company Inc. and Canal,
A. B. Edelman Management Company Inc. has the authority to purchase, sell and trade in securities on behalf of Canal. A. B. Edelman Management Company Inc. therefore may be deemed to be the beneficial owner of the 82,278 shares owned by Canal. Mr. Edelman is the sole stockholder of A. B. Edelman Management Company Inc. and these shares are included. A. B. Edelman Management Company, Inc. is also the sole general partner of Edelman Value Partners, L.P., which currently owns 129,852 shares of Common Stock which are included. Also included are the 205,629 shares owned by Mr. Edelman's spouse Michelle Vrebalovich, 1,125 shares held by Mr. Edelman in a Keogh account, 4,728 shares beneficially owned by Mr. Edelman's children in accounts for which he is the custodian, and 211,197 shares owned by Edelman Value Fund, Ltd., for which Mr. Edelman serves as the sole investment manager. Also included are the 46,825 shares owned by Edelman Family Partners, L.P. for which Mr. Edelman serves as a general partner and the 19,255 shares beneficially owned by Mr. Edelman's son in accounts for which Irving Garfinkel is the custodian. As a Trustee of the Canal Capital Corporation Retirement Plan ("Canal Plan") which owns 27,287 shares and the Dynacore Plan described above which owns 71,253 shares, Mr. Edelman may be deemed to own beneficially, and share voting and investment power over the shares owned by each such Plan, which are excluded. Also excluded from the listed ownership are 13,172 shares beneficially owned by Mr. Edelman's daughters in accounts for which their mother, Penelope C. Edelman, is the custodian, and the 411 shares owned directly by Penelope C. Edelman. Mr. Edelman disclaims beneficial ownership of these excluded shares. Although disclaimed and excluded for purposes of Rule 13d-3, certain of the disclaimed and excluded shares are nevertheless reported by Mr. Edelman as beneficially owned on his Form 4's pursuant to the rules promulgated under Section 16 of the Exchange Act.

(3) Asher B. Edelman, in his capacity as Escrow Agent (in such capacity, the "Escrow Agent") for the Benefit of the Holders of Record of Dynacore Holdings Corporation on February 24, 2003, owns no shares of Common Stock; however, each share of the 250,000 Deemed Acquired Shares of Series A Convertible Preferred Stock and each share of the 1,127,000 Deemed Acquired Shares of Series B Convertible Preferred Stock held in escrow (collectively, the "Preferred Stock") is convertible at any time into 7.25 shares of Common Stock and is entitled to one vote per share of Preferred Stock on any matter presented to the holders of the Common Stock. Although the Escrow Agent does not have any pecuniary interest in the shares of Preferred Stock held in escrow (the "Escrowed Stock") and is not authorized to sell, convert or otherwise dispose of any shares of Escrowed Stock, the Escrow Agent does have the power to vote the Escrowed Shares. For so long as the shares of Escrowed Stock are held in escrow, the other persons named in the tables above will not separately report beneficial ownership of their respective portions of the Escrowed Stock or the shares of Common Stock into which they are convertible.

(4) 9,593,168 shares of Common Stock and 1,323,000 Deemed Acquired Shares of Series B Preferred Stock (convertible into 9,591,750 shares of Common Stock) are owned by AEI and are included in this tabulation because the named party is director of AEI and, in that capacity, shares investment control with respect to these shares. However, the named party disclaims beneficial ownership of these shares except to the extent of his ownership of debt and equity securities of AEI.

ITEM 13. Certain Relationships and Related Transactions

         Gerald N. Agranoff, the Company's Vice President and Secretary as well as its general counsel, is of counsel at the law firm Pryor Cashman Sherman & Flynn LLP. During the years ended December 31, 2002 and 2001 and the periods ended December 31, 2000 and December 18, 2000, the Company paid legal fees of $106 (of which $55 was accrued at December 31, 2002) , $233 (of which $70 was accrued at December 31, 2000), $0, and $420, respectively, to Pryor Cashman Sherman & Flynn LLP, for legal services provided by attorneys other than Mr. Agranoff.

         During the years ended December 31, 2002 and 2001 and the periods ended December 31, 2000, and December 18, 2000, the Company paid secretarial expenses of $64, $50, $0, and $45, respectively, to Canal Capital Corporation ("Canal Capital"). Asher B. Edelman, Vice Chairman of the Company's Board of Directors, serves as chairman of the board of directors of Canal Capital and Mr. Agranoff is also a member of the board.

         The Company, along with co-tenants Canal Capital and Plaza Securities Company LP, of which Mr. Edelman is the controlling general partner and Mr. Agranoff is a general partner, entered into an amendment of its New York office lease in February, 1999. While the Company is currently paying 50% of the monthly lease payment, each co-tenant of is jointly liable for the full lease obligation. The lease expires in October 2009 and the annual lease obligation for the entire premises is approximately $400.

         Joshua J. Angel, a member of the Company's Board of Directors, is the senior managing shareholder of Angel & Frankel, P.C. During the years ended December 31, 2002 and 2001 and the periods ended December 31, 2000, December 18, 2000, the Company paid legal fees of $0, $93, $0, and $484, respectively, to Angel & Frankel, P. C. for legal services.

         See Note 4 to the Consolidated Financial Statements for a discussion of the Company's investment in the Partnership.

ITEM 14.          Controls and Procedures

         In conjunction with this Annual Report on Form 10-K and their certification of the disclosures herein, the Company's interim Principal Executive Officer and Principal Financial Officer, Phillip P. Krumb, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of this Annual Report, found the disclosure controls and proceedings to be effective.

         There have been no significant changes in the Company's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Mr. Krumb.

                              Available Information

         The Company's internet website (www.cattlesale.com.) will soon provide a hyperlink to the Securities and Exchange Commission ("SEC") website where the public may obtain copies of the Company's Annual Report on Form 10-K, quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after they are electronically filed with the SEC. Interested parties may also directly access the SEC's website which contains reports and other information that the Trust files electronically with the SEC. The address of the SEC's website is http://www.sec.gov. The Company will provide paper copies of its filings free of charge upon request to William K. Richardson, Treasurer.

                                     PART IV

ITEM 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents Filed as Part of this Report

         (1)      Financial Statements

                  The consolidated financial statements listed in the accompanying index to the financial statements are filed as part of this report.

         (2)      Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since they are either not applicable or the required information is shown in the Company's Consolidated Financial Statements or Notes thereto. Individual financial statements of the Company are omitted because the Company is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end Consolidated Balance Sheet.

         (3) The exhibits listed in the "Exhibit Index" on page 74 of this Annual Report.

(b) Reports on Form 8-K

         On December 17, 2002, the Company filed a Current Report on Form 8-K reporting that it had entered into a letter of intent with AEI for the purchase of the Interests. No financial statements were included in the Current Report.

(c)      Exhibits

         The exhibits listed on the Exhibit Index on page 74 are filed as part of this Annual Report.

(d)      Additional Financial Statement Schedules

         See Item 15(a)(2) above.

                                INDEX TO EXHIBITS


(3)(b)            Bylaws of  Datapoint  Corporation,  as amended  (filed as Exhibit  (3)(b) to the  Company's
                  Annual  Report on Form 10-K for the year ended  August 1, 1992 and  incorporated  herein by reference).

(3)(d)            Second Restated Certificate of Corporation (filed as Exhibit
                  3(d) to the Company's Current Report on Form 8-K dated
                  February 25, 2003 and incorporated herein by reference).

(10)(jj)          Stock Purchase  Agreement  between Reboot  Systems,  Inc. and Datapoint  Corporation  dated
                  July 31, 1999 and as amended on November 1, 1999.

(10)(kk)          Asset Purchase Agreement between Datapoint Corporation, SF
                  Digital, LLC and John Engstrom, and John Engstrom d/b/a SF
                  Digital and Corebyte(TM) dated July 27, 1999.

(10)(tt)          Operating  Agreement  of CS  Livestock  Commissions  Co.,  LLC  (the  "Livestock  Operating
                  Agreement")  (filed as Exhibit  10(tt) to the  Company's  Current  Report on Form 8-K dated
                  February 25, 2003 and incorporated herein by reference).

(10)(uu)          Amendment to the Livestock Operating Agreement(filed as
                  Exhibit 3(uu) to the Company's Current Report on Form 8-K dated February 25, 2003 and incorporated herein by reference).

(10)(vv)          Operating  Agreement of CS Auction Production Co. LLC (the "Auction  Operating  Agreement")
                  (filed as Exhibit  10(vv) to the Company's  Current  Report on Form 8-K dated  February 25,
                  2003 and incorporated herein by reference).

(10)(ww)          Amendment to the Auction Operating Agreement (filed as Exhibit
                  10(ww) to the Company's Current Report on Form 8-K dated
                  February 25, 2003 and incorporated herein by reference).

(10)(xx)          Purchase  Agreement,  dated as of  February  25,  2003,  by and between the Company and AEI
                  Environmental,  Inc.  (filed as Exhibit 10(xx) to the Company's  Current Report on Form 8-K
                  dated February 25, 2003 and incorporated herein by reference).

(10)(yy) Escrow Agreement dated as of February 25, 2003, by and between the Company and Asher B. Edelman, as Escrow Agent for the
                  Benefit of the Holders of Record of the Company's Common Stock on February 24, 2003 (filed as Exhibit 10(yy) to the Company's
                  Current Report on Form 8-K dated February 25, 2003 and incorporated herein by reference).


(10)(zz)          Employment  Agreement  dated as of  February  25,  2003,  by and  between  the  Company and
                  Michael B. Andelman  (filed as Exhibit  10(zz) to the Company's  Current Report on Form 8-K
                  dated February 25, 2003 and incorporated herein by reference).

(10)(aaa) Employment Agreement dated as of February 25, 2003, by and between the Company and Gerald N. Agranoff (filed as Exhibit
                  10(aaa) to the Company's Current Report on Form 8-K dated
                  February 25, 2003 and incorporated herein by reference).

(10)(bbb) Services Agreement dated as of February 25, 2003, by and between the Company and Asher B. Edelman (filed as Exhibit
                  10(bbb) to the Company's Current Report on Form 8-K dated
                  February 25, 2003 and incorporated herein by reference).

(10)(ccc) Employment Agreement dated as of February 25, 2003, by and between the Company and Phillip P. Krumb (filed as Exhibit
                  10(ccc) to the Company's Current Report on Form 8-K dated
                  February 25, 2003 and incorporated herein by reference).

(21)     Subsidiaries of Registrant                                                                                        81

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              The CattleSale Company
                                         (f/k/a Dynacore Holdings Corporation)
                                                                (Registrant)

                                              By: /s/ Phillip P. Krumb
                                                  -----------------------------
                                                 Phillip P. Krumb
                                                 Interim Chief Executive Officer
                                                 Vice President, Chief Financial
                                                 Officer and Director


DATED:  April 14, 2003


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                          Date


/s/ Edward L. McMillan
Edward L. McMillan           Chairman of the Board               April 14, 2003


/s/ Asher B. Edelman
Asher B. Edelman             Vice Chairman of the Board          April 14, 2003


/s/ Gerald N. Agranoff
Gerald N. Agranoff           Vice President,
                             Secretary and Director              April 14, 2003


/s/ Joshua J. Angel
Joshua J. Angel              Director                            April 14, 2003

/s/ David W. Pequet
David W. Pequet              Director                            April 14, 2003


/s/ Mark A. Margason
Mark A. Margason             Director                            April 14, 2003


/s/ John D. Lane
John D. Lane                 Director                            April 14, 2003

                                 CERTIFICATIONS

I, Phillip P. Krumb, certify that:

1. I have reviewed this annual report on Form 10-K of the CattleSale Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am the registrant's sole certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I am the registrant's sole certifying officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I am the registrant's sole certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 14, 2003               /s/ Phillip P. Krumb
                                    --------------------------------
                                    Name:  Phillip P. Krumb
                                    Titles:  Interim Chief Executive Officer and
                                                 Chief Financial Officer

                                   Schedule II

                     THE CATTLESALE COMPANY AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)



                                                                      (a)          (b)
                                   Balance        Charged        Charged
                                        at             to        (to) from        Other            Balance
                                  Beginning       Costs  and        Other        Additions         at End
    Classification                   of Year      Expenses        Accounts      (Deductions)       of Year

Allowance for doubtful accounts:

(Successor Company)

Year ended December 31, 2002          $226            $(56)          $--            $746              $916

Year ended December 31, 2001           $77            $149           $--              $--             $226

Period ended December 31, 2000          $--             $--          $--              $--               $--

(Predecessor Company)
Period ended December 18, 2000        $773            $(65)          $--           $(708)               $--



(a) Transfers to and from other balance sheet reserve accounts.
(b) Accounts written-off net of recoveries, other expense accounts and translation adjustments.

                                   Exhibit 21

                                  Subsidiaries



                  As of December 31, 2002

                  (all inactive and 100% owned unless otherwise indicated)

                  Corebyte, Inc.
                  Delaware corporation (80% owned)

                  Dynacore International, Inc.
                  Delaware corporation

                  Dynacore International Holdings, Inc.
                  Delaware corporation

                  Inforex International, Inc.
                  Delaware corporation

                  Dynacore International Investments, Inc.
                  Delaware corporation

                  Datapoint International Headquarters S.A.R.L.
                  a French corporation

                  Dynacore Deutschland
                  a German corporation


                  As of February 25, 2003

                  All of the above

                  CattleSale Livestock Commissions Co. LLC an Oregon limited liability company

                  CattleSale Auction Production Co. LLC
                  an Oregon limited liability company