Form 10-Q
period 2003-03-31
CATTLESALE CO
filed 2003-05-20
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

                                       OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from ____________ to _______________


                          Commission file number 1-7636

                             THE CATTLESALE COMPANY
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes . No X.

              Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___.

    As of March 31, 2003, 19,577,894 shares of The CattleSale Company Common Stock were outstanding.

                             THE CATTLESALE COMPANY
                                AND SUBSIDIARIES



                                                            INDEX




                                                                          Page
                                                                         Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     March 31, 2003 and December 31, 2002                                     3

    Consolidated Statements of Operations -
     Three Months Ended March 31, 2003 and 2002                               4

    Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2003 and 2002                               5

    Notes to Consolidated Financial Statements                                6


Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Controls and Procedures                                            13



Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signature                                                                    15
---------

Certification                                                                16
-------------

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
The CattleSale Company and Subsidiaries

                                                                             (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                                                              Mar. 31, 2003       Dec. 31, 2002

Assets
Current assets:
   Cash and cash equivalents                                                        $881            $1,344
   Investment in limited partnership                                                   6                 6
   Accounts receivable, net                                                          210               213
   Prepaid expenses and other current assets                                         122               139
   -------------------------------------------------------------------------------------------------------
   Total current assets                                                            1,219             1,702
Fixed assets, net                                                                    137                14
Goodwill                                                                             679                --
Other assets, net                                                                    109               110
----------------------------------------------------------------------------------------------------------
                                                                                  $2,144            $1,826
==========================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                  $15               $88
   Accrued expenses                                                                  262               207
----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         277               295

Deferred federal income tax                                                          400               400
Deferred rent                                                                         38                36

Stockholders' equity:
Series A Preferred stock, $0.01 par value. Shares authorized, 500,000; 250,000 shares issued and outstanding in 2003, none 2002
    (liquidation preference $2,500,000)                                               18                --
Series B Preferred stock, $0.01 par value.  Shares authorized,
    4,000,000; 2,450,000 shares issued and outstanding in 2003, none 2002
    (liquidation preference $24,500,000)                                             648                --
Common stock, $0.01 par value.  Shares authorized 50,000,000;
    shares issued and outstanding 19,577,894 in 2003 and 9,984,726 in 2002.          196               100
Paid in capital                                                                    7,289             7,389
Accumulated deficit                                                               (6,722)           (6,394)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                      1,429             1,095
----------------------------------------------------------------------------------------------------------
                                                                                  $2,144            $1,826
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                           (In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                                   Three Months  Ended
-------------------------------------------------------------------------------------------------------------------
                                                          Mar. 31, 2003       Mar. 31, 2002
Revenue:
  Sales                                                             $97               $--
  Service and other                                                  --               --
  -----------------------------------------------------------------------------------------------------------------
  Total revenue                                                      97               --

Cost of Sales                                                        95               --
-------------------------------------------------------------------------------------------------------------------

  Gross Profit                                                        2               --

Operating expenses:
  Selling, general and administrative                               339              432
  Patent Litigation Trust expenses                                   --              116

--------------------------------------------------------------------------------------------------------------------
  Total operating expenses                                          339              548
--------------------------------------------------------------------------------------------------------------------

  Operating loss                                                   (337)            (548)

Non-operating income (expense):
  Equity in loss of limited partnership                              --               12
  Other, net                                                          9               64
-------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                         (328)            (472)
Income tax                                                           --               --
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
  in accounting principle                                         $(328)           $(472)
====================================================================================================================
Cumulative effect of change in accounting principle, net of tax      --             (988)
 Net loss                                                         $(328)           $(1,460)
 ==================================================================================================================

Net loss adjusted for preferred stock dividends paid
  or accumulated - net loss applicable to common                  $(393)           $(1,460)
===================================================================================================================


Basic and Diluted Loss  Per Common Share:
Before  cumulative effect of change in accounting principle       $(.03)           $(.05)
Cumulative effect of change in accounting principle                  --             (.10)
-------------------------------------------------------------------------------------------------------------------
  Net loss per common share                                       $(.03)           $(.15)
===================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                             13,715,402       9,984,726

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
(Unaudited)

                                                                                          (In Thousands)
                                                                                       Three Months Ended
                                                                                 Mar. 31, 2003   Mar. 31, 2002


Cash flows from operating activities:
   Net loss                                                                        $(328)          $(1,460)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Cumulative effect of change in accounting principle                              --               988
     Depreciation and amortization                                                     7                 3
     Equity in gain of a limited partnership                                          --               (12)
   Changes in assets and liabilities, net of effects of the acquisition:
     Decrease in prepaids                                                             16                46
     (Increase) decrease in receivables                                              147               (21)
     Decrease in accounts payable and accrued expenses                               (78)             (226)
     Other, net                                                                        4                (6)
     ------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                        (232)             (688)

Cash flows from investing activities:
     Acquisition costs                                                              (123)               --
   -------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                        (123)               --

Net decrease in cash and cash equivalents                                           (355)             (688)
Cash and cash equivalents at beginning of period                                   1,236             2,614
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $881            $1,926
                                                                                    ====            ======

Cash payments for:
   Interest                                                                           $--               $--
   Income taxes, net                                                                  $--               $--


See accompanying Notes to Consolidated Financial Statements.

The changes in operating assets and liabilities resulting from the acquisition transaction are not considered in determining net cash provided from operating activities.

THE CATTLESALE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by The CattleSale Company (the "Company") (formerly known as Dynacore Holdings Corporation) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments which are necessary for a fair statement of the results of the interim periods presented. All adjustments made in the interim statements are of a normal recurring nature.

It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The results for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. The results include those of the acquired subsidiaries (Note 3) from February 25, 2003 through March 31, 2003.

2. Summary of Significant Accounting Policies Applicable Subsequent to December 31, 2002

The Company, under contract with cattle sellers and approved buyers, brokers cattle throughout the United States. The purchase price typically is payable in three installments:

         A non-refundable consignment fee is paid by the seller at the time the consignment contract is made. This consignment fee is recognized as revenue when received;

         A non-refundable deposit of approximately $40 per head of cattle is paid by the buyer and immediately paid to the seller upon the consummation of the sales transaction. The Company defers any revenue recognition on the partial payment until the cattle is delivered; and

         The balance of the purchase price is due when the delivery of the cattle is made. The Company recognizes the revenue of the full sale at this point.

The Company records revenue at the gross amount received from the buyers. The amounts paid to the sellers and commissions paid to the regional representatives are then recorded as costs of sales and selling costs, respectively. This is the policy of the previous management of the acquired subsidiaries who had determined that the following circumstances support this position:

a. The Company enters into a separate contract with the seller and the buyer to purchase and sell the cattle, respectively. According to the terms of the contracts, the Company maintains the right to remove a sale from its web site at any time and reserves the right to refuse a bid at any time.

b. The Company takes title to the cattle during the period in which the cattle are removed from the seller's property but before they are loaded onto the buyer's property.
                                       6

c. The Company has the risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns.

The Company's management is currently reviewing the issue of whether to record revenue at the gross amount received, versus recording only the net retained as commission revenue, based on the Company's current method of operations and structuring of the transactions. Management does not believe that given the volume of transactions, the results for the three months ended March 31, 2003 as reported are misleading should it be determined that recording the net amount received was more appropriate.

Earnings per share is calculated on the assumption that accumulated undeclared dividends on the Preferred Stock will be paid in cash or common stock. It is possible that the Company could require the holders of the preferred stock to accept additional preferred stock with a fair value lower than the cash dividend.


3.    Acquisition

     Background

From the time it emerged from bankruptcy in December 2000 through December 31, 2002, the Company had no significant revenue or cash producing activities and was actively seeking a merger or acquisition partner.

     Acquisition of Interests

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

         Dividend to Shareholders

Upon the purchase of the Interests in the Subsidiaries, the Company declared a dividend payable to its Common Stock holders of record on February 24, 2003 (the

"Record Holders"). The dividend was payable in .02503 of a share of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") and ..11287 of a share of Series B Preferred Stock per share of Common Stock. An aggregate of 250,000 shares of Series A Preferred Stock and 1,127,000 shares of Series B Preferred Stock were so issued (collectively, the "Dividend Shares"). The Series A Preferred Stock has the principal terms described below under the heading "Preferred Stock." The Dividend Shares were issued in escrow, as described below under the heading "Escrow of Dividend Shares." Additional paid-in-capital was reallocated to the Preferred Stock at an amount equal to the par value of the common shares into which the Preferred Stock would be convertible.


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


         Preferred Stock

The rights and preference of the Series A Preferred Stock and the Series B Preferred Stock (collectively, the "Preferred Stock"), which each have a par value of $.01 per share, are as follows:

         Dividends. Dividends accrue and are cumulative from the date of issuance in an annual amount equal to 2.5% per year per share, based on the $10 per share liquidation preference, payable semi-annually, when, as and if declared by the Board of Directors. Dividends are payable in cash, shares of Preferred Stock (valued at $10 per share) or shares of Common Stock (valued, (x) if there is a market for the Common Stock, at the average price of a share of Common Stock during the last thirty (30) days of trading, or (y) if there is not a market for the Common Stock, at $1.38 per share), or any combination thereof.

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

         Registration of Shares

The Company intends to file a registration statement with the Securities and Exchange Commission registering the shares issued to AEI and the Dividend Shares as soon as practicable.

         Fair Market Values

The following table summarizes the estimated fair values of the assets and liabilities of the Subsidiaries at the date of acquisition. The Company is in the process of finalizing the purchase price allocation; however, no significant changes are anticipated.

Current Assets                                                $ 147
Property, Plant & Equipment                                     130
Goodwill                                                        679
                                                              -----
Total Assets Acquired                                           956

Current Liabilities Assumed                                     171

Net Assets Acquired                                            $785

The total transaction value was $785 which included Common Stock valued at $96, Series B Preferred Stock valued at $566 and $123 of transaction costs. The combined value of the Common and Preferred Stock was based on the closing price of the Common Stock for several days before and after the announcement of the terms of the transaction. as the Company's pre-merger shareholders were to receive a dividend of a proportionate amount of the Preferred Stock. This value was then adjusted to reflect (i) a dividend of Dynacore Patent Litigation Trust (the "Trust") units of beneficial interest (the "Trust units") to the Company's pre-merger shareholders, and (ii) that the Series A Preferred Stock received by the Company's pre-merger shareholders had liquidation preferences superior to those of the Series B Preferred Stock. The value allocated to the Trust units was based on the relative quoted price of the Company's Common Stock and the Trust units when market quotations for the Trust units were first available. The combined value of the Common and Preferred Stock was allocated to the Common Stock to the extent of its par value with the remainder allocated to the Preferred Stock because of the substantial liquidation preference of the Preferred Stock compared to the Common Stock.

4.     Liquidity

As of March 31, 2003, the Company had cash and cash equivalents of approximately $0.9 million.

While the Company has a loan receivable from the Dynacore Patent Litigation Trust ( the "Trust") of approximately $794 plus accrued interest of approximately $90, virtually the only source of recovery would be from net proceeds of the patent litigation (Note 5) which the Trust most likely will not receive.

Despite its cash saving measures, the Company does not believe that it will have sufficient cash resources to satisfy its cash requirements for 2003 without an infusion of additional cash. While the Company is actively exploring various opportunities, there can be no assurance that additional capital will be available or that the Company will be able to fulfill its obligations.

5.  Patent Litigation

The Company believes that the patents it owned prior to their transfer to the Trust covered most products introduced by various suppliers to the networking industry and certain types of dual-speed technology introduced by various industry leaders and had asserted one or both of the patents in four suits brought in the United States District Court for the Eastern District of New York (the "Brooklyn Suits") and two suits brought in the United States District Court for the Southern District of New York (the "Manhattan Suits"). These actions were transferred to the Trust for prosecution on behalf of the owners of the
                                       9

Trust units. The Company is obligated to lend the Trust up to $1 million to pursue the patent litigation. As of March 31, 2003, the outstanding principal amount owed to the Company by the Trust was approximately $794 with accrued interest of approximately $90.

The Brooklyn Suits were dismissed on appeal on February 15, 2002. On August 19, 2002 and February 3, 2003, the Trust settled the Manhattan Suits against, respectively, Motorola, Inc. and Eastman Kodak Company. The remaining defendants in the Manhattan Suits received summary judgment in their favor on February 11, 2003. The Trust filed a timely appeal to reverse this ruling. If the judgment is not vacated, the Trust will be precluded from further pursuing these cases.

6.   Commitments and Contingencies

From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit which, if decided adversely to the Company, would result in a material liability.

7.   Non-Operating Income (Expense)
         (In thousands)
                                                   Quarter  Ended
                                             03/31/03          03/31/02
Interest earned                                    $1                $8
Imputed interest                                    8                14
Equity in gain of  limited partnership             --                12
Foreign currency gains                             --                42
                                                   --                --
                                                   $9               $76
                                                   ==               ===
8.   Accounts Receivable

The Company has a receivable from Vugate, Inc., the buyer of its videoconferencing business (MINX), consisting of a note with a remaining face value of $240 that is payable only from certain Vugate cash flows. This note is carried on the balance sheet at $192, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The Company calculates imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible.

An additional $18 is receivable from other parties.

As of March 31, 2003, the Company had a $794 receivable from the Trust plus $90 of accrued interest. The collection of the receivable is solely dependent upon the success or favorable settlement of the Patent Litigation. In view of the summary judgment granted to the defendants in the Patent Litigation on February 11, 2003, an allowance for the full amount of the receivable was recorded as of March 31, 2003. The Company has not recorded the accrued interest as income.

9.   Accrued Expenses
      (In thousands)

                                                   Mar. 31, 2003  Dec. 31, 2002
Salaries,  commissions, and other benefits             $56             $50
Accrued professional fees                              197             136
Other                                                    9              21
--------------------------------------------------------------------------
                                                      $262            $207
==========================================================================

10.   Pro Forma Financial Information (Unaudited)

The accompanying unaudited condensed pro forma statement of operations of the Company for the period ended March 31, 2003 gives effect to the acquisition of the Interests as if it had occurred on January 1, 2003.

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of the Interests been consummated as of January 1, 2003, nor is the information necessarily indicative of future operating results.




                     The CattleSale Company and Subsidiaries
                        Pro Forma Statement of Operations
                    For the three months ended March 31, 2003
                                 ($'s in 000's)


                                                                                                     Pro
                                                               As Reported      Adjustments         Forma

Sales Revenue                                                       97           540 (1)              637

Cost of Sales                                                       95           530 (1)              625
                                                           ----------------- ---------------- ----------------

Gross Profit                                                         2            10                   12

Selling, general and administrative expenses                       339           131 (1)              470
                                                                                   5 (2)                5
                                                           ----------------- ---------------- ----------------

Operating loss                                                    (337)         (126)                (463)

Non-operating income (expense):
Interest income                                                      1             --                   1
Other, net                                                           8             --                   8

Loss before income taxes
Income taxes (benefit)                                              --             --                  --
Net loss                                                         $(328)         $ (126)             $(454)
                                                                 ======         =======             ======

Cumulative dividend on preferred stock                             (65)                              (169) (4)
Net loss available to common shareholders                        $(393)                             $(623)
                                                                 ======                             ======

Net loss per common share                                        $(.03)                             $(.03) (3)
                                                                 ======                             ======


Average common shares outstanding:
        Basic and Fully Diluted                                  13,715,402                         19,577,894 (3)


                 Notes to the Pro Forma Statement of Operations

(1) Reflects the actual results of the Interests for the period January 1, 2003 through February 24, 2003.
(2) Reflects amortization expense on the fair value of the Interests' fixed assets acquired for the period January 1, 2003 through February 24, 2003.
(3) Assumes 19,577,894 shares of common stock were outstanding for the entire period of January 1, 2003 through March 31, 2003.
(4) Assumes 2,700,000 shares of preferred stock were outstanding for the entire period of January 1, 2003 through March 31, 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (for the three months ended March 31, 2003 and 2002) ($ in thousands)

Results of Operations

The following is a summary of the Company's sources of revenue:

                                  Quarter Ended
                           03/31/03          03/31/02
   Sales:
    U.S.                         $97               $--

  Other:                          --               --
                                  --               --

  Total revenue                  $97               $--
                                 ===               ===


For the three month period ended March 31, 2003, the Company reported a net loss of $328, an operating loss of $337 and recorded revenue of $97, yielding a gross profit of $2 and a gross profit margin of approximately 2%. The Company also reported non-operating income of approximately $9, consisting of interest income of $1 and imputed interest of $8.

For the three month period ended March 31, 2002, the Company reported a net loss of $1,460 and an operating loss of $548. The Company reported non-operating income (expense) of approximately $76, consisting of interest income of $8, imputed interest of $14, a foreign currency transaction gain of $42 (primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary) and a gain in the equity of a limited partnership of $12.


Financial Condition

During the first three months of 2003, the Company's cash and cash equivalents decreased approximately $355 as a result of the payment of current operating expenses for the first three months of 2003 and transaction costs of $123 associated with the acquisition described in Note 3 to the Company's consolidated financial statements.

As of March 31, 2003, the Company had cash and cash equivalents of approximately $0.9 million.

While the Company has a loan receivable from the Dynacore Patent Litigation Trust (the "Trust") of approximately $794 plus accrued interest of approximately $90, virtually the only source of recovery would be from net proceeds of certain patent litigation which the Trust most likely will not receive.

Despite its cash saving measures, the Company does not believe that it will have sufficient cash resources to satisfy its cash requirements for 2003 without an infusion of additional cash. While the Company is actively exploring various opportunities, there can be no assurance that additional capital will be available or that the Company will be able to fulfill its obligations.

Restructuring Costs
(In thousands)

During the three months ended March 31, 2003 and 2002, the Company did not incur any restructuring costs. Restructuring charges are not recorded until specific employees are determined (and notified of termination) by management in accordance with its overall restructuring plan.


Cautionary Statement Regarding Risks and Uncertainties

This Quarterly Report on Form 10-Q contains "forward-looking statements" about the business, financial condition and prospects of the Company which are intended to be covered by the safe harbors created by Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934. All statements that are not historical facts, including statements about management's beliefs or expectations, are forward looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "will," "may," "intends" and "anticipates," and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements.

The Company's actual results could differ materially from those indicated by the forward looking statements because of various risks and uncertainties, including, without limitation, changes in competition, economic conditions, new product development, changes in tax and other governmental rules and regulations applicable to the Company and other risks indicated in the Company's filings with the Securities and Exchange Commission and normal business uncertainty. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

While management believes that its assumptions are reasonable at the time forward looking statements were made, it is impossible to predict the actual outcome of numerous factors, and, therefore, undue reliance should not be placed on such statements. Forward looking statements speak only as of the date they are made and the Company does not undertake the obligation to update such statements in light of new information or future events that involve inherent risks and uncertainties.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

         (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Phillip P. Krumb, the Company's interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Krumb concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  99.1 Certification of interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K filed during the quarter ended March 31, 2003

                  Form 8-K dated and filed February 19, 2003 disclosed under
Item 5 the approval by the Company's Board of Directors of the acquisition of limited liability company interests in CS Livestock Commissions Co. LLC and CS Auction Production Co., LLC.

                  Form 8-K dated February 25, 2003 and filed on March 2, 3003 reported under Item 2 the consummation of the acquisition of limited liability company interests in CS Livestock Commissions Co. LLC and CS Auction Production Co., LLC.

Subsequent to March 31, 2003, additional Reports were filed as follows:

                  Form 8-K dated April 10, 2003 and filed on April 14, 2003 reported under Item 5 the termination of the employment of the Company's then Chief Executive Officer and the appointment of an interim Chief Executive Officer.

                  Form 8-K dated and filed on April 24, 2003 provided under Item 5 disclosures in accordance with Regulation FD.

                  Form 8-K/A dated February 25, 2003 and filed on April 25, 2003 amended the Form 8-K dated February 25, 2003 to include Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits required in connection with the acquisition of limited liability company interests in CS Livestock Commissions Co. LLC and CS Auction Production Co., LLC.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE CATTLESALE COMPANY
                                                     (Registrant)






DATE:  May 20, 2003                                 /s/ Phillip P. Krumb
                                                    --------------------
                                                    Phillip P. Krumb
                                                    Chief Financial Officer
                                                    (Chief Accounting Officer)

                                                                 Exhibit 99.1


                                  CERTIFICATION

         I, Phillip P. Krumb, Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The CattleSale Company;

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

         5. I am the registrant's sole certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I am the registrant's sole certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                  /s/ Phillip P. Krumb
                                  --------------------
                                      Name:   Phillip P. Krumb
                                      Titles: Interim Chief Executive Officer
                                              and Chief Financial Officer