Form 10-Q
period 2003-06-30
CATTLESALE CO
filed 2003-08-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

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

    As of June 30, 2003, 19,577,894 shares of The CattleSale Company Common Stock were outstanding.

                             THE CATTLESALE COMPANY
                                AND SUBSIDIARIES



                                      INDEX




                                                                      Page
                                                                     Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     June 30, 2003 and December 31, 2002                                 3

    Consolidated Statements of Operations -
     Quarter and Six Months Ended
     June 30, 2003 and 2002                                              4

    Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2003 and 2002                             5

    Notes to Consolidated Financial Statements                           6


Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     13

Item 4.   Controls and Procedures                                       13



Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K                               14

Signature                                                               15
---------

Certifications                                                          16
--------------

                                                PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
The CattleSale Company and Subsidiaries

                                                                               (In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
                                                                             June 30, 2003           Dec. 31, 2002

Assets
Current assets:
   Cash and cash equivalents                                                    $    224           $   1,344
   Investment in limited partnership                                                   6                   6
   Trade Accounts Receivable                                                         172                  --
   Other Accounts receivable, net                                                    197                 213
   Prepaid expenses and other current assets                                          77                 139
   ----------------------------------------------------------------------------------------------------------------
   Total current assets                                                              676               1,702
Fixed assets, net                                                                    123                  14
Goodwill                                                                             706                  --
Other assets, net                                                                    108                 110
-------------------------------------------------------------------------------------------------------------------
         Total Assets                                                           $  1,613           $   1,826
===================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $    163           $      88
   Accrued expenses                                                                  184                 207
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         347                 295

Deferred federal income tax                                                          400                 400
Deferred rent                                                                         39                  36
-------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                      $    786           $     731
===================================================================================================================

Stockholders' equity:
Series A Preferred stock, $0.01 par value. Shares authorized, 500,000; 250,000 shares issued and outstanding in 2003, none 2002
    (liquidation preference $2,500,000)                                               18                --
Series B Preferred stock, $0.01 par value.  Shares authorized,
    4,000,000; 2,450,000 shares issued and outstanding in 2003, none 2002
    (liquidation preference $24,500,000)                                             648                --
Common stock, $0.01 par value.  Shares authorized 50,000,000;
    shares issued and outstanding 19,577,894 in 2003 and 9,984,726 in 2002.          196               100
Paid in capital                                                                    7,289             7,389
Accumulated deficit                                                               (7,324)           (6,394)
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                        827             1,095
-------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                             $  1,613            $1,826
===================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
(Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended               Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                          June 30, 2003       June 30, 2002    June 30, 2003   June 30, 2002
                                                          -------------       -------------    -------------   -------------
Revenue:
  Sales                                                     $     --            $     --        $       --      $      --
  Service and other                                              423                  --               520             --
  ----------------------------------------------------------------------------------------------------------------------------------
    Total Revenue                                           $    423            $     --        $      520      $      --

Cost of Sales                                                    415                  --               510             --
------------------------------------------------------------------------------------------------------------------------------------

  Gross Profit                                                     8                  --                10             --

Operating costs and expenses:
  Selling, general and administrative                            559                 408               898            840
  Patent Litigation Trust expenses                                57                 233                57            349
------------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                        $    616            $    641        $      955      $   1,189
------------------------------------------------------------------------------------------------------------------------------------

  Operating loss                                                (608)               (641)             (945)       (1,189)

Non-operating income (expense):
  Equity in loss of limited partnership                           --                 (54)               --           (42)
  Other, net                                                       6                (319)               15          (255)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                      (602)             (1,014)             (930)       (1,486)
------------------------------------------------------------------------------------------------------------------------------------
Income tax                                                        --                  --                --             --
------------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
  in accounting principle                                    $  (602)           $ (1,014)       $     (930)     $ (1,486)
====================================================================================================================================
Cumulative effect of change in accounting principle,
  net of tax                                                      --                  --                --          (988)
====================================================================================================================================
Net loss                                                     $  (602)           $ (1,014)       $     (930)       (2,474)
====================================================================================================================================

Net loss applicable to common shareholders adjusted
  for preferred stock dividends paid or accumulated             (771)                 --            (1,164)          --
====================================================================================================================================
Basic and Diluted Loss  Per Common Share:
  Before  cumulative effect of change
  in accounting principle                                     $ (.04)             $ (.10)          $  (.07)     $  (.15)
Cumulative effect of change in accounting principle               --                  --                --         (.10)
------------------------------------------------------------------------------------------------------------------------------------
  Net loss per common share                                   $ (.04)             $ (.10)          $  (.07)     $  (.25)
====================================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                         19,577,894        9,984,726        16,662,843    9,984,276




See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
(Unaudited)

                                                                                         (In Thousands)
                                                                                        Six Months Ended
                                                                                 June 30, 2003   June 30, 2002


Cash flows from operating activities:
Net loss                                                                          $  (930)        $  (2,474)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Cumulative effect of change in accounting principle                               --               988
     Depreciation and amortization                                                     21                 7
     Loss in equity of investee                                                        --                42
       Foreign currency (gains) losses related to German Pension Plan                  --               334
   Changes in assets and liabilities:
     Decrease in prepaids                                                              62                81
     (Increase) decrease in receivables                                               (12)               24
     Decrease in accounts payable and accrued expenses                                 (8)             (150)
     Other, net                                                                         5                39
     ---------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                      $  (862)        $  (1,109)

Cash flows from investing activities:
   Proceeds from limited partnership                                                   --               545
   Acquisition Costs                                                                 (150)               --
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                  (150)              545

Net decrease in cash and cash equivalents                                          (1,012)             (564)
Cash and cash equivalents at beginning of period                                    1,236             2,614
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   224         $   2,050
                                                                                  ============    ============

Cash payments for:
    Interest                                                                      $   --          $      --
    Income taxes, net                                                             $   --          $      --



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

The results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The results include those of the acquired subsidiaries (Note 3) from February 25, 2003 through June 30, 2003.

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

The Company's management is currently reviewing the issue of whether to record revenue at the gross amount received, versus recording only the net retained as commission revenue, based on the Company's current method of operations and structuring of the transactions. Management does not believe that, given the volume of transactions, the results for the three and six months ended June 30, 2003 as reported are misleading, should it be determined that recording the net amount received was more appropriate.

Earnings per share is calculated on the assumption that accumulated undeclared dividends on the Preferred Stock will be paid in cash or common stock. It is possible that the Company could require the holders of the preferred stock to accept additional preferred stock with a fair value lower than the cash dividend.


3.    Acquisition

     Background

From the time it emerged from bankruptcy in December 2000 through February 24, 2003, the Company had no significant revenue or cash producing activities and was actively seeking a merger or acquisition partner.

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

The Company, through the Subsidiaries, is now in the business of providing auction trading services to producers of beef and dairy cattle, which is accessible by the internet at the website www.cattlesale.com. The cattlesale.com website was one of the first sites offering a neutral cattle trading exchange and providing information and cost efficiencies to the cattle industry for each stage of the production cycle. Management believes that the CattleSale products and services reduce transaction costs and improve information flow and market efficiencies in cattle production.

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

         Dividend to Shareholders

Upon the purchase of the Interests in the Subsidiaries, the Company declared a dividend payable to its Common Stockholders of record on February 24, 2003 (the "Record Holders"). The dividend was payable in .02503 of a share of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") and ..11287 of a share of Series B Preferred Stock per share of Common Stock. An aggregate of 250,000 shares of Series A Preferred Stock and 1,127,000 shares of Series B Preferred Stock were also issued (collectively, the "Dividend Shares"). The Series A Preferred Stock has the principal terms described below under the heading "Preferred Stock." The Dividend Shares were issued in escrow, as described below under the heading "Escrow of Dividend Shares." Additional paid-in-capital was reallocated to the Preferred Stock at an amount equal to the par value of the common shares into which the Preferred Stock would be convertible.

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

         Fair Market Values

The following table summarizes the estimated fair values of the assets and liabilities of the Subsidiaries at the date of acquisition, adjusted for additional acquisition costs of $27. The Company does not anticipate any significant changes to the purchase price allocation.

                                     Date of                         As of
                                   Acquisition     Adjustment    June 30, 2003

Current Assets                        $147                           $147
Property, Plant & Equipment            130                            130
Goodwill                               679             27             706
--------------------------------------------------------------------------------
  Total Assets Acquired                956             27             983

Current Liabilities Assumed            171                            171

    Net Assets Acquired               $785             27            $812

The total transaction value was $812 which included Common Stock valued at $96, Series B Preferred Stock valued at $566 and $150 of transaction costs. The combined value of the Common and Preferred Stock was based on the closing price of the Common Stock for several days before and after the announcement of the terms of the transaction as the Company's pre-merger shareholders were to receive a dividend of a proportionate amount of the Preferred Stock. This value was then adjusted to reflect (i) a dividend of Dynacore Patent Litigation Trust (the "Trust") units of beneficial interest (the "Trust units") to the Company's pre-merger shareholders, and (ii) that the Series A Preferred Stock received by the Company's pre-merger shareholders had liquidation preferences superior to those of the Series B Preferred Stock. The value allocated to the Trust units was based on the relative quoted price of the Company's Common Stock and the Trust units when market quotations for the Trust units were first available. The combined value of the Common and Preferred Stock was allocated to the Common Stock to the extent of its par value with the remainder allocated to the Preferred Stock because of the substantial liquidation preference of the Preferred Stock compared to the Common Stock.

4.     Liquidity

As of June 30, 2003, the Company had cash and cash equivalents of approximately $0.2 million.

While the Company has a loan receivable from the Dynacore Patent Litigation Trust ( the "Trust") of approximately $852 plus accrued interest of approximately $115, virtually the only source of recovery would be from net proceeds of the patent litigation (Note 5). It is unlikely that the Trust will receive such proceeds in the near future, if at all.

Despite its cash saving measures, the Company does not believe that it will have sufficient cash resources to satisfy its cash requirements for 2003 without an infusion of additional cash. While the Company is actively exploring various opportunities, there can be no assurance that additional capital will be available or that the Company will be able to fulfill its obligations.

5.  Patent Litigation

The Company believes that the patents it owned prior to their transfer to the Trust covered most products introduced by various suppliers to the networking industry and certain types of dual-speed technology introduced by various industry leaders and had asserted one or both of the patents in four suits brought in the United States District Court for the Eastern District of New York (the "Brooklyn Suits") and two suits brought in the United States District Court for the Southern District of New York (the "Manhattan Suits"). These actions were transferred to the Trust for prosecution on behalf of the owners of the Trust units.

The Company is obligated to lend the Trust up to $1 million to pursue the patent litigation. As of June 30, 2003, the outstanding principal amount owed to the Company by the Trust was approximately $852 with accrued interest of approximately $115.

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

7.   Non-Operating Income (Expense)
         (In thousands)

                                                   Quarter  Ended                    Six Months Ended

(In thousands)                               06/30/03          06/30/02         06/30/03          06/30/02
                                             --------          --------         --------          --------
Interest earned                                   $ 1            $    6              $ 2            $   14
Imputed interest                                    4                14               12                28
Equity in loss of  limited partnership             --               (54)              --               (42)
Foreign currency gains (losses)                     1              (339)               1              (297)
                                            ---------------------------------------------------------------
                                                  $ 6             $(373)             $15             $(297)
                                                  ===             ======             ===             ======

8.   Accounts Receivable

As of June 30, 2003, the Company had trade receivables of approximately $172.

In addition, the Company has a receivable from Vugate, Inc., the buyer of its videoconferencing business (MINX), consisting of a note with a remaining face value of $235 that is payable only from certain Vugate cash flows. This note is carried on the balance sheet at $191, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The Company calculates imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible.

An additional $6 is receivable from other parties.

As of June 30, 2003, the Company had a $852 receivable from the Trust plus $115 of accrued interest. Included in this receivable is $57, which the Company has billed the Trust for the three and six month period ended June 30, 2003, representing reimbursement of certain general and administrative expenses incurred by the Company in providing administrative and financial support to the Trust for these periods. The collection of the receivable is solely dependent upon the success or favorable settlement of the Patent Litigation. In view of the summary judgment granted to the defendants in the Patent Litigation on February 11, 2003, an allowance for the full amount of the receivable was recorded as of June 30, 2003. The Company has not recorded the accrued interest as income.

9.   Accrued Expenses
      (In thousands)

                                              June 30, 2003      Dec. 31, 2002
--------------------------------------------------------------------------------
Salaries,  commissions, and other benefits          $71                $50
Accrued professional fees                           106                136
Other                                                 7                 21
--------------------------------------------------------------------------------
                                                   $184               $207
================================================================================

10.   Pro Forma Financial Information (Unaudited)

The accompanying unaudited condensed pro forma statement of operations of the Company for the six month period ended June 30, 2003 gives effect to the acquisition of the Interests as if it had occurred on January 1, 2003.

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of the Interests been consummated as of January 1, 2003, nor is the information necessarily indicative of future operating results.




                     The CattleSale Company and Subsidiaries
                        Pro Forma Statement of Operations
                     For the six months ended June 30, 2003
                                 ($'s in 000's)


                                                         As Reported         Adjustments        Pro Forma

         Sales Revenue                                  $    520             $   540 (1)        $  1,060

         Cost of Sales                                       510                 530 (1)           1,040
         -------------------------------------------------------------------------------------------------

              Gross Profit                                    10                  10                  20

         Selling, general and                                955                 131 (1)           1,086
           administrative expenses                                                 5 (2)               5
         -------------------------------------------------------------------------------------------------

              Operating loss                            $   (945)            $  (126)            $(1,071)

         Non-operating income (expense):
         Interest income                                       2                  --                   2
         Other, net                                           13                  --                  13
         -------------------------------------------------------------------------------------------------
              Net loss                                  $   (930)            $  (126)            $(1,056)
                                                        =========            ========            ========


         Cumulative dividend on preferred stock             (234)                                   (338) (4)
         Net loss available to common shareholders       $(1,164)                               $ (1,394)
                                                         ========                               =========

         Net loss per common share                      $   (.07)                                $  (.07) (3)
                                                        =========                                ========


        Average common shares outstanding:
         Basic and Fully Diluted                       16,662,843                              19,577,894


                 Notes to the Pro Forma Statement of Operations

(1) Reflects the actual results of the Interests for the period January 1, 2003 through February 24, 2003.
(2) Reflects amortization expense on the fair value of the Interests' fixed assets acquired for the period January 1, 2003 through February 24, 2003.
(3) Assumes 19,577,894 shares of common stock were outstanding for the entire period of January 1, 2003 through June 30, 2003.
(4) Assumes 2,700,000 shares of preferred stock were outstanding for the entire period of January 1, 2003 through June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (for the three and six months ended June 30, 2003 and 2002) ($ in thousands)

Results of Operations

For the quarter and six month period ended June 30, 2003, the Company reported a net loss of $602 and $930, an operating loss of $608 and $945, recorded revenue of $423 and $520, yielding a gross profit of $8 and $10, and a gross profit margin of approximately 1.9% and 1.9%, respectively. For the same periods, the Company reported non-operating income of approximately $6 and $15, respectively.

For the quarter and six month period ended June 30, 2002, the Company reported a net loss of $1,014 and $930 and an operating loss of $641 and $1,189, respectively. For the three month period ended June 30, 2002, the Company reported non-operating expense of approximately $373, consisting of interest income of $6, imputed interest of $14, a foreign currency transaction loss of $54 (primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary) and equity in loss of a limited partnership of $339. For the six month period ended June 30, 2002, the Company reported non-operating expense of approximately $297, consisting of interest income of $14, imputed interest of $28, a foreign currency transaction loss of $42 (primarily related to the liability for the pension benefits and other post employment obligations for all employees of the Company's German subsidiary) and equity in loss of a limited partnership of $297.


Financial Condition

During the first six months of 2003, the Company's cash and cash equivalents decreased approximately $1,012 as a result of the payment of current operating expenses for the first six months of 2003 and transaction costs of approximately $150 associated with the acquisition described in Note 3 to the Company's consolidated financial statements.

As of June 30, 2003, the Company had cash and cash equivalents of approximately $0.2 million.

While the Company has a loan receivable from the Dynacore Patent Litigation Trust (the "Trust") of approximately $852 plus accrued interest of approximately $115, virtually the only source of recovery would be from net proceeds of certain patent litigation which the Trust most likely will not receive in the near future, if at all.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

         (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including David S. Geiman and Phillip P. Krumb, the Company's chief executive officer and chief financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Messrs. Geiman and Krumb concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K filed during the quarter ended June 30, 2003

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

                  Form 8-K dated June 5, 2003 and filed on June 10, 2003, reported under Item 5 and Item 7, the election of a new President and Chief Executive Officer and under Item 9 disclosures in accordance with Regulation FD.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE CATTLESALE COMPANY
                                            (Registrant)






DATE:  August 14, 2003                     /s/ Phillip P. Krumb
                                           --------------------
                                           Phillip P. Krumb
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

                                                                    Exhibit 99.1


                                  CERTIFICATION

I, David S. Geiman, Company, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

                                       /s/ David S. Geiman
                                       ---------------------
                                           Name:  David S. Geiman
                                           Title: Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003
                                        /s/ Phillip P. Krumb
                                            Name:  Phillip P. Krumb
                                            Title: Chief Financial Officer