Form 10-Q
period 2003-09-30
CATTLESALE CO
filed 2003-11-14
CIK 205239

1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

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

    As of September 30, 2003, 19,577,894 shares of The CattleSale Company Common Stock were outstanding.

                            THE CATTLESALE COMPANY
                               AND SUBSIDIARIES



                                   INDEX



                                                                   Page
                                                                  Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     September 30, 2003 and December 31, 2002                        3

    Consolidated Statements of Operations -
     Quarter and Nine Months Ended September 30, 2003 and 2002       4

    Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2003 and 2002                   5

    Notes to Consolidated Financial Statements                       6


Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk 13

Item 4.   Controls and Procedures                                   13



Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K                           14

Signature                                                           15
---------

Certifications                                                      16
--------------

                                                PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
The CattleSale Company and Subsidiaries

                                                                               (In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                                                              Sept. 30, 2003      Dec. 31, 2002

Assets
Current assets:
   Cash and cash equivalents                                                    $    183           $   1,344
   Investment in limited partnership                                                  --                   6
   Trade accounts receivable                                                          21                  --
   Other accounts receivable, net                                                    125                 213
   Prepaid expenses and other current assets                                          28                 139
   -----------------------------------------------------------------------------------------------------------
   Total current assets                                                              357               1,702
Fixed assets, net                                                                    108                  14
Goodwill                                                                             706                  --
Other assets, net                                                                    161                 110
--------------------------------------------------------------------------------------------------------------
         Total Assets                                                           $  1,332           $   1,826
==============================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $    230           $      88
   Accrued expenses                                                                  200                 207
--------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         430                 295

Deferred federal income tax                                                          400                 400
Deferred rent                                                                         40                  36
--------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                      $    870           $     731
==============================================================================================================

Stockholders' equity:
Series A Preferred stock, $0.01 par value. Shares authorized, 500,000; 250,000 shares issued and outstanding in 2003, none 2002
    (liquidation preference $2,500,000)                                               18                --
Series B Preferred stock, $0.01 par value.  Shares authorized,
    4,000,000; 2,450,000 shares issued and outstanding in 2003, none 2002
    (liquidation preference $24,500,000)                                             648                --
Common stock, $0.01 par value.  Shares authorized 50,000,000;
    shares issued and outstanding 19,577,894 in 2003 and 9,984,726 in 2002.          196               100
Paid in capital                                                                    7,344             7,389
Accumulated deficit                                                               (7,744)           (6,394)
--------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                        462             1,095
--------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                             $  1,332            $1,826
==============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
(Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended               Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                          Sept. 30, 2003     Sept. 30, 2002   Sept. 30, 2003  Sept. 30, 2002
                                                          --------------     --------------   --------------  --------------
Revenue:
  Sales                                                       $      --         $     --         $      --       $     --
  Service and other                                                 378               --               898             --
  --------------------------------------------------------------------------------------------------------------------------
    Total Revenue                                             $     378         $     --         $     898       $     --

Cost of Sales                                                       366               --               876             --
----------------------------------------------------------------------------------------------------------------------------

  Gross Profit                                                       12               --                22             --

Operating costs and expenses:
  Selling, general and administrative                               569              270             1,467          1,110
  Impairment of Datapoint assets                                     --              349                --            349
  Patent Litigation Trust expenses                                   29               --                86            349
----------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                          $     598         $    619         $   1,553      $   1,808
----------------------------------------------------------------------------------------------------------------------------

  Operating loss                                                   (586)            (619)           (1,531)       (1,808)

Non-operating income (expense):
  Equity in loss of limited partnership                              --               --                --           (42)
  Equity in loss of Patent Litigation Trust                          --             (164)               --          (164)
  Other, net                                                        166               67               181          (188)
----------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                         (420)            (716)           (1,350)       (2,202)
Income tax                                                           --               --                --             --
----------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
  in accounting principle                                     $    (420)        $   (716)        $  (1,350)     $ (2,202)
Cumulative effect of change in accounting principle,
  net of tax                                                          --               --                --         (988)
============================================================================================================================
Net loss                                                      $    (420)        $   (716)        $  (1,350)       (3,190)
============================================================================================================================

Net loss applicable to common shareholders adjusted
for preferred stock dividends paid or accumulated                  (589)              --            (1,753)            --
============================================================================================================================
Basic and Diluted Loss  Per Common Share:
Before  cumulative effect of change in accounting principle       $(.03)            $(.07)            $(.10)         $(.22)
Cumulative effect of change in accounting principle                  --               --                --            (.10)
----------------------------------------------------------------------------------------------------------------------------
  Net loss per common share                                       $(.03)            $(.07)            $(.10)         $(.32)
============================================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                         19,577,894        9,984,726         17,645,204      9,984,726




See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
(Unaudited)

                                                                                         (In Thousands)
                                                                                        Nine Months Ended
                                                                                 Sept. 30, 2003  Sept. 30, 2002


Cash flows from operating activities:
Net loss                                                                          $(1,350)        $  (3,190)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Cumulative effect of change in accounting principle                               --               988
     Depreciation and amortization                                                     36                10
     Bad debt expense                                                                  --               349
     Issuance of stock warrants                                                        55                --
     Loss in equity of investee                                                        --                42
       Foreign currency (gains) losses related to German Pension Plan                  --               372
     Equity in loss of Patent Litigation Trust                                         --               146
   Changes in assets and liabilities:
     Decrease in prepaids                                                             158               126
     Decrease in receivables                                                           72                67
     Increase (decrease) in accounts payable and accrued expenses                      75              (360)
     Other, net                                                                         6                16
     ---------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                      $  (948)        $  (1,434)

Cash flows from investing activities:
   Proceeds from limited partnership                                                    6               545
   Advances to Patent Litigation Trust                                                 --               (21)
   Distributions from Patent Litigation Trust                                          --                50
   Acquisition Costs                                                                 (150)               --
   Proceeds from life insurance policies                                               39                --
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                  (105)              574

Net decrease in cash and cash equivalents                                          (1,053)             (860)
Cash and cash equivalents at beginning of period                                    1,236             2,614
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   183         $   1,754
                                                                                  ============    ============

Cash payments for:
    Interest                                                                      $   --          $      --
    Income taxes, net                                                             $   --          $      --



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

The results for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The results include those of the acquired subsidiaries (Note 3) from February 25, 2003 through September 30, 2003.

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

The Company's management is currently reviewing the issue of whether to record revenue at the gross amount received, versus recording only the net retained as commission revenue, based on the Company's current method of operations and structuring of the transactions. Management does not believe that, given the volume of transactions, the results for the three and nine months ended September 30, 2003 as reported are misleading, should it be determined that recording the net amount received was more appropriate.

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

                               Date of                          As of
                             Acquisition      Adjustment    Sept. 30, 2003
Current Assets                      $147                        $147
Property, Plant & Equipment          130                         130
Goodwill                             679         27              706
--------------------------------------------------------------------------
    Total Assets Acquired            956         27              983

Current Liabilities Assumed          171                         171

    Net Assets Acquired             $785         27             $812

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

4.     Liquidity

As of September 30, 2003, the Company had cash and cash equivalents of approximately $183.

While the Company has a loan receivable from the Dynacore Patent Litigation Trust (the "Trust") of approximately $880 plus accrued interest of approximately $140, virtually the only source of recovery would be from net proceeds of the patent litigation (Note 5). It is unlikely that the Trust will receive such proceeds in the near future, if at all.

The Company does not believe that it will have sufficient cash resources to satisfy its cash requirements for 2003 without an infusion of additional cash. While the Company is actively exploring various opportunities, there can be no assurance that additional capital will be available or that the Company will be able to fulfill its obligations.

Subsequent to the end of the third quarter, in November 2003, the company received short term interim financing of $75. While the company is seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term financing will be received.

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

The Company is obligated to lend the Trust up to $1 million to pursue the patent litigation. As of September 30, 2003, the outstanding principal amount owed to the Company by the Trust was approximately $880 plus accrued interest of approximately $140.

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

7.   Non-Operating Income (Expense)
         (In thousands)

                                                   Quarter  Ended                   Nine Months Ended

(In thousands)                               09/30/03          09/30/02         09/30/03          09/30/02
                                             --------          --------         --------          --------
Interest earned                                   $ 0            $   24              $ 2            $   38
Imputed interest                                    6                15               19                43
Equity in loss of Patent Litigation Trust          --              (164)              --              (164)
Unclaimed bankruptcy checks                       160                --              160                --
Equity in loss of  limited partnership             --                --               --               (42)
Foreign currency gains (losses)                    --                28               --              (269)
                                            ---------------------------------------------------------------
                                                  $166             $(97)            $181             $(394)
                                                  ====             =====            ====             ======

8.   Accounts Receivable

As of September 30, 2003, the Company had trade receivables of approximately
$21.

In addition, the Company has a receivable from Vugate, Inc., the buyer of its videoconferencing business (MINX), consisting of a note with a remaining face value of $210 that is payable only from certain Vugate cash flows. This note is carried on the balance sheet at $172, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. Of this amount, as of September 30, 2003, $120 is classified as a current accounts receivable while $52 is classified as a long term other asset. The Company calculates imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible.

An additional $5 is receivable from other parties.

As of September 30, 2003, the Company had a $880 receivable from the Trust plus $140 of accrued interest. Included in this receivable is $85, which the Company has billed the Trust for the nine month period ended September 30, 2003, representing reimbursement of certain general and administrative expenses incurred by the Company in providing administrative and financial support to the Trust for these periods. The collection of the receivable is solely dependent upon the success or favorable settlement of the Patent Litigation. In view of the summary judgment granted to the defendants in the Patent Litigation on February 11, 2003, an allowance for the full amount of the receivable was recorded as of September 30, 2003. The Company has not recorded the accrued interest as income.


9.   Accrued Expenses
      (In thousands)

                                              Sept. 30, 2003       Dec. 31, 2002
--------------------------------------------------------------------------------
Salaries,  commissions, and other benefits          $67                 $50
Accrued professional fees                           125                 136
Other                                                 8                 21
----------------------------------------------- --------------------------------
                                                   $200                $207
================================================================================


10.   Pro Forma Financial Information (Unaudited)

The accompanying unaudited condensed pro forma statement of operations of the Company for the nine month period ended September 30, 2003 gives effect to the acquisition of the Interests as if it had occurred on January 1, 2003.

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of the Interests been consummated as of January 1, 2003, nor is the information necessarily indicative of future operating results.

                     The CattleSale Company and Subsidiaries
                        Pro Forma Statement of Operations
                  For the nine months ended September 30, 2003
                                 ($'s in 000's)


                                                         As Reported         Adjustments        Pro Forma

         Sales Revenue                                  $    898             $   540 (1)        $  1,438

         Cost of Sales                                       876                 530 (1)           1,406
         -------------------------------------------------------------------------------------------------

              Gross Profit                                    22                  10                  32

         Selling, general and                              1,553                 131 (1)           1,689
                    administrative expenses                                        5 (2)
----------------------------------------------------------------------------------------------------------

              Operating loss                            $ (1,531)            $  (126)           $ (1,657)

         Non-operating income (expense):
         Interest income                                       2                  --                   2
         Other, net                                          179                  --                 179
         -------------------------------------------------------------------------------------------------

              Net loss                                  $ (1,350)            $  (126)           $ (1,476)

         Cumulative dividend on preferred stock             (403)                                   (506) (4)
         Net loss available to common shareholders       $(1,753)                               $ (1,982)
                                                         ========                               =========

         Net loss per common share                      $   (.10)                               $  (.10)  (3)
                                                        =========                               ========


Average common shares outstanding:
        Basic and Fully Diluted                       17,645,204                              19,577,894




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

11.               Issuance of Stock Warrants

On July 1, 2003, the Company entered into an agreement with a public relations firm to provide corporate communications and public relations services for the Company to better, more fully and more effectively deal and communicate with its shareholders and the investment banking community. As part of the agreement, among other things, the Company issued fully vested warrants for 400,000 shares of the Company's common stock at an exercise price of $.20 per share. The warrants expire on July 1, 2007. During the third quarter, the Company recorded an expense of $55 related to the issuance of the warrants.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (for the three and nine months ended September 30, 2003 and 2002) ($ in thousands)

Results of Operations

For the quarter and nine month period ended September 30, 2003, the Company reported a net loss of $420 and $1,350, an operating loss of $586 and $1,531, recorded revenue of $378 and $898, yielding a gross profit of $12 and $22, and a gross profit margin of approximately 3.1% and 2.4%, respectively. For the same periods, the Company reported non-operating income of approximately $166 and $181, respectively, which included unclaimed bankruptcy checks of approximately $160.

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


Financial Condition

During the first nine months of 2003, the Company's cash and cash equivalents decreased approximately $1,053 as a result of the payment of current operating expenses for the first nine months of 2003 and transaction costs of approximately $150 associated with the acquisition described in Note 3 to the Company's consolidated financial statements.

As of September 30, 2003, the Company had cash and cash equivalents of approximately $183.

While the Company has a loan receivable from the Dynacore Patent Litigation Trust (the "Trust") of approximately $880 plus accrued interest of approximately $140, virtually the only source of recovery would be from net proceeds of certain patent litigation which the Trust most likely will not receive in the near future, if at all.

Subsequent to the end of the third quarter, in November 2003, the company received short term interim financing of $75. While the company is seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term financing will be received.

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

           (b) Reports on Form 8-K filed during the quarter ended September 30, 2003

                  There were no reports on Form 8-K filed during the quarter which ended September 30, 2003.

                      SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE CATTLESALE COMPANY
                                      (Registrant)






DATE:  November 14, 2003             /s/ Phillip P. Krumb
                                      Phillip P. Krumb
                                      Chief Financial Officer
                                      (Chief Accounting Officer)

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

Date: November 14, 2003

                                      /s/ David S. Geiman
                                      Name:  David S. Geiman
                                      Title: Chief Executive Officer

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

Date: November 14, 2003

                                      /s/ Phillip P. Krumb
                                      Name:  Phillip P. Krumb
                                      Title:  Chief Financial Officer