Form 10-Q/A
period 2003-09-30
CATTLESALE CO
filed 2003-12-03
CIK 205239

1

                      CERTIFICATIONS PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                      (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of The CattleSale Company (the "Company") on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), David S. Geiman, Chief Executive Officer of the Company and Phillip P. Krumb, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David S. Geiman
     -------------------

David S. Geiman
Chief Executive Officer
November 14, 2003


/s/ Phillip P. Krumb
     ------------------

Phillip P. Krumb
Chief Financial Officer
November 14, 2003

(A signed original of this written statement required by Section 906 will be retained by The CattleSale Company and furnished to the Securities and Exchange Commission or its staff upon request)