Form 10-K
period 2003-12-31
CATTLESALE CO
filed 2004-04-14
CIK 205239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One) [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003
OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                         Commission file number: 1-7636

                             THE CATTLESALE COMPANY
                      (f/k/a DYNACORE HOLDINGS CORPORATION)
             (Exact name of registrant as specified in its charter)

           Delaware                                 74-1605174
-------------------------------          -------------------------------------
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

    Title of each class                Name of each exchange on which registered
Common Stock, $.01 par value       National Association of  Securities Dealers'
                                           Over-the Counter Bulletin Board

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No __X__

     As of March 31, 2003, 20,392,574 shares of Common Stock of The CattleSale Company were outstanding and the aggregate market value (based upon the last reported sale price of the Common Stock) of the shares of Common Stock held by non-affiliates was approximately $1.4 million. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)
















                            [Cover page 2 of 2 pages]


                                                           Table of Contents


                                                                                                            Page
Glossary..................................................................................................   (iv)

                                                  PART I
Item 1.  Business.........................................................................................      1

          Business Development............................................................................      1
          Business Development Subsequent to Year End.....................................................      1
          Background......................................................................................      2
          Activities Prior to Reorganization..............................................................      2
          Reorganization; the Trust.......................................................................      3
          Patent Litigation...............................................................................      4
          Liquidity.......................................................................................      4
          The CattleSale Acquisition......................................................................      6
          Dividend to Shareholders........................................................................      6
          Escrow of Dividend Shares.......................................................................      6
          Preferred Stock.................................................................................      7
          Patents and Trademarks..........................................................................      7
          Employees.......................................................................................      8
          Environmental Matters...........................................................................      8

Item 2.  Properties.......................................................................................      8

          Real Property...................................................................................      8
          Tax Loss Carryovers.............................................................................      9

Item 3.  Legal Proceedings................................................................................      9

Item 4.  Submission of Matters to a Vote of Security Holders..............................................     10

                                                 PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................    11

          Market Information..............................................................................    11
          Holders.........................................................................................    11
          Dividends.......................................................................................    11

Item 6.  Selected Financial Data..........................................................................    11






Item 7.  Management's Discussion and Analysis of Financial Condition and                                       14
          Results of Operation............................................................................

          Background......................................................................................     14
          Liquidity.......................................................................................     14
          Financial Condition.............................................................................     15
          Restructuring Costs.............................................................................     16
          Results of Operations...........................................................................     17
          Market Risk Sensitive Instruments...............................................................     18
          Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results...........     19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................................     19

Item 8.  Financial Statements and Supplementary Data......................................................     19

          Report of Marks Paneth & Shron LLP..............................................................     21
          Consolidated Statements of Operations...........................................................     23
          Consolidated Balance Sheets.....................................................................     25
          Consolidated Statements of Cash Flows...........................................................     26
          Consolidated Statements of Stockholders' Equity (Deficiency)....................................     28
          Notes to Consolidated Financial Statements .....................................................     29
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............     55

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant..............................................     56

          Directors and Executive Officers................................................................     56
          Audit, Compensation and Executive Committees....................................................     60
          Meetings of the Board of Directors and Committees...............................................     60
          Director Compensation...........................................................................     60
          Compliance with Section 16(a) of the Securities Exchange Act of 1934............................     61








Item 11.  Executive Compensation..........................................................................     62

          Compensation Committee Report...................................................................     62
          Compensation Committee Interlocks and Insider Participation.....................................     64
          Employment Agreements...........................................................................     64
          Supplemental Executive Retirement Plan..........................................................     65
          Summary Compensation Table......................................................................     66
          Stock Option Grants in Last Fiscal Year.........................................................     67
          Performance Graph...............................................................................     67

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................     68

          Security Ownership of Certain Beneficial Owners.................................................     68
          Security Ownership of Management................................................................     68

Item 13.  Certain Relationships and Related Transactions..................................................     71

Item 14.  Controls and Procedures.........................................................................     72

                                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................     73



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

Escrow Agent: Asher B. Edelman, Former Vice Chairman of the Company's Board of Directors.

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

Business Development

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

     The Company, through the Subsidiaries, is in the business of providing auction trading services to producers of beef and dairy cattle which is accessible by the internet at the website www.cattlesale.com. The cattlesale.com website was one of the first sites offering a neutral cattle trading exchange and providing information and cost efficiencies to the cattle industry for each stage of the production cycle. Management believes that the CattleSale products and services reduce transaction costs and improve information flow and market efficiencies in cattle production.

     The terms and conditions of the acquisition of the Interests in the Subsidiaries are described both in this Item 1 - Business under the heading "The Acquisition."

Business Development Subsequent to Year End

     On March 7, 2004, the Company entered into a letter of intent to acquire the assets of CowTek, Inc. CowTek, Inc., headquartered in Brule, Nebraska, www.cowtek.com, is the industry leader in ISO Memory tag technology with a cutting edge proprietary distributive database management system for the identification and traceability of individual cattle records. This high tech production system has been designed to modernize and improve the livestock industry with affordable production tools, which allow each animal to carry its own data in an ISO Memory Tag creating a unique distributed database. The production tools, consisting of production management software, utilizes industry ISO read/write hardware technology to communicate data to and from each animal wearing the ISO Memory Tag (data chip) forming the distributed database, which is less controversial and easier to use than what is currently available in the market place. With the appropriate pass code, the data chip can be accessed and managed allowing the producers to keep control of this valuable data and build value into the sale of the animal(s) to each segment of the livestock industry. This new platform also allows the livestock industry to meet new consumer and export guidelines along with government mandates. The fact that the animal's information remains on the data chip and can be updated by each owner is significantly different from other industry ID systems on the market that rely on read only ID tags with a centralized database system separate from the animal. The application of this unique traceability system can extend beyond the live production chain of the cattle industry all the way to the end consumer.

     The acquisition is structured around the issuance of 300,000 shares of CattleSale Company $10 Convertible Preferred Stock B and 4,000,000 stock options for CattleSale common stock exercisable between $.25 and $.75 for a combined exercise price of $2,120,000. The transaction has an expected closing date during the second quarter of 2004 and is contingent on final due diligence, a definitive purchase agreement and approval of both companies' board of directors.

Background

     From June 2000 through February 25, 2003 the Company did not have any significant revenue or cash producing activities. Prior to acquiring the Interests in the Subsidiaries, the Company had been continuing to concentrate its efforts and resources on searching for a suitable merger or acquisition partner and on maximizing its liquidity. These efforts began when the approval by the United States Bankruptcy Court for the District of Delaware (the "Court"), on December 5, 2000, of the Company's Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). A final decree in the reorganization proceeding was ordered by the Court on December 20, 2001. The reorganization is discussed below under the heading "Reorganization; the Trust."

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

Patent Litigation

     The Company believed that the Patents covered most products introduced by various suppliers to the networking industry and certain types of dual-speed technology introduced by various industry leaders. The Company had asserted one or both of the Patents in four suits brought in the United States District Court for the Eastern District of New York (the "Brooklyn Suits") and two suits brought in the United States District Court for the Southern District of New York (the "Manhattan Suits").

     Pursuant to the Plan, these actions were transferred to the Trust for prosecution on behalf of the owners of the Beneficial Interests. Also pursuant to the Plan, the Company was obligated to lend the Trust up to $1 million to pursue the Patent Litigation (the "Trust Loan"). As of December 31, 2003, the outstanding principal amount owed to the Company was approximately $908,621 and accrued interest was approximately $167,105.

     The Brooklyn Suits were dismissed on appeal on February 15, 2002. On August 19, 2002 and February 3, 2003, the Trust settled the Manhattan Suits against, respectively, Motorola, Inc. and Eastman Kodak Company. The remaining defendants in the Manhattan Suits received summary judgment in their favor on February 11, 2003. The Trust appealed this ruling and on March 31, 2004, the United States Court of Appeals for the Federal Circuit ("Appeals Court") rejected the appeal. As a result of the Appeals Court's decision, the Company and the Trust cannot enforce claims of infringement on the Patent against the defendants. The District Court must rule on defendants' motions for taxable costs and attorneys' fees. The Company and the Trust believe that they acted in good faith in bringing and prosecuting the Action and that they have valid defenses to and arguments against defendants' motions. Although the Company and the Trust believe the motions for attorneys' fees to be without merit, there can be no assurance that the District Court will rule in favor of the Company and the Trust. The Trust cannot predict (i) when the District Court will rule on defendants' motions for attorneys' fees, (ii) how the District Court will rule on the motion, and (iii) the amount of any attorneys' fees if awarded by the District Court. However, a ruling against the Company and/or Trust may have a material adverse effect on the Company and/or Trust.

Liquidity

     Before acquiring the Interests in the Subsidiaries in February 2003, substantially all of the Company's assets consisted of a portion of the cash proceeds from the sale of the European Operations which were held in a money market fund pending use in an operating business. As of December 31, 2003, the Company had cash and cash equivalents of approximately $29,817.

     From June 2000 through December 31, 2002, the Company had no significant revenue or cash producing activities. In order to maximize its liquidity so it could satisfy its obligation to fund the Trust Loan and retain sufficient working capital cash to attract a potential merger or acquisition partner, the Company implemented measures to conserve cash.

     In August 2002, the then three senior officers of the Company, Asher B. Edelman, Gerald N. Agranoff and Phillip P. Krumb, agreed to receive Beneficial Interests in lieu of cash as compensation for their services during the period from June 30, 2002 through December 18, 2002. This resulted in cash savings to the Company of $209,981. Likewise, the Company's then four non-employee directors agreed to receive Beneficial Interests in lieu of their quarterly director fees through the end of the calendar year, resulting in cash savings to the Company of $30,000.

     In addition, the Company exercised an early cancellation option in the lease for its former European headquarters in Paris, France and downsized its San Antonio, Texas headquarters. On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release is contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent, full payment of which must be received by the landlord not later than April 30, 2004. While the Company intends to make such payment, if the payment is not received, the landlord maintains full rights to sue the Company for damages with respect to the Lease. The terms of the original lease provided for lease termination in October, 2009 and the Company's annual lease obligation was approximately $400,000.

     While the Company has a loan receivable in respect of the Trust Loan of approximately $908,521 plus accrued interest of approximately $167,105, virtually the only source of recovery would have been from net proceeds of the Patent Litigation. As a result of the adverse ruling of the appeal of the summary judgment, these amounts will not be recovered.

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of its December 31, 2003 obligations, without an infusion of additional cash. In November and December of 2003, the Company received short term financing of $125,000 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. In addition, subsequent to year end, an additional $125,000 was received as a private placement investment, also to partially fund its operations. While the Company is seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations.

The CattleSale Acquisition

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

Escrow of Dividend Shares

     The Dividend Shares are being held in escrow by Asher B. Edelman, former Vice Chairman of the Company, in the capacity of escrow agent for the benefit of the Record Holders, until such time as the Dividend Shares have been registered for sale under the Securities Act of 1933, as amended. The Company intends to file a registration statement with the Securities and Exchange Commission registering the Dividend Shares, and the shares issued to AEI at the closing, as soon as practicable; however, the Company cannot anticipate when such a registration will become effective and the Dividend Shares released from escrow. During the period the Dividend Shares are held in escrow, the escrow agent has the power to vote the Dividend Shares on any matter submitted to the vote of the Company's shareholders, including those matters acted upon pursuant to the Written Consent, as such term is defined below in Item 4 - Submission of Matters to a Vote of Security Holders.

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

Employees

     At December 31, 2003, the Company had eight employees, two of whom were senior officers and one was a part-time temporary employee.

    The Company considers its relations with its employees to be satisfactory.

     Environmental Matters

     Compliance with current federal, state, and local regulations relating to the protection of the environment has not had, and is not expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

ITEM 2. Properties.

Real Property

     The Company's principal executive office is located in San Antonio, Texas. It has additional facilities in New York and in Hinsdale, Illinois.

                                    Approximate
                                      Square
   Location              Use          Footage            Terms

San Antonio, Texas      Office          435     Leased; month to month
San Antonio, Texas     Warehouse        300     Leased; month to month
New York, New York      Office        4,250     Leased; expires October 16, 2009
Hinsdale, Illinois      Office          600     Leased; month to month


     On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release is contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent, full payment of which must be received by the landlord not later than April 30, 2004. While the Company intends to make such payment, if the payment is not received, the landlord maintains full rights to sue the company for damages with respect to the Lease. The terms of the original lease provided for lease termination in October, 2009 and the Company's annual lease obligation was approximately $400,000.

     The Hinsdale office (approximately 600 square feet) is being leased on a month-to-month basis for $1,500 per month. While on March 31, 2003 the Company gave the landlord six months notice to vacate the premises, the Company still occupies the premises.

     The Company's aggregate annual rent under its leases, excluding sub-lease agreements, was approximately $233,000. The Company believes that its facilities are generally well maintained, in good operating condition and are adequately equipped for their present use.

Tax Loss Carryovers

     The Company believes that it had approximately $172 million of tax loss carryovers for U.S. federal tax purposes upon emerging from bankruptcy in December 2000, of which approximately $117 million remained on December 31, 2003. Of this amount, $29 million expires in years 2004 and 2005 and $88 million expires in various amounts through year 2024. Long-term capital loss carryforwards of $29 million expire in various amounts beginning in 2004.

     At December 31, 2002, the Company had unused alternative minimum tax credits for income tax purposes of approximately $170 million which also may be used to offset the Company's future tax liabilities.

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

     Management contemplates that future capital infusions probably will trigger the 50% change of ownership and thus limit future utilization of the tax loss carryforward.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during 2003 to a vote of security holders of the Company through the solicitation of proxies. There was no annual meeting of stockholders held during 2003.

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

     As of March 31, 2004, the closing price of a share of Common Stock was $.11. The prices below represent the high and low prices for composite transactions for Common Stock traded during the applicable periods.

                                          High            Low
        March 31, 2003                    .40             .05
        June 30, 2003                     .28             .13
        September 30, 2003                .26             .10
        December 31, 2003                 .22             .11

                                          High             Low
        March 31, 2002                    .25             .20
        June 30, 2002                     .22             .16
        September 30, 2002                .17             .06
        December 31, 2002                 .12             .05

Holders

     As of March 31, 2004 there were approximately 2,507 holders of record and 20,392,574 outstanding shares of Common Stock.

Dividends

     The Company has not paid cash dividends to date on its Common Stock and has no present intention to do so in the near future. However, in February 2003, the Company declared dividends in shares of Common Stock and Series A Preferred Stock. A discussion of both dividends appears above in Item 1 - Business under the respective heading "Dividend to Shareholders."

ITEM 6.  Selected Financial Data.

     The operations of the Company for the years ended December 31, 2003, 2002 and 2001 and for the period of December 19, 2000 through December 31, 2000 (presented as the "Successor Company"), were significantly affected by the sale of the Company's European Operations on June 30, 2000 and the cessation of virtually all of the Company's revenue producing operations. As a result, the Company's financial results for each of these periods prior to December 18, 2000 did not reflect the earnings capacity of the Company. In addition, the financial data for the period ended December 31, 2000 reflects the adoption of Fresh Start Accounting and includes the period from December 19, 2000 to December 31, 2000.

     The Fresh Start basis of accounting is in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants. Under this accounting treatment, all assets and liabilities were restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of December 31, 2000 represents that of a successor company, which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. As such, the financial data is considered that of a successor company and is not comparable to prior periods.

Selected Financial Data
Five-Year Comparison
(Dollars in thousands, except per share data)

                                                                  Successor Company                  Predecessor Company
                                                  ------------------------------------------------------------------------
                                                                                        12/19/00 -  01/01/00 -   08/01/99 -
                                                       2003       2002       2001       12/31/00    12/18/00     12/31/99
--------------------------------------------------------------------------------------------------------------------------
Operating Results for the Fiscal Year
Total Revenue(net of $5,481 gross billings in 2003)    $113           $-          $9         $ -      $62,956      $51,860
Operating income (loss)                             (2,017)       (2,283)     (3,321)      (195)      (3,004)      (1,772)
Income (loss) before extraordinary credits
  And effect of change in accounting principle      (1,830)       (2,526)     (3,793)      (311)      50,820      (4,513)
Net income (loss)                                   (1,830)       (2,290)     (3,793)      (311)      81,079      (4,513)
Basic earnings (loss) per common share:
  Income (loss) before extraordinary credits        ($0.13)       ($0.25)     ($0.38)    ($0.03)      $12.10      ($1.13)
  Gain on the exchange and retirement
    of preferred stock                                 -                -         -          -           -           -
  Extraordinary credits and changes in accounting      -             0.02         -          -         10.94         -
   Principle
    Net income (loss) per share                     ($0.13)       ($0.23)     ($0.38)    ($0.03)      $23.04      ($1.13)
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary credits        ($0.13)       ($0.25)     ($0.38)    ($0.03)      $10.25      ($1.13)
  Gain on the exchange and retirement
    of preferred stock                                 -               -          -          -          -            -
  Extraordinary credits and changes in accounting      -            0.02          -          -          5.91         -
 Principle                                                                                                           -
  Net income (loss) per share                       ($0.13)       ($0.23)     ($0.38)    ($0.03)      $16.16      ($1.13)

Financial Position at End of Fiscal Year
Current assets                                        $154        $1,702      $3,659     $8,289       $9,318      $36,093
Fixed assets, net                                      108            14          28        102          108        5,872
Total assets                                         1,107         1,826       7,077     12,694       13,740       44,054
Current liabilities                                    675           295         502      1,913        2,801       60,444
Long-term debt                                          -             -           -          -           -         50,000

Stockholders' equity (deficit)                          32         1,095       3,385      7,189        7,500     (76,556)

Other Information
Average common shares outstanding                  18,240,926   9,984,726   9,984,726  10,000,000   4,145,770    4,131,074
Number of common stockholders of record                 2,504       2,767       2,780       2,641       2,732        2,810
Preferred shares outstanding                        2,631,406         -           -           -           -        661,967
Dividends paid or accumulated on preferred stock      556             -           -           -           -            165

Number of employees                                    8              5           7           19          19           617

See notes to  Consolidated  Financial  Statements  and Management  Discussion  and Analysis of Financial  Condition and Results of
Operations.

No cash dividends on Common Sock have been declared during any of the above periods.
Net income for the period ending 12/18/00 includes a gain of $52.5 million resulting from a divestiture.
Net income for the period ending 12/18/00  includes an  extraordinary  debt  extinguishment  gain of $26.5 million and Fresh Start adjustments of $3.8 million.
Per share amounts have been adjusted to reflect its issuance at the rate of .225177  shares of Successor  Company Common Stock for each share of Predecessor Company Common Stock.

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

     From January 2001 through December 31, 2002, the Company had no significant revenue or cash producing activities and was actively seeking a merger or acquisition partner.

     On February 25, 2003, the Company acquired all of the limited liability company interests (the "Interests") in CS Livestock Commissions Co. LLC and CS Auction Production Co. LLC (collectively, the "Subsidiaries"). The Company, through the Subsidiaries, is now conducting a cattle auction and trading services business on the internet.

Liquidity

     Before acquiring the Interests in the Subsidiaries in February 2003, substantially all of the Company's assets consisted of a portion of the cash proceeds from the sale of the European Operations in June, 2000, which was held in a money market fund pending use in an operating business. As of December 31, 2002, the Company had cash and cash equivalents of approximately $1.3 million. In addition, the Company had approximately $6 thousand invested in PGM Associates, L.P. (the "Partnership"), as more fully described in Note 4 to the Consolidated Financial Statements.

     As noted above, from June 2000 through December 31, 2002, the Company had no significant revenue or cash producing activities. In order to maximize its liquidity so it could satisfy its obligation to lend the Trust up to $1 million and retain sufficient working capital cash to attract a potential merger or acquisition partner, the Company implemented measures to conserve cash.

     In August 2002, the then three senior officers of the Company agreed to receive Beneficial Interests in lieu of cash as compensation for their services during the period from June 30, 2002 through December 18, 2002. This resulted in cash savings to the Company of $209,981. Likewise, the Company's then four non-employee directors agreed to receive Beneficial Interests in lieu of their quarterly director fees through the end of the calendar year, resulting in cash savings to the Company of $30,000.

     In addition, the Company exercised an early cancellation option in the lease for its former European headquarters in Paris, France and downsized its San Antonio, Texas headquarters. On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release is contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent, full payment of which must be received by the landlord not later than April 30, 2004. While the Company intends to make such payment, if the payment is not received, the landlord maintains full rights to sue the Company for damages with respect to the Lease. The terms of the original lease provided for lease termination in October, 2009 and the Company's annual lease obligation was approximately $400,000.

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of its December 31, 2003 obligation, without an infusion of additional cash. In November and December of 2003, the company received short term financing of $125,000 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. In addition, subsequent to yearend, an additional $125,000 was received as a private placement investment, also to partially fund its operations. While the Company is seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations.

     As of December 31, 2003, the Company had available federal tax net operating losses aggregating approximately $117 million which expire in various amounts beginning in 2004. In the event that the Company's ability to utilize its net operating losses to reduce its federal tax liability with respect to current and future income becomes subject to limitation, the Company may be required to pay, sooner than it otherwise might have to, any amounts owing with respect to such federal tax liability, which would reduce the amount of cash otherwise available to the Company (see Note 7 to the Consolidated Financial Statements).

Financial Condition
(In thousands)

     During the year ended December 31, 2003, the Company's unrestricted cash and cash equivalents decreased approximately $1,314. This approximated the amount used by the Company for operating purposes. The $168, raised by borrowings, stock sales and asset liquidation, approximated the amounts disbursed by the Company in the acquisition of the Subsidiaries and for additional fixed assets.

Restructuring Costs
(In thousands)

     During the periods listed below, the Company incurred restructuring costs, as shown, in connection with employee terminations and facility closings related to its downsizing efforts after its Reorganization. Through the end of 2002 restructuring charges relating to payroll costs were not recorded until specific employees are determined (and notified of termination) by management in accordance with the Company's overall restructuring plan. Other restructuring costs were not recorded until management has committed to an exit plan and all significant actions to be taken have been identified and significant changes to the plan are not likely.

     Subsequent to December 31, 2002, the Company began to apply the provisions of Statement of Financial Accounting Standards No. 146 - Accounting for Costs Associated with Exit of Disposal Activities ("SFAS 146"), to the recognition of restructuring charges. Under SFAS 146, restructuring charges relating to payroll costs are not recorded until management commits to a plan of termination, the plan identifies the number, job classifications or functions, and locations of employees to be terminated, the terms of the termination benefits have been determined and it is unlikely that there will significant changes to the plan. Even then, the fair value of the liability is only recorded if the employees are not required to render service for their benefits beyond a "minimum retention period", otherwise the liability is recorded ratably over the future service period. Under SFAS 146, costs to terminate a contract, such as a lease, are recorded at the termination date or, for costs that will continue to be incurred without economic benefit to the Company, when the Company ceases using the rights conveyed by the contract. A liability for other restructuring costs is recorded when incurred, generally when goods and services are received by the Company. The adoption of SFAS 146 in 2003 had no material impact on the Company's financial statements.

                        2003           2002          2001
                     ---------       --------      --------
Restructuring costs     $9             $15           $233

     For the year ended December 31, 2003, the Company's restructuring costs were incurred in connection with the settlement of a facility lease.

     For the year ended December 31, 2002, the Company's restructuring costs were incurred in connection with insolvency and liquidation procedures for its German subsidiary. At December 31, 2002, accrued but unpaid restructuring costs were $13.

     For the year ended December 31, 2001, the Company's restructuring costs of $233 arose in connection with employee terminations and closing the Paris office. Of this amount, $183 related to severance obligations. At December 31, 2001, accrued but unpaid restructuring costs were $50, relating to the closing of the Paris office, which were paid during the first and second quarters of 2002.

     A rollforward of the restructuring accrual from December 31, 2000 is as follows:
                                                                   Total
    Restructuring accrual as of December 31, 2000                  $ 51
    Additions                                                       233
    Payments                                                       (234)
                                                                    ----
    Restructuring accrual as of December 31, 2001                  $ 50
    Additions                                                        15
    Payments                                                        (52)
                                                                    ----

    Restructuring accrual as of December 31, 2002                  $ 13
    Additions                                                        20
    Payments                                                        (22)
    Changes in estimate                                             (11)
                                                                    ----

    Restructuring accrual as of December 31, 2003                   $ 0

Results of Operations
(In thousands)

     The following is a summary of the Company's sources of revenue for each of the listed periods:
                              2003            2002            2001
                     ---------------- ---------------- ------------------
     Sales
         U.S.               $--               $--              $9
         Foreign             --                --              --
                             --                --              $9

     Service and Other
         U.S.               113                --              --
         Foreign             --                --              --
                            113                --              --

     Total Revenue         $113               $--              $9
                           ====               ===              ===


     Year ended December 31, 2003

     For the year ended December 31, 2003, the Company had revenue of approximately $113 which consisted of $5,481 of gross billings to buyers less payments to sellers of $5,368. The Company incurred an operating loss of approximately $2,017 and a net loss of $1,830. Of the approximate, $2,007 of Selling, General and Administrative expenses, approximately $880 related to the revenue producing operations and the remainder as corporate overhead. The
Company incurred non-operating income of $187, which primarily included approximately $160 of unclaimed bankruptcy checks.

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

     Market Risk Sensitive Instruments
     The Company's market risk was primarily limited to a pension liability and other post-employment liabilities which remain with the German subsidiary. Thus, the Company's operating results could have been affected by fluctuations in the value of the U.S. dollar as compared to the German currency. As of December 31, 2002, the German subsidiary was in bankruptcy and no longer a part of the consolidated Company.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     None.

ITEM 8. Financial Statements and Supplementary Data.


                                         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                                   Page

Report of Marks Paneth & Shron LLP
     Independent Auditors                                                                                          21

Consolidated Financial Statements

    Consolidated Statements of Operations
        for the years ended December 31, 2003, 2002 and 2001                                                       23

    Consolidated Balance Sheets as of December 31, 2003 and 2002                                                   25

    Consolidated Statements of Cash Flows
        for the years ended December 31, 2003 and 2002;                                                            26

    Consolidated Statements of Stockholders' Equity (Deficiency)
        for the years ended December 31, 2003 and 2002                                                             28

    Notes to Consolidated Financial Statements                                                                     29


REPORT OF MARKS PANETH & SHRON LLP
INDEPENDENT AUDITORS

The Board of Directors
The CattleSale Company

We have audited the accompanying consolidated balance sheets of The CattleSale Company (formerly known as Dynacore Holdings Corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The CattleSale Company and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,830,000 during the year ended December 31, 2003. Also, the Company has current assets of $154,000 while current liabilities are $675,000. In addition, as described in Note 1 to the financial statements, the Company has incurred additional losses since December 31, 2003 and will need cash to fund its operations. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans and intentions are more fully described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits referred to above included the financial statement schedule listed in the index at Item 15(a)(2) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003. In our opinion, this financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.




                                                Marks Paneth & Shron LLP
New York, New York
April 6, 2004, except for
notes 10 and 16 as to which
the date is April 9, 2004.

CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
For the years ended December 31, 2003, 2002 and 2001 and the periods
 (In thousands, except share and per share data)




                                                   2003              2002           2001
----------------------------------------------------------------------------------------
Revenue:
Sales                                             $--               $--               $9
Service (net of $5,481 gross billings in 2003)    113                --               --
----------------------------------------------------------------------------------------
Total revenue                                     113                --                9

Operating costs and expenses:
Selling, general and administrative             2,007             1,387            2,837
Patent Litigation Trust expenses                  114               532              260
Impairment of Datapoint assets                     --               349               --
Restructuring costs                                 9                15              233
----------------------------------------------------------------------------------------
Total operating costs and expenses              2,130             2,283            3,330
----------------------------------------------------------------------------------------

Operating  income (loss)                       (2,017)           (2,283)          (3,321)

Non-operating income (expense):
Interest income                                    28                25               --
Interest expense                                  (24)               --               --
Equity in loss of limited partnership              (2)              (42)            (907)
Other, net                                        185              (226)             435
----------------------------------------------------------------------------------------
Income (loss)  before  income taxes and
 extraordinary credits and cumulative effect
  of change in accounting principle            (1,830)           (2,526)          (3,793)
Income taxes (benefit)                             --                --               --
----------------------------------------------------------------------------------------
Income (loss) before extraordinary credits
 and cumulative effect of change in
 accounting principle                          (1,830)           (2,526)          (3,793)
Extraordinary credits:
    Deconsolidation of company subsidiary          --             3,165
  Impairment of reorganization value in excess
    of amounts allocable to identifiable assets    --            (1,941)              --
Cumulative effect of change in accounting
   principle                                       --              (988)              --
----------------------------------------------------------------------------------------
Net income (loss)                             $(1,830)          $(2,290)         $(3,793)
=========================================================================================



CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
continued



                                                                     2003           2002              2001
----------------------------------------------------------------------------------------------------------
Preferred stock dividends paid or accumulated                      $(556)           $--               $--
                                                                    ----            ---               ---
Net income (loss) applicable to common                           $(2,386)        $(2,290)          $(3,793)
                                                                  =======        ========          ========
Basic  income (loss) per common share:
Income (loss) before extraordinary credit                          $(.13)         $(.25)            $(.38)
Cumulative effect of change in accounting
  principle                                                          --            (.10)               --
Deconsolidation of company subsidiary                                --             .32                --
Impairment of reorganization value in excess
  of amounts allocable to identifiable assets                        --            (.20)               --
                                                                     --            -----               --
Net income (loss) per common share                               $(.13)           $(.23)            $(.38)
                                                                 ======           ======            ======

Diluted income (loss) per common share:
Income (loss) before extraordinary credit                        $(.13)           $(.25)            $(.38)
Cumulative effect of change in accounting
  principle                                                          --            (.10)               --
Deconsolidation of company subsidiary                                --             .32                --
Write off of Reorganization excess                                   --            (.20)               --
                                                                     --            -----               --
Net income (loss) per common share                               $(.13)           $(.23)             $(.38)
                                                                 ======           ======             ======

Average common shares outstanding:
        Basic                                                18,240,926         9,984,726           9,984,726
        Diluted                                              18,240,926         9,984,726           9,984,726






See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
The CattleSale Company and Subsidiaries
December 31, 2003 and 2002
(In thousands, except share data)



                                                                                   2003               2002
                                                                                ---------------------------
Assets

Current assets:
    Cash and cash equivalents                                                        $30            $1,344
    Investment in limited partnership                                                 --                 6
      Accounts receivable, net                                                        64               213
    Prepaid expenses and other current assets                                         60               139
                                                                                      --               ---
        Total current assets                                                         154             1,702

Fixed assets, net                                                                    108                14
Other assets, net                                                                    137               110
Goodwill                                                                             708                --
                                                                                     ---                --
                                                                                  $1,107            $1,826
                                                                                  ======            ======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                $334               $88
    Accrued expenses                                                                 232               207
     Notes payable                                                                   109                --
                                                                                     ---                --
        Total current liabilities                                                    675               295

Deferred rent                                                                         --                36
Deferred federal income tax                                                          400               400

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, $0.01 par value.  Shares authorized,
    500,000; 250,000 shares issued and outstanding in 2003, none 2002
    (liquidation preference $2,500,000)                                                2                --
Series B Preferred stock, $0.01 par value.  Shares authorized,
    4,000,000; 2,381,406 shares issued and outstanding in 2003, none 2002
    (liquidation preference $23,814,060)                                              24                --
Common stock, $0.01 par value.  Shares authorized 50,000,000;
    shares issued and outstanding 20,353,700 in 2003 and 9,984,726 in 2002.          204               100
Paid in capital                                                                    8,026             7,389
Accumulated deficit                                                               (8,224)           (6,394)
                                                                                  -------           -------
   Total stockholders' equity                                                         32             1,095
                                                                                      --             -----
         Total Liabilities and Stockholders' Equity                               $1,107            $1,826
                                                                                  ======            ======

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
For the years ended December 31, 2003, 2002 and 2001
(In thousands)




                                                                           2003           2002              2001
                                                                           --------------------------------------
Cash flows from operating activities:
Net income (loss)                                                        $(1,830)        $(2,290)       $(3,793)
Adjustments to reconcile net income (loss) to net cash
provided from (used in) operating activities:
Depreciation and amortization                                                 54              34            127
Amortization of debt discount                                                 24              --             --
Expenses paid by issuance of stock warrants                                   65              --             --
Reorganized value in excess of amounts allocable to identifiable assets
          Amortization                                                        --              --            210
          Favorable settlement/unclaimed bankruptcy checks                    --              --            276
          Impairment                                                          --           1,944             --
Loss in equity of investee                                                     2              42            907
Provision for losses on accounts receivable                                   --             276             72
Cumulative change in accounting principle                                     --             988             --
Deconsolidation of German subsidiary                                          --          (3,165)            --
Foreign currency (gains) losses related to German Pension Plan                --            312              --
Changes in assets and liabilities:
(Increase) Decrease in prepaids                                               40              77             --
(Increase) Decrease in receivables                                           189              50             51
Increase (Decrease) in accounts payable and accrued expenses                 103             (65)        (1,094)
Decrease in other liabilities and deferred credits                            --              --             --
Other, net                                                                    39             (27)            30
                                                                              --             ----            --
Net cash provided from (used in) operating activities                     (1,314)         (1,824)        (3,214)
                                                                          -------         -------        -------
Cash flows from investing activities:
Payments for fixed assets                                                    (18)             --             --
Proceeds from sale of fixed assets                                            --               9             24
Acquisition costs                                                           (150)             --             --
Proceeds from life insurance policies                                         39              --             --
Investment in limited partnership                                              4             545         (1,500)
                                                                               -             ---         -------
Net cash provided from (used in) investing activities                       (125)            554         (1,476)
                                                                            -----            ---         -------



CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
continued



                                                                           2003           2002               2001
                                                                           --------------------------------------

Cash flows from financing activities:
Proceeds from borrowings                                                      85              --             --
Sale of common stock                                                          40              --             --
Net cash provided from (used in) financing activities                        125              --             --
Net increase (decrease) in cash and cash equivalents                      (1,314)         (1,270)        (4,690)
Cash and cash equivalents at beginning of period                           1,344           2,614          7,304
                                                                           -----           -----          -----
Cash and cash equivalents at end of period                                   $30          $1,344         $2,614
                                                                             ===          ======         ======

Cash payments for:
Interest                                                                      $--             $--            $--
Income taxes                                                                   --              --             --



See accompanying Notes to Consolidated Financial Statements.

     The changes in operating assets and liabilities resulting from the acquisition transaction are not considered in determining net cash provided from operating activities.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIENCY)
The CattleSale Company and Subsidiaries
For the years ended December 31, 2003, 2002 and 2001
(In thousands)


                                         Common Stock              Preferred Stock        Paid in     Retained     Total
                                 # shares        Par Value      # Shares     Par Value    Capital      Deficit
Balance at December 31, 2000      10,000,000         $100             0         $ -       $7,400         $(311)      $7,189
Net loss                              -                -              -           -          -          (3,793)      (3,793)
Treasury stock                      (15,274)           -              -           -          -             -            -
Common stock unclaimed                -                -              -           -         (11)           -            (11)
------------------------------ --------------- -------------- ------------ ----------- ------------ ------------- -----------
Balance at December 31, 2001       9,984,726         $100             0         $ -       $7,389      $ (4,104)      $3,385
Net loss                              -                -              -           -          -          (2,290)      (2,290)
------------------------------ --------------- -------------- ------------ ----------- ------------ ------------- -----------
Balance at December 31, 2002       9,984,726         $100             0         $ -       $7,389      $ (6,394)      $1,095
Acquisition                        9,593,168           96        2,700,000       27          539          -             662
Preferred Stock Conversion           497,306            5          (68,594)      (1)          (4)         -              -
Warrants issued                       -                 -             -           -           65          -              65
Stock issued                         278,500            3             -           -           37          -              40
Net loss                              -                 -             -           -           -         (1,830)      (1,830)
------------------------------ --------------- -------------- ------------ ----------- ------------ ------------- -----------
Balance at December 31, 2003      20,353,700         $204        2,631,406      $26        $8,026       $(8,224)       $ 32

See accompanying Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS The CattleSale Company and Subsidiaries For the years ended December 31, 2003 and 2002 and the periods (Dollars in thousands, except share data)

     Since February 25, 2003, the Company, through the Subsidiaries, has been in the business of providing auction trading services to producers of beef and dairy cattle which is accessible by the internet at the website www.cattlesale.com. During the period of February 25, 2003 through December 31, 2003, the Company's cattle trading activity was conducted primarily in the Pacific Northwest and Northern Great Plains' states. Also during this period, three buyers accounted for approximately 24%, 21% and 12%, respectively, of the Company's gross billings.

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

     On December 5, 2000, the United States Bankruptcy Court for the District of Delaware (the "Court") approved the Company's Amended Plan of Reorganization (the "Plan"). Pursuant to the Plan, on June 30, 2000, the Company's European Operations were sold to Datapoint Newco 1 Limited, a United Kingdom company ("DNL") and, on June 18, 2000, the Dynacore Patent Litigation Trust (the "Trust") was formed to prosecute the Patent Litigation on behalf of the holders of units of beneficial interest in the Trust (the "Beneficial Interests"). Pursuant to the Plan, the Company is obligated to loan the Trust up to $1 million with interest at 12% per year (the "Trust Loan"). As of December 31, 2003, $909 had been advanced leaving an additional commitment of $91.

     On February 25, 2003, the Company acquired all of the limited liability company interests (the "Interests") in CS Livestock Commissions Co. LLC and CS Auction Production Co. LLC (collectively, the "Subsidiaries"). The Company, through the Subsidiaries, is now conducting a cattle auction and trading services business on the internet.

     Prior to its acquisition of the Subsidiaries in February 2003, a portion of the cash proceeds from the sale of the European Operations constituted substantially all of the Company's assets. These proceeds were held in a money market mutual fund pending use in an operating business. As of December 31, 2003, the Company had cash and cash equivalents of approximately $30 thousand.

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

     In August 2002, the then three senior officers of the Company agreed to receive Beneficial Interests in lieu of cash as compensation for their services during the period from June 30, 2002 through December 18, 2002. This resulted in cash savings to the Company of $209,981. Likewise, the Company's then four non-employee directors agreed to receive Beneficial Interests in lieu of their quarterly director fees through the end of the calendar year, resulting in cash savings to the Company of $30,000.

     In addition, the Company exercised an early cancellation option in the lease for its former European headquarters in Paris, France and downsized its San Antonio, Texas headquarters. On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release is contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent, full payment of which must be received by the landlord not later than April 30, 2004. While the Company intends to make such payment, if the payment is not received, the landlord maintains full rights to sue the Company for damages with respect to the Lease. The terms of the original lease provided for lease termination in October, 2009 and the Company's annual lease obligation was approximately $400,000.

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of its December 31, 2003 obligations, without an infusion of additional cash. In November and December of 2003, the Company received short term financing of $125,000 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. In addition, subsequent to year end, an additional $125,000 was received as a private placement investment, also to partially fund its operations. The Company has been primarily operating through one agent located in the Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Consequently, subsequent to year end, the source of cash inflows to the Company has primarily been from the private investment, which is not sufficient to meet the Company's operations cash requirements. The Company has been seeking to expand its agent network to include more coverage throughout the United States. In addition, the Company is exploring several opportunities to provide more permanent capital cash infusions. While the Company is simultaneously seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations or continue operations.

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

     At  December  31,  2002,   approximately   $1,301  of  the  Company's  cash
equivalents was invested in a money market mutual fund. The remainder of the Company's cash was in operational checking accounts.

Revenue Recognition

     Between December 18, 2000 and February 25, 2003, the Company was involved in pursuing its patent rights through the Trust and in seeking a merger or acquisition partner, while its Corebyte subsidiary derived its revenue from the sale of internet based application software.

     Effective February 25, 2003, the Company provides auction trading services through the internet to producers of beef and dairy cattle. The Company typically receives a consignment fee from the producer at the time the producer enters into a listing agreement with the Company. If the listing results in a sale, this fee is refunded to the seller as a credit to the commission. If no sale occurs, the Company retains the consignment fee. Commissions are based on a percentage of the selling price of the cattle, subject to a minimum per head charge. Commission revenue is recognized upon delivery of the cattle to the buyer.

     Commissions, paid by the Company to its regional representatives, typically 60% to 80% of the Company's commission revenue, are recorded as selling costs when the Company records the related revenue.

     The Company generally pays the seller prior to its collection from the buyer and thereby has credit risk for amounts greatly in excess of commission revenue. Although not contractually bound, the Company also may, in certain circumstances, absorb losses from buyer rejection.

     The previous management of the Subsidiaries before their acquisition by the Company had taken the position that the billings to the sellers should be reported as the Subsidiaries' revenue, the amounts paid to the sellers reported as the cost of sales and the net retained by the Subsidiaries reported as gross profit.

     The Company continued previous management's policy in preparing its interim financial statements for the periods ended March 31, June 30 and September 30, 2003. After review of the Subsidiaries' current method of operations and the structuring of its transactions, management has concluded that reporting the Company's net commission as revenue is more appropriate.

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


                                            2003                             2002                      2001
                                            ----                             ----                      ----
                                                        Per                            Per                          Per
                                      Loss    Shares    Share        Loss    Shares   Share      Loss    Shares    Share
Loss before extraordinary
  credits and change in accounting
  principle                         $(1,830)                       $(2,526)                    $(3,793)
Preferred stock dividend
  Accumulated                          (556)                           --                         --
Cumulative effect of change in
  accounting principle                  --                           (988)                        --
Extraordinary credits:
Deconsolidation of company
  subsidiary                            --                           3,165                        --
Write off of Reorganization
   excess                               --                          (1,941)                       --
                                        --                          -------                       --

Basic and Diluted                  $(2,386)  18,241    $(0.13)     $(2,290)   9,985 $(0.23)    $(3,793)     9,985    $(0.38)

     The per share computations for the years ended December 31, 2003, 2002 and 2001 exclude the following shares subject to stock options because their effect would have been antidilutive:

                       2003          2002         2001
                       ----          ----         ----
    Stock options      1200          750           750
     Warrants           450           --            --

Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS 142") was applicable to the Company beginning in 2002. SFAS 142 prescribes a new methodology for assessing the impairment of goodwill which, for purposes of SFAS 142, includes the reorganization value in excess of amounts allocable to identifiable assets ("RVE"). Management believed that there was no economic impairment of RVE and consequently did not reduce RVE under the accounting standards applicable to 2001. SFAS 142, however, requires the value of goodwill be assessed using market conditions. This principally requires reference to the Company's stock price. The Company has no subsidiaries or divisions that meet the definition of a "reporting unit" as set forth in SFAS
142. Therefore, the impairment test must be applied on a Company-wide basis. The stockholders' equity at the beginning of 2002 exceeded the market capitalization of the Company by $988, necessitating a noncash impairment charge of that amount. This charge has been reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended December 31, 2002.

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

     At December 31, 2003, the Company's market capitalization greatly exceeded, not only stockholders' equity but also total assets. Management consequently concluded that goodwill was not impaired as of December 31, 2003. As discussed in Liquidity and Going Concern" above, there is substantial doubt about the ability of the Company to obtain sufficient funding to continue its operations. Even if it does continue its operations, there is a significant chance that the operations will not become profitable. Consequently, there is a significant chance that a goodwill impairment could occur in 2004 or afterward.

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

     As of December 31, 2003, the $909 Trust Loan was classified as a receivable. The probability of collection was dependent upon the success or favorable settlements of the Patent Litigation. On February 11, 2003, the defendants motion for summary judgment was granted. In view of the summary judgment, an allowance for the full amount of the Trust Loan was recorded; the Trust Loan and accrued interest are fully reserved and carried on the balance sheet at $0. granted The Trust appealed this decision and lost the appeal on March 31, 2004. As a result of the loss of the appeal, the amounts will be written-off in 2004.

     As a consequence of these ownership changes, the Company continued to account for the Trust as a consolidated subsidiary until the transfer of Beneficial Interests to the officers and directors in August 2002. At that point, the Company began accounting for the Trust as an equity method investee. Following the December 18, 2002 dividend of the Beneficial Interests, the Company accounted for its advances to the Trust as loans to another entity. As amounts were loaned or required to be loaned for costs incurred, an immediate bad debt loss was recorded for Trust expenses. The practical result was that for all times during 2003 and 2004 the Company recorded Trust expenses as its own. The total amount of $532 is shown as one line item labeled Patent Litigation Trust expenses.

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

4. Investment in Limited Partnership

     On May 1, 2001, the Company invested $1,500 in a limited partnership (the "Partnership") whose general partner was an affiliate of certain members of the Company's management. All management and incentive fees associated with the Company's investment in the Partnership were expressly waived. The Partnership's primary purpose was to invest in a company in the natural resource industry. The Partnership's holdings in that company were liquidated in May 2002. At that time, the Company owned approximately 55% of the Partnership and its share of the Partnership's capital was approximately $551, of which $545 was returned in June 2002. The Company's investment in the Partnership was liquidated in the third quarter of 2003 and a $4 distribution was received. The Partnership accounted for its investments at fair value and changes in fair value were reflected in the its net income for the period. The Company carried its investment in the Partnership on the equity method. Under the equity method, the Company's allocable share of the Partnership's earnings and losses was included in the determination of the Company's net income. The Company's approximate share of the Partnership's loss for the years ended December 31, 2003, 2002 and 2001 was $2, $42 and $907, respectively, and is included in non-operating income/(expense) on the statement of operations.

5. Restructuring Costs

     During the periods listed below, the Company incurred restructuring costs, as shown, in connection with its Reorganization. Through the end of 2002 restructuring charges relating to payroll costs were not recorded until specific employees are determined (and notified of termination) by management in accordance with the Company's overall restructuring plan. Other restructuring costs were not recorded until management has committed to an exit plan and all significant actions to be taken have been identified and significant changes to the plan are not likely.

     Subsequent to December 31, 2002, the Company began to apply the provisions of Statement of Financial Accounting Standards No. 146 - Accounting for Costs Associated with Exit of Disposal Activities ("SFAS 146"), to the recognition of restructuring charges. Under SFAS 146, restructuring charges relating to payroll costs are not recorded until management commits to a plan of termination, the plan identifies the number, job classifications or functions, and locations of employees to be terminated, the terms of the termination benefits have been determined and it is unlikely that there will significant changes to the plan. Even then, the fair value of the liability is only recorded if the employees are not required to render service for their benefits beyond a "minimum retention period", otherwise the liability is recorded ratably over the future service period. Under SFAS 146, costs to terminate a contract, such as a lease, are recorded at the termination date or, for costs that will continue to be incurred without economic benefit to the Company, when the Company ceases using the rights conveyed by the contract. A liability for other restructuring costs is recorded when incurred, generally when goods and services are received by the Company. The adoption of SFAS 146 in 2003 had no material impact on the Company's financial statements.



                            2003        2002       2001
                         ---------   ---------   --------
Restructuring costs         $9          $15       $233

     For the year ended December 31, 2003, the Company's restructuring costs were incurred in connection with the settlement of a facility lease.

     For the year ended December 31, 2002, the Company's restructuring costs related to insolvency and liquidation procedures for its German subsidiary. At December 31, 2002, accrued but unpaid restructuring costs were $13.

     For the year ended December 31, 2001, the Company's restructuring costs of $233 arose in connection with severance obligations ($183) and closing the Paris office. At December 31, 2001, accrued but unpaid office closing restructuring costs were $50, which were paid during the first and second quarters of 2002.

Restructuring accrual as of December 31, 2000                    $51
Additions                                                        233
Payments                                                        (234)

Restructuring accrual as of December 31, 2001                    $50
Additions                                                         15
Payments                                                         (52)

Restructuring accrual as of December 31, 2002                    $13
Additions                                                         20
Payments                                                         (22)
Change in estimate                                               (11)
                                                                 ----
Restructuring accrual as of December 31, 2003                     $0



6.       Non-operating Income (Expense)

                                         2003         2002        2001
Interest earned                           $3          $25         $248
Imputed interest                          25           49           54
Interest expense                         (24)          --           --
Foreign currency gains (losses)           --         (275)         136
Equity in loss of limited partnership     (2)         (42)        (907)
Unclaimed bankruptcy checks              160           --           --
Other                                     25           --           (3)
                                          --           --           ---
                                        $187        $(243)       $(472)
                                        ====        ======        ======

7. Income Taxes
    The provision for taxes consisted of the following:


                                            2003         2002          2001


Income  (loss)  before income taxes and   $(1,830)     $(2,526)      $(3,793)
extraordinary credit
Current                                    $--            $--            $--
Deferred                                    --             --             --
                                            --             --             --
Total provision                            $--            $--            $--
                                           ===            ===            ===

                                           2003           2002          2001


Income taxes  at statutory rate           $(640)         $(884)       $(1,327)
Increase in taxes resulting from:
Benefit   of  U.S.   tax  loss  not         638            883          1,320
recognized
Other, net                                    2              1              7
                                              -              -              -
Provision for income taxes                  $--            $--            $--
                                            ===            ===            ===

     The primary components of deferred income tax assets and liabilities are as follows:
                                              2003              2002
                                              ----              ----
   Deferred income tax assets:
   Loss and credit carryforwards            $51,185           $50,672
   Other                                        345               304
                                                ---               ---
                                             51,530            50,976
   Less Valuation allowance                  51,530            50,976
                                             ------            ------
                                               --                 --
   Deferred income tax liabilities:
   Accrued retirement costs                   (400)             (400)
                                              -----             -----
   Net deferred income tax asset(liability)  $(400)            $(400)
                                             ======            ======
    The valuation allowance increased by $554 in 2003 and decreased by $11,443 in 2002.

     Despite the current estimate, it is possible that some of the deferred tax assets will be realized in the future. Should this happen, the valuation allowance will be reduced.

     At December 31, 2003, the net deferred income tax liability of $400 was presented in the balance sheet, based on tax jurisdiction, as other liabilities of $400. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income in certain taxing jurisdictions prior to the expiration of loss and credit carryforwards. The Company intends to utilize qualified tax planning strategies, if necessary, to utilize deferred tax assets where valuation allowances have not been provided. Management believes that, more likely than not, deferred tax assets will not be fully realized in the future and have therefore provided a valuation allowance to reserve for those deferred tax assets not considered realizable.

     At December 31, 2003, the Company had tax operating loss carryforwards for U.S. federal tax purposes approximating $117,000. Of this amount, $14,000 expires in 2004, $15,000 expires in 2005 and $88,000 expires in various amounts through year 2024. U.S. federal long-term capital loss carryforwards of $29,000 expire in various amounts beginning in 2004. Utilization of the ordinary and capital tax loss carryforwards is subject to limitation in the event of a more than 50% change in ownership of the Company. While management believes that no such change has occurred, management does contemplate that future capital infusions probably will trigger the 50% change of ownership and thus limit future utilization of the tax loss carryforward.

     The Company had unused alternative minimum tax credits for income tax purposes at December 31, 2002 of approximately $170 which may be used to offset the Company's future tax liabilities. Utilization of these credits is subject to limitation in the event of a more than 50% change in ownership of the Company.

8. Accounts Receivable

     The Company has a receivable from Vugate, Inc. ("Vugate"), the buyer of its videoconferencing business. This receivable consists of a note with a remaining face amount of $190 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $158, $54 of which is classified as a current asset, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The Company imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis beginning in the first quarter of 2002. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible. An additional $10 is receivable from other parties.

     As of December 31, 2003, the Company had a $909 receivable from the Trust plus $167 of accrued interest. The collection of the receivable is solely dependent upon the success or favorable settlement of the Patent Litigation. In view of the summary judgment granted to the defendants in the Patent Litigation on February 11, 2003, an allowance for the full amount of the receivable was recorded as of December 31, 2002. As a result of the loss of the appeal, the amounts will be written off in 2004. The Company has not recorded the accrued interest as income.

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

     Because of the lack of specific payment terms and comparable instruments, it is not practicable to estimate the fair value of the note receivable from Vugate except that the comparatively low market interest rates as of December 31, 2003 and 2002 make it likely that the fair value exceeds the carrying amount.

     It is also not practicable to estimate the fair value of the loan receivable from the Trust. Because there is a remote possibility of recovery of some or all of the principal as of each balance sheet date, the fair value does exceed the zero carrying value.

9.       Fixed Assets

                                                                      Accumulated
                                                   Cost              Depreciation             Net
December 31, 2003
Property, plant and equipment:                    $148                  $ 40                  $108
Leasehold improvements                              --                    --                    --
Machinery, equipment, furniture and fixtures        28                    28                    --
                                                    --                    --                    --
                                                  $176                   $68                  $108
                                                  ====                   ===                  ====


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
                                                  ===                   ===                   ===


10. Lease Commitments

     The Company leased certain facilities and equipment under various leases. Substantially all of the leases were classified as operating leases. Rental expense for operating leases is was follows:

                  2003                           $233
                  2002                           $279
                  2001                           $256

     Most of the leases contained renewal options for various periods and required the Company to maintain the property. Certain leases contained provisions for periodic rate adjustments to reflect Consumer Price Index changes. At December 31, 2003, future minimum lease payments for all noncancelable leases, assuming the completion of the settlement described in the next paragraph, totaled $0.

     On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release is contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent, full payment of which must be received by the landlord not later than April 30, 2004. While the Company intends to make such payment, if the payment is not received, the landlord maintains full rights to sue the company for damages with respect to the Lease. The terms of the original lease provided for lease termination in October, 2009 and the Company's annual lease obligation was approximately $400,000. If the settlement is not effected by the final payment, the Company may have to record the present value of part or all of the obligation as a liability.

11. Payables to Bank

     At December 31, 2003, no lines of credit or other credit facilities were in place with any banks or financial institutions.

12. Accrued Expenses
                                                          2003         2002
                                                          ----         ----


Salaries, commissions, bonuses and other benefits        $81            $50
Accrued professional fees                                133            136
Other                                                     18             21
                                                          --             --
                                                        $232           $207
                                                        ====           ====

13. Stock Option Plans

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

                                                  Employee Stock Option Plans                Director Stock Option Plans
                                         -------------------------------------------- ----------------------------------------
                                         Price Range            Number of Shares        Price Range       Number of Shares
                                                          ---------------------------                -------------------------
                                         of Shares        Under           Available      of Shares    Under Option Available for
                                         Under Option     Option          for Option     Under Plan                    Option
                                         ---------------- ------------ -------------- -------------- ------------- ------------

Outstanding at December 31, 2000            $.75             550,000      950,000          $.75          200,000        --
                                                                                                                        ==
Granted                                       --                  --           --            --               --        --
Canceled                                      --                  --           --            --               --        --
                                              --                  --           --            --               --        --
Outstanding at December 31, 2001            $.75             550,000      950,000          $.75          200,000        --
                                                                                                                        ==
Granted                                       --                  --           --            --               --        --
Canceled                                      --                  --           --            --               --        --
                                              --                  --           --            --               --        --
Outstanding at December 31, 2002*           $.75             550,000      950,000          $.75          200,000        --
                                                                                                                        ==
Granted                                      .20             450,000    (450,000)            --               --        --
Canceled                                      --                  --           --            --               --        --
                                              --                  --           --            --               --        --
Outstanding at December 31, 2003*        .20 -.75          1,000,000      500,000          $.75          200,000        --
                                           ======          =========      =======          ====          =======        ==

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

(In thousands, except per share amounts)

                                                    2003        2002        2001
                                                    ----        ----        ----
Net income (loss)                - As reported   $(1,830)     $(2,290)  $(3,793)
                                 -(1)                (21)         (--)     (131)
                                 - Pro forma      (1,851)      (2,290)   (3,924)
Basic earnings (loss) per share  - As reported     $(.13)       $(.23)    $(.38)
                                 - Pro forma        (.13)        (.23)     (.39)

     (1) Stock based compensation if the fair value method had been used.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. No options were granted during the years ended December 31, 2002 and 2001 or the period January 1, 2000 through December 18, 2000.

            2003
Risk-free interest rate
     Employee options                        1.98%
Expected dividend yield
     Employee options                          0
Expected volatility
     Employee options                        3.789
Expected lives
     Employee options                          4
Weighted average remaining contractual life
     Employee options                         10


     The following is summarized information about stock options outstanding as of December 31, 2003:

Range of Exercise Prices                                  $0.20 - 0.75

Number of shares outstanding                              1,200,000

Weighted average exercise price of shares outstanding     $0.54

Weighted average remaining contractual life               7.9

Number of shares exercisable                              900,000

Weighted average exercise price of shares exercisable     $0.66

14. Retirement Income Plans

    Retirement expenses incurred by the Company were as follows:


                                  2003          2002            2001
                             --------------------------------------------
U.S.:
  Matching contributions          $2              $2             $4
Outside the U.S.:
  Defined benefit plans           --             142            158
  Other plans                     0              142            158
                                 --             ----           ----
                                 $2             $144           $162
                                 ==             =====          ====

     U.S. Plans

     The Company had a 401(k) retirement and savings plan (the "401(k) plan") which covered all full-time employees who had been employed for at least twelve months. The Company's retirement and savings plan contribution had been a 25% matching contribution for employee contributions up to 5% of each employee's compensation. At the Board's discretion, the Company may have also contributed a profit sharing amount to the plan that is contingent upon the performance level of the Company. The 401(k) plan was terminated on January 31, 2004.

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

         Expenses of the defined benefit plans were as follows:


                                               2002        2001
Service Cost                                   $--         $--
Interest Cost                                  142         158
Expected return on plan assets                  --          --
Amortization of transition obligation           --          --
Amortization of net actuarial  loss             --          --
                                                --          --
Total                                          $142       $158
                                               ----       ----

    Obligation and asset data for the defined benefit plans at December 31, 2003 and 2002 were as follows:

Change in benefit obligations                     2002            2001
-----------------------------                     -----           ----
Benefit obligation at beginning of period        $2,763         $2,837
     Service cost                                  --               --
     Interest cost                                 142             158
     Benefits paid by employer                     (48)            (65)
     Foreign exchange (gain) loss                  311            (161)
     Actuarial (gain) loss                          48              (6)
     Deconsolidation of subsidiary              (3,216)              --
                                                -------              --
Benefit obligation at end of period               $--            $2,763

Funded Status                                     $--          $(2,763)
    Unrecognized net actuarial (gain) loss         --              (11)
    Unrecognized prior service cost                --                --
    Unrecognized transition obligation             --                --
Net amount recognized                             $--          $(2,774)
                                                  ---          --------
Amounts recognized in the balance sheet consist of:
     Accrued retirement, non-current              $--          $(2,774)
     Prepaid benefit cost                          --                --
     Deferred tax asset                            --                --
     Accumulated other comprehensive loss          --                --
                                                   --             -----
Total                                             $--          $(2,774)
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

15. Certain Relationships and Related Transactions

     Gerald N. Agranoff, the Company's Vice President and Secretary as well as its general counsel and a director, is of counsel at the law firm Pryor Cashman Sherman & Flynn LLP. During the years ended December 31, 2003, 2002 and 2001, the Company paid legal fees of $0, $106 (of which $55 was accrued at December 31, 2002), and $233 (of which $70 was accrued at December 31, 2000), respectively, to Pryor Cashman Sherman & Flynn LLP, for legal services provided by attorneys other than Mr. Agranoff.

     During the years ended December 31, 2003, 2002 and 2001, the Company paid secretarial expenses of $66 (of which $13 was accrued as of December 31, 2003), $64 and $50, respectively, to Canal Capital Corporation ("Canal Capital"). Asher
B. Edelman, former Vice Chairman of the Company's Board of Directors, serves as chairman of the board of directors of Canal Capital and Mr. Agranoff is also a member of the board.

     The Company, along with co-tenants Canal Capital and Plaza Securities Company LP, of which Mr. Edelman, a former director of the company, is the controlling general partner and Mr. Agranoff is a general partner, entered into an amendment of its New York office lease in February, 1999. While the Company is currently paying 50% of the monthly lease payment, each co-tenant of is jointly liable for the full lease obligation. On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release is contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent, full payment of which must be received by the landlord not later than April 30, 2004. While the Company intends to make such payment, if the payment is not received, the landlord maintains full rights to sue the Company for damages with respect to the Lease. The terms of the original lease provided for lease termination in October, 2009 and the Company's annual lease obligation was approximately $400.

     Joshua J. Angel, a former member of the Company's Board of Directors, is the senior managing shareholder of Angel & Frankel, P.C. During the years ended December 31, 2003, 2002 and 2001, the Company paid legal fees of $0, $0 and $93, respectively, to Angel & Frankel, P. C. for legal services.

     On February 25, 2003, the Company began leasing approximately 600 square feet from MPI Investment Management, Inc. ("MPI"). Messrs. David W. Pequet and Mark A. Margason, both Company directors, are also principals of MPI. During the year ended December 31, 2003, the Company paid MPI $12.

16. Commitments and Contingencies

     From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability in relation to the financial position and results of operations.

     As a result of the March 31, 2004 ruling rejecting the appeal of the Patent Litigation described in the Patent litigation section of Item 1, the District Court must rule on the defendants' motions for taxable costs and attorneys' fees. The Company and the Trust believe that they acted in good faith in bringing and prosecuting the Action and that they have valid defenses to and arguments against defendants' motions. Although the Company and the Trust believe the motions for attorneys' fees to be without merit, there can be no assurance that the District Court will rule in favor of the Company and the Trust. The Company and the Trust cannot predict (i) when the District Court will rule on defendants' motions for attorneys' fees, (ii) how the District Court will rule on the motion, and (iii) the amount of any attorneys' fees if awarded by the District Court. However, a ruling against the Company and/or Trust may have a material adverse effect on the Company and/or Trust.

     In addition, pursuant to the Plan, the company is obligated to loan the Trust up to $1 million. At December 31, 2003, $909 had been advanced. As a result of the rejected appeal, Trust financial obligations up to the remaining commitment of $91 may be claimed against the Company.

     On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release is contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent, full payment of which must be received by the landlord not later than April 30, 2004. While the Company intends to make such payment, if the payment is not received, the landlord maintains full rights to sue the Company for damages with respect to the Lease. The terms of the original lease provided for lease termination in October, 2009 and the Company's annual lease obligation was approximately $400,000.

17. Acquisitions

     On July 27, 1999, the Company, through its subsidiary Corebyte Inc., acquired communication and networking software products providing internet and e-commerce applications. During the third quarter of 2001, the Company concluded that the Corebyte operation was no longer viable or profitable and discontinued its operations.

     On February 25, 2003, the Company acquired all of the limited liability interests (collectively, the "Interests") in both CS Livestock Commissions Co. LLC and CS Auction Production Co. LLC (collectively, the "Subsidiaries") from AEI Environmental, Inc. ("AEI"). The results of the operations of the Subsidiaries are included in the Company's consolidated statement of operations from February 25, 2003 forward.

     The Subsidiaries are headquartered in Hinsdale, Illinois and conduct a cattle auction accessible via the internet at the website www.cattlesale.com. Management believes that the Subsidiaries' products and services reduce transaction costs and improve information flow and market efficiencies in cattle production. Purchase Price

     The purchase price paid for the Interests consisted of:

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

     The Company determined that the monetary value assigned to the purchase price for financial reporting purposes was $814. This consisted of a value of $662 ascribed to the shares issued as described above, $50 cash paid to the sellers and $102 of transaction costs. The value ascribed to the shares was based on 49/51 of the Company's quoted market capitalization at the December, 2002 announcement of the acquisition intent, with an adjustment, based on quoted market prices, for the Patent Litigation Trust interests distributed to the pre-acquisition shareholders.

     In the acquisition, the Company also incurred a contingent obligation to pay the sellers $50 in the case of a significant future issuance of debt or equity by the Company for cash.

     Following is a balance sheet of the Subsidiaries acquired as of the acquisition date of February 25, 2003.

              Current assets                    $110
              Fixed assets                       130
              Goodwill                           708
                                                 ---
                                                 948

             Current liabilities                 134
             Equity                              814
                                                 ---
                                                 948

     The tangible assets and liabilities of the Subsidiaries are not significant. The purchase price is allocated principally to the Subsidiaries' proprietary software and to goodwill. Management believes that the Subsidiaries' value substantially exceeds the value of their individual assets and liabilities because of the results of the Subsidiaries' efforts up to this point in refining its business model, establishing its workforce and network of field agents and creating awareness among potential customers. The goodwill and most of the software value is not expected to be amortizable for income tax purposes.

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

         Preferred Stock

     The rights and preferences of the Series A Preferred Stock and the Series B Preferred Stock (collectively, the "Preferred Stock"), which each have a par value of $.01 per share, are as follows:

     Dividends

     Dividends accrue and are cumulative from the date of issuance in an amount per annum equal to 2.5% per year per share and will be payable semi-annually, when, as and if declared by the Board of Directors. Dividends will be payable in cash, shares of Preferred Stock (valued at $10 per share) or shares of Common Stock (valued, (x) if there is a market for the Common Stock, at the average price of a share of Common Stock during the last thirty (30) days of trading, or
(y) if there is not a market for the Common Stock, at $1.38 per share), or any combination thereof. As of December 31, 2003 dividends of $ .21 per share were in arrears for a total arrearage of $556.

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

     Pro Forma Financial Information

     The estimated pro forma effect on the Company's  results of operations  for
1) the year ending December 31, 2003 and 2) the year ending December 31, 2002 had the acquisition occurred on January 1, 2002 are as follows:


                                                     2003                          2002
                                            Historical  Pro-Forma         Historical     Pro-Forma
Service Revenue
  (net of $5,481 gross billings
           in historical 2003)                $113         $123              $ -            $100
Income before extraordinary  credits
 and cumulative effect of a change
 in accounting principle                   (1,830)        (1,956)          (2,526)        (3,091)
Net loss                                   (1,830)        (1,956)          (2,290)        (2,855)
Loss per share                               (.13)          (.13)            (.13)          (.14)


18. Notes Payable

     As of December 31, 2003, there were three notes payable outstanding with a total face amount of $132. All three bear interest rates of 8%, with maturities ranging from January 15, 2004 through February 15, 2004. In addition, a total of 275,000 shares of the Company's common stock were issued in conjunction with these notes. The debt discount on these notes of $47, including $40 representing proceeds allocated to the stock issued, is being amortized over the maturity life of the notes and at December 31, 2003, unamortized discount on all notes totaled $23. The resulting effective annual interest rate for financial reporting purposes was thereby 261%. The notes are being carried on the balance sheet as $109.

     Because the borrowings had been made recently, as of December 31, 2003 the estimated fair value of the notes approximates carry value.

     Subsequent to year end, the Company is in payment default on all of these notes. Two notes were amended to included default interest of 12% for all unpaid amounts after the maturity date as well as the issuance of an additional 135,000 shares of the Company's common stock.

19. Subsequent Event

     On March 7, 2004, the Company entered into a letter of intent to acquire the cattle identification, traceability and data management division of CowTek, Inc. CowTek, Inc., headquartered in Brule, Nebraska is the developer of ISO Memory tag technology with a proprietary distributive database management system for the identification and traceability of individual cattle records. The acquisition is structured around the issuance of 300,000 shares of CattleSale Company $10 Convertible Preferred Stock B and 4,000,000 stock options on CattleSale common stock exercisable between $.25 and $.75 for a combined exercise price of $2,120,000. The transaction has an expected close date during the second quarter of 2004 and is contingent on final due diligence, a
definitive   purchase  agreement  and  approval  of  both  companies'  board  of directors.

     20. Additional Pro Forma Financial Information (Unaudited)

     The accompanying unaudited pro forma condensed statement of operations of the Subsidiaries for the year ended December 31, 2003 and December 31, 2002 gives effect to the acquisition of the Interests (see Note 17) as if it had occurred on January 1, 2002. The pro forma condensed statement of operations also gives effect to the deconsolidation of the Company's German subsidiary as if it had occurred on December 31, 2001.

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of the Interests been consummated as of January 1, 2002, nor is the information necessarily indicative of future operating results.

                                    The CattleSale Company and Subsidiaries
                                       Pro Forma Statement of Operations
                                      For the year ended December 31, 2003
                                                   ($s in 000's)


                                                         As Reported         Adjustments        Pro Forma

         Service revenue
          (net of $6,021 gross pro
           forma billings in 2003)(5)                    $   113               $ 10   (1)        $ 123

         Selling, general and                              2,130                 131 (1)         2,266
                    administrative expenses                                        5 (2)
                                                         --------                   -                -
              Operating loss                            $ (2,017)            $  (126)         $(2,143)

         Non-operating income (expense):
         Interest income                                      28                  --                28
         Other, net                                          159                  --               159
                                                             ---                  --               ---
              Net loss                                  $ (1,830)            $  (126)         $(1,956)
                                                          =======             =======          =======

         Cumulative dividend on preferred stock             (556)                                 (556) (4)
         Net loss available to common shareholders       $(2,386)                             $ (2,512)
                                                         ========                             =========

         Net loss per common share                      $   (.13)                              $  (.14)  (3)
                                                        =========                               ========


Average common shares outstanding:
        Basic and Fully Diluted                       18,240,926



                                             Notes to the Pro Forma Statement of Operations

(1)  Reflects the actual results of the Interests for the period January 1, 2003 through February 24, 2003.
(2)  Reflects amortization expense on the fair value of the Interests' fixed assets acquired for the period January 1, 2003 through February 24, 2003.
(3)  Assumes weighted average shares of 18,240,926 shares of common stock for the entire period of January 1, 2003 through
        December 31, 2003.
(4)  Assumes 2,631,406 shares of preferred stock were outstanding for the entire period of January 1, 2003 through
        December  31, 2003.
(5)  Gross billings of $5,481 are included in the "as reported" column and gross billings of $540 are included in the
       "adjustment" column for a total of $6,021 in the "pro forma" column.


                                      The CattleSale Company and Subsidiaries
                                           Pro Forma Statement of Operations
                                         For the year ended December 31, 2002
                                                         ($s in 000's)

                                                                                                   Total              Pro
                                                               As Reported     CattleSale (7) Adjustments (5)        Forma
Service revenue (9)                                                 $--           $100                $--            $100
Selling, general and administrative expenses                     1,387             674                --            2,061
Trust expense                                                      532              --                --              532
Impairment of assets                                               349              --                --              349
Restructuring costs                                                 15              --                --               15
                                                                    --              --                --               --
Total operating cost and expenses                                2,283             674                --            2,957
                                                                 -----             ---                --            -----
Operating loss                                                $(2,283)          $(574)                $--        $(2,857)

Non-operating income (expense):
Interest income                                                     25               2                --               27
Interest expense                                                  (42)             (5)                --              (5)
Equity in loss of limited partnership                                                                                (42)
Other, net                                                       (226)              12                --            (214)
                                                                 -----              --                --            -----

Income (loss) before income taxes and
   Extraordinary credits and cumulative effect of
   Change in accounting principle                              (2,526)           (565)                --          (3,091)
Income taxes (benefit)                                              --              --                --            --
                     -
Income (loss) before extraordinary credits and
   Cumulative effect of change in accounting principle         (2,526)           (565)                            (3,091)

Extraordinary credits:
Deconsolidation of company subsidiary                            3,165                           (3,165)               --
Impairment  of  reorganization  value in excess off  amounts
   allocable to identifiable assets                            (1,941)                             1,941               --
Cumulative effect of change in accounting principle              (988)                               988               --
Net income (loss)                                             $(2,290)         $ (565)            $(236)         $(3,091)
                                                              ========         =======            ======         ========

Net income (loss) per common share                              $(.12)          $(.03)            $(.01)           $(.16)
                                                                ======          ======            ======           ======

Average common shares outstanding:
        Basic and Fully Diluted (6)                         19,577,894

(6)  Assumes extraordinary items and change in accounting principle occurred on December 31, 2001.
(7)  On February 25, 2003, the date of the acquisition of the Interests,  9,593,168  additional  shares of Common Stock were issued to the seller representing 49% of the outstanding shares.
(8)  The Subsidiaries  suspended their operations  during the period of February through June 2002 in order to implement  necessary operational changes and efficiencies.
(9)  Gross billings of $5,847 are included in the "CattleSale" and "pro forma" column


    ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

     PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     The names, positions and offices with the Company of the current directors and executive officers of the Company are set forth below.

Name                          Position                       Year first elected
-----------------     -----------------------------------  --------------------

Edward L. McMillan     Chairman of the Board                         2003

Gerald N. Agranoff     Vice  President, Secretary, General
                       Counsel and Director                          1994

David S. Geiman        President and Chief Executive Officer         2003

Phillip P. Krumb       Vice President, Chief Financial Officer
                       and Director                                  1994

David W. Pequet        Director                                      2003

Mark A. Margason       Director                                      2003

William K. Richardson  Treasurer                                     2003


     The Acquisition Agreement between the Company and AEI, pursuant to which the Company acquired the Interests, provided that, upon the closing of the acquisition, the Company's Board of Directors would be increased from seven members to eight, the then members of the Board would resign effective immediately, and by action taken pursuant to the Written Consent, four of the Company's former directors and four persons designated by AEI would be elected to serve as directors until their successors are elected and qualified. Messrs. Edelman, Agranoff, Angel and Krumb were re-elected to the Board. Messrs. McMillan, Lane, Margason and Pequet are newly elected. Messrs. Edelman, Angel and Lane resigned during 2003.

     Further, the Acquisition Agreement provided that the persons named above were to be elected to the offices set forth opposite their names and they were duly elected by the new Board of Directors to do so.

     The principal occupations and business experience of each of the current directors and executive officers of the Company are described below.

     Edward L. McMillan, 57, a new member of the Board, will serve as Chairman of the Board and is a member of the Audit Committee. Mr. McMillan is a member of the AEI Board of Directors and is the retired President, Chief Executive Officer and Director of Purina Mills, Inc., the largest manufacturer and distributor of animal nutrition products in the United States. Mr. McMillan joined Purina Mills in 1969 and held various positions in marketing, product research, business development and diversified business management before being named President and CEO in 1987. Mr. McMillan is a prominent leader in the animal nutrition industry serving as Chairman of the Board of Directors for the American Feed Industry Association and the Prescription Feed Task Force. Mr. McMillan has received distinguished industry honors as the Agri-Marketer of the Year for the National Agri-Marketing Association; the Distinguished Service Award from the American Agricultural Editor's Association; the Distinguished Service Award from the American Feed Association. Mr. McMillan owns and manages McMillan L.L.C., a transaction consulting business and serves on other corporate boards including Premium Food Group Inc.; Balchem Inc.; Durvet, Inc.; and Distribution Dynamics Inc. Mr. McMillan received a Bachelor of Science degree in Agricultural Science from the University of Illinois and is a graduate of the Credit Research Foundation Graduate School of Credit and Financial Management. Mr. McMillan is Chairman of the U of I Research Park LLC and is Chairman Elect of the U of I Alumni Association. Mr. McMillan's principal business address is Mark Twain Plaza One, Suite 325, 101 West Vandalia Street, Edwardsville, Illinois 62025.

     Gerald N. Agranoff, 57, is a continuing member of the Board and is a Vice President and Secretary of the Company, as well as its general counsel. Prior to the Acquisition, Mr. Agranoff was the Company's Chief Operating Officer, Acting President and Vice Chairman of the Board. Mr. Agranoff is a general partner of SES Family Investment & Trading Partnership, L.P., an investment partnership formed in 1995 by the members of one family to consolidate their activities. Mr. Agranoff is not a member of the family. Mr. Agranoff has been a general partner of Asco Partners since 1984, having become its general counsel in 1982 and, since 1998, has been a member of Asher B. Edelman & Associates, LLC. Since 1987, Mr. Agranoff has been a general partner of Plaza Securities Company, L.P., a securities company located in New York City. Since 1984, he has been a director of Canal Capital Corporation and, since 1990, has been a director of Bull Run Corporation, a sports and affinity marketing company located in Atlanta, Georgia. He is also counsel to the New York City law firm Pryor, Cashman, Sherman & Flynn. Mr. Agranoff's principal business address is 9901 IH-10 West, Suite 800, San Antonio, Texas 78230.

     David S. Geiman, 59, was elected President and Chief Executive Officer on June 5, 2003 and was elected a director on December 11, 2003. Mr. Geiman is the founder and owner of New Dominion Management, an agricultural consulting company that provides business analysis, construction management and risk and hedging program development services for large agri-business entities in the United States and Canada. In addition, he owns significant interests in contract feeder pig production facilities and a task management software company. From 1980 until 1995 Mr. Geiman worked for Continental Grain Company, one of the top grain merchant companies in the United States. He held positions in grain merchandising, strategic planning and operations management and from 1985 until 1995, David was Senior Vice President and General Manager of Continental's

Cattle Feeder Division. Mr. Geiman received his undergraduate degree from George Washington University in Washington, D. C. and an MBA from the University of Virginia. He spent three years in agricultural and rural development in the Peace Corps in West Africa.

     Phillip P. Krumb, 61, a continuing member of the Board, is continuing as Vice President and Chief Financial Officer and as a member of the Executive Committee. He is also, as of April 10, 2003, the Company's interim Chief Executive Officer. Mr. Krumb joined the Company in September 1994 and was Vice President and Chief Financial Officer from September 1994 to June 1997. From June 1997 until March 31, 1999, Mr. Krumb served as Special Assistant to the Chairman. From April 1, 1999 to December 17, 2000, Mr. Krumb was acting Chief Financial Officer. On December 18, 2000, he reassumed his position as Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by IOMEGA Corporation for seven years as Senior Vice President Finance and Chief Financial Officer. Mr. Krumb's principal business address is 9901 IH-10 West, Suite 800, San Antonio, Texas 78230.

     David W. Pequet, 52, a new Member of the Board, is a co-founder of AEI and is a member of its Board of Directors. He earned an engineering degree from Michigan State University 1974 and served as an officer in the U.S. Naval Flight program. Mr. Pequet began his career in the securities industry in 1976 and started the advisory firm, MPI Investment Management, in 1986. MPI manages over $100 million dollars of individual portfolios. During the last twelve years MPI has been nationally ranked several times for its fixed income investment performance. Prior to starting MPI, he was a fixed income broker at several major Wall Street firms including Prudential-Bache and Gruntal Securities. Mr. Pequet has served as a board member for several early stage companies. Mr. Pequet's principal business address is 710 North York Road, Hinsdale, Illinois 60521.

     Mark A. Margason, 48, a new member of the Board and Chairman of the Audit Committee and its "financial expert," as such term is defined in the Sarbanes-Oxley Act of 2002, has had a twenty-four-year banking and investment career in Chicago and New York. Mr. Margason is a member of AEI's Board of Directors. Mr. Margason has been involved as a Director, CFO and Chairman and CEO of venture companies, both private and public, in the energy and Internet sectors. Mr. Margason is a Partner in MPI Investment Management and a Managing Partner of MPI Venture Management, LLC. He received a B.S.B.A. and an M.B.A in Finance from the University of Denver and is actively involved in the Children's Home and Aid Society and Heartland Alliance charities. Mr. Margason's principal business address is 710 North York Road, Hinsdale, Illinois 60521.

     William K. Richardson, 52 is the Company's Treasurer. Mr. Richardson joined the Company in 1977. Prior to the Acquisition, Mr. Richardson was the Company's Corporate Controller, a position he held since 1995. From 1992 to 1995, Mr. Richardson was the European Regional Controller based in Paris at the Company's then European Headquarters. From 1977 to 1992, Mr. Richardson held numerous positions of increasing responsibility within the Company's finance organization. Mr. Richardson's principal business address is 9901 IH-10 West, Suite 800, San Antonio, Texas 78230.

Directors holding office for part of 2003, post CattleSale acquisition

     Asher B. Edelman, 64, was a continuing member of the Board and served as its Vice Chairman, as well as Chairman of the Executive Committee. Mr. Edelman joined the Company's Board of Directors as its Chairman in March 1985. In February 1993 he became the Company's Chief Executive Officer. Mr. Edelman served in both capacities until the closing of the Acquisition. In addition, since 1984, Mr. Edelman has been a general partner of Asco Partners, the general partner of Edelman Securities Company L.P. (formerly Arbitrage Securities Company), a United States registered broker-dealer located in New York City. Since 1991, Mr. Edelman has been the Chairman of the Board of Directors of Canal Capital Corporation, a real estate company located in New York City and, since 2001, has been a member of the Board of Directors of Perini Corp., a construction company located in Framingham, Massachusetts. He is also a general partner and/or manager of various investment partnerships and funds, including Asher B. Edelman & Associates, LLC, a manager for a value oriented investment fund. Mr. Edelman's principal business address is Ch. Pecholettaz 9, 1066 Epalinges, Switzerland. Mr. Edelman resigned from these positions on December 10, 2003.

     Joshua J. Angel, 68, was a member of the Board and a member of the Audit Committee. Mr. Angel is Founder and Senior Managing Shareholder of Angel &
Frankel, P.C., a New York law firm. He holds a law degree from Columbia University School of Law (1959) and a BS degree from New York University, NY
(1956). He is also a director of Lancer Industries, Inc., Cellular Technical Services Company, Inc. and Fairfield Manufacturing Company, Inc. Mr. Angel's principal business address is 460 Park Avenue, New York, New York, 10022. Mr. Angel resigned from these positions with the Company on December 9, 2003.

     John D. Lane, 57, a new member of the Board, entered the securities industry in 1969 with a bank-trading firm in New Jersey. He formed Lane Capital Markets, llc, an investment banking boutique focused on mergers and acquisitions, deal structuring, managing and co-managing IPO's, follow-ons and private placements, in 2001. Mr. Lane recently became dually registered with V-Finance Investments Inc. where he holds the position of Syndicate Manager. His main duties at V-Finance include working with companies in the money raising process and managing retail and institutional clients' accounts. Prior to forming Lane Capital Markets, he held the position of Managing Director and Senior Vice President of Capital Markets at a New York based online firm. Between 1984 and 2000, Mr. Lane held high-level positions at investment banking firms based in Fairfield County, Connecticut. He has been associated with several major firms: Boettcher & Co., Advest & Co., Dain Bosworth, and Moseley Hallgarten and has served in several capacities: officer, director, owner, trader, retail manager and syndicate manager. Mr. Lane has also served as a director and advisor to several boards of directors. Mr. Lane has been an active member of several Security Industry Association (SIA) committees, including the Small Firms Committee, of which he was Chairman in 1994, and the Membership

Committee, of which he was Chairman for several years. He also served three terms on the Syndicate Committee. He is currently serving as District Chairman of the SIA's New England district. He also served as a director of the Regional Investment Bankers Association between 1991-1995. He is also active in the National Association of Securities Dealers. He is currently a NASD mediator and is serving three-year terms on its District Business Conduct Committee based in Boston, MA and its Corporate Finance Committee, as well as serving on its Small Firm Advisory Board and its Nominating Committee which chooses members to serve on all standing NASD committees nationwide. Mr. Lane obtained his undergraduate and graduate degrees from Monmouth University. Mr. Lane's principal business address is 263 Queens Grant Road, Fairfield, Connecticut 06824. Mr. Lane resigned from the Board in the third quarter of 2003.

     There are no family relationships between any of the executive officers of the Company.

Audit, Compensation and Executive Committees

     The Company has an Audit and Executive Committees of the Board of Directors. The current members of the Audit Committee are Messrs. Margason (Chairman) and McMillan. The current members of the Executive Committee are Messrs. Geiman (Chairman), Pequet and Krumb.

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

     Prior to 2003, the Compensation Committee made senior management salary recommendations to the Board and administered the Company's various bonus and option plans. During calendar year 2003, these functions were performed by the Audit Committee in addition to its other responsibilities.

     The newly formed Executive Committee will exercise the power and authority of the Board of Directors between its meetings.

Meetings of the Board of Directors and Committees

     The Board of Directors met 8 times during the year ended December 31, 2003. Each director was in attendance. During the year ended December 31, 2003, the Audit Committee met 4 times.

Director Compensation

     Directors  who  are   employees  of  the  Company   receive  no  additional
compensation for serving on the Board of Directors or its committees.
Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The Company believes that, during the year ended December 31, 2003, its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. Executive Compensation

Compensation Committee Report

     The Company's executive compensation program is based on three fundamental principles.

     The Company must offer compensation opportunities sufficient to attract, retain and reward talented executives who are sufficiently capable of addressing the challenges of a business in a difficult industry.

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

     For executive officers, compensation now consists primarily of base salary, and a short-term performance incentive opportunity in the form of a variable cash bonus. The remainder of this Report reviews the annual and long-term components of the Company's executive compensation program, along with the decisions made by the committee regarding the current compensation for both the Chief Executive Officer and the other named executive officers.

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

     Messrs. Agranoff's and Krumb's bonuses were based on a contractually specified percentage by which "EBITDA" exceeds 12-1/2% of Net Equity for the applicable period. "EBITDA" means, with respect to the applicable period, earnings before interest, taxes, depreciation and amortization as determined by the Company's accountants in accordance with generally accepted accounting principles; provided however, "EBITDA" does not include amounts received from the Dynacore Patent Litigation Trust. Net Equity means net assets less net liabilities determined as of the last day of the applicable period.

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

     Pursuant to their employment agreements, Messrs. Agranoff and Krumb were, in 2000, granted options to purchase 175,000 and 75,000 shares of Common Stock, respectively. In determining the size of the option grants for Messrs. Edelman, Agranoff' and Krumb, the committee assessed the following factors: their potential by position and ability (i) to contribute to the creation of long-term stockholder value; and (ii) to contribute to the successful execution of the Company's strategy; and (iii) their relative levels of responsibility.

    This report has been provided by the Audit Committee.

Compensation Committee Interlocks and Insider Participation

     During the year ended December 31, 2003, no Member of the Compensation Committee was, or was formerly, an officer or employee of the Company or any of its subsidiaries.

Employment Agreements

     Effective December 18, 2000, the Company entered into employment agreements with each of Gerald N. Agranoff and Phillip P. Krumb which had initial terms of eighteen months but which remained in effect through February 25, 2003. Pursuant to the employment agreements, Mr. Agranoff served as Chief Operating Officer and Acting President and Mr. Krumb served as Vice President and Chief Financial Officer. Their respective annual base salaries were $157,500 and $82,5000 and they were entitled to bonuses in respect of each fiscal quarter in which the

Company's earnings before interest, taxes, depreciation and amortization for the period exceeded certain benchmarks. Upon executing their agreements, they were granted options to purchase, respectively, 175,000, and 75,000 shares of Common Stock at an exercise price of $.75 per share. The options are all fully exercisable, having vested in equal installments on June 18, 2001, December 18, 2001 and June 18, 2002. The options will expire on December 18, 2010. As a result of the Company's need for liquidity, in August 2002, they agreed to receive Beneficial Interests in lieu of cash as compensation for their services during the period from June 30, 2002 through December 18, 2002. Mr. Agranoff received 369,520 Beneficial Interests and Mr. Krumb received 193,559.

     Pursuant to the terms of the Acquisition Agreement, on February 25, 2003 each of and Messrs. Agranoff and Krumb entered into employment agreements with the Company having three year terms. These agreements provide for customary employee benefits, as well as reimbursement for certain office and secretarial services. Mr. Krumb, the Company's Vice President and Chief Financial Officer, is entitled to a base salary, commencing on January 1, 2004, of $60,000 per year.

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

     Each of Messrs. Agranoff's and Krumb's agreements also provides for the vesting of any unvested options upon his death or disability during the employment term or if his services are terminated without cause or with Good Reason.

     On June 15, 2003, the Company entered into an employment agreement with Mr. David S. Geiman. Pursuant to the terms of the agreement, Mr. Geiman assumed the role of President and Chief Executive Officer at an annual salary of $180,000. In addition, Mr. Geiman received 450,000 options to purchase the Company's common stock at .20, 150,000 of which vested on December 15, 2003, 150,000 of which vest on June 15, 2004 and 150,000 of which vest on June 15, 2005.

Supplemental Executive Retirement Plan

     The Company maintains a Supplemental Executive Retirement Plan for certain executive employees selected by the Board of Directors. The plan provides for employee contributions of up to 10% of applicable compensation. In addition, at the Board's discretion, the Company may also make contributions on an annual, individual basis, allocated on a pro-rata basis according to participant's applicable compensation up to a maximum contribution of 15% of applicable compensation per employee. The Company has not made any contributions to the plan since August 2, 1997. Under the terms of the plan, benefits accrued to the various executive officers vest upon satisfaction of the plan's vesting criteria which is based upon length of employment with the Company. Summary Compensation Table

     The following table sets forth certain information regarding all cash compensation paid or accrued for services rendered by David S. Geiman, Gerald N. Agranoff and Phillip P. Krumb the persons who served, during fiscal year 2003, as the Company's executive officers.




                                                                                 Long-Term
      Name and                                                                  Compensation
      Principal
      Position
  (as of 12/31/03)                                                   Other                           All
                                                                     Annual    Stock Options         Other
                                       Year         Salary        Compensation  Granted (#)         Compensation

David S Geiman                          2003        $79,615        $     -        450,000(2)        $      -
Chairman of the Board                   2002            -                -            -                    -
Chief Executive Officer (1)             2001            -                -            -                    -


Gerald N. Agranoff                      2003          $ -          $     -            -             $      -
Acting President and                    2002         84,808              -            -                    -
Secretary                               2001        157,500              -            -                    -

Phillip P. Krumb                        2003          $ -          $     -            -              $     -
Vice President and Chief Financial      2002        $44,423              -            -                    -
Officer                                 2001         82,500              -            -                    -


(1)  Mr. Geiman's  employment  agreement was effective on June 15, 2003 at an annual salary of $180,000.  As such, the compensation amounts reflected in the table above is for the period of June 15, 2003 -  December 31, 2003.  Prior to Mr.  Geiman's
         employment, he provided consulting services to the company between May 5, 2003 and June 5, 2003 and was paid $40,000 for these services.
(2)  Stock options granted per employment agreement
(3)  Asher B. Edelman,  formerly  Chairman of the Board and Chief Executive  Officer resigned these positions on December 10, 2003.
         Had he not resigned, Mr. Edelman and his remuneration would have been included in this compensation table.


Stock Option Grants in Last Fiscal Year

     On June 15, 2003, the Company granted 450,000 options to purchase the Company's common stock at .20 per share to Mr. Geiman pursuant to his employment agreement.

Aggregated Option Exercises for the period ended December 31, 2003 Option Values



                             Number of
                              Shares                                                         Value of Unexercised
                            Acquired on      Value        Number of Unexercised Options      In the money options
      Name                   Exercise      Realized             at 12/31/03                      At 12/31/03
                                                       Exercisable    Unexercisable     Exercisable    Unexercisable
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------
David S. Geiman                  0            0          150,000         300,000            $0               $0
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------
Gerald N. Agranoff               0            0          175,000            0               $0               $0
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------
Phillip P. Krumb                 0            0           75,000            0               $0               $0
-------------------------- -------------- ----------- -------------- ---------------- ---------------- ---------------

Performance Graph

     Set forth below is a table comparing the yearly percentage changes in the five-year cumulative total return for the Company's Common Stock with the Dow Jones 65-Composite Average, a broad equity market index, and the S&P 500 index.

                                                                Dow Jones 65-
           Company's Common Stock         S&P 500            Composite Average
 1999            100.00                    100.00                 100.00
 2000             00.00                     89.86                 103.21
 2001             15.69                     78.14                  89.98
 2002              3.27                     59.88                  73.89
 2003              7.19                     75.68                  93.95

     The table assumes $100 invested on January 1, 1999, in the Company's then common stock and each of the indexes and that all dividends were reinvested. During the five-year period the Company did not pay any cash dividends on its Common Stock.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     As of March 31, 2004, Asher B. Edelman and AEI Environmental, Inc. were the only person(s) known to the Company to be a beneficial owner of more than five percent (5%) of the Company's securities as defined in Rule 13(d)(3) under the Exchange Act.


   Name                          # shares            % ownership
-------------------------- ------------------- -------------------
Asher B. Edelman
717 5th Avenue
N.Y., NY  10022               12,087,208 (1)            29.42%
------------------------ --------------------- ------------------
AEI Environmental, Inc.
710 North York Road
Hinsdale, IL  60521           5,825,420 (2)            14.18%

(1) Asher B. Edelman, in his capacity as Escrow Agent (in such capacity, the "Escrow Agent") for the Benefit of the Holders of Record of Dynacore Holdings Corporation on February 24, 2003, owns no shares of Common Stock; however, each share of the 250,000 Deemed Acquired Shares of Series A Convertible Preferred Stock and each share of the 1,127,000 Deemed Acquired Shares of Series B Convertible Preferred Stock held in escrow (collectively, the "Preferred Stock") is convertible at any time into 7.25 shares of Common Stock and is entitled to one vote per share of Preferred Stock on any matter presented to the holders of the Common Stock. Accordingly, 9,983,250 shares are included in the table above. Although the Escrow Agent does not have any pecuniary interest in the shares of Preferred Stock held in escrow (the "Escrowed Stock") and is not authorized to sell, convert or otherwise dispose of any shares of Escrowed Stock, the Escrow Agent does have the power to vote the Escrowed Shares. For so long as the shares of Escrowed Stock are held in escrow, the other persons named in the tables above will not separately report beneficial ownership of their respective portions of the Escrowed Stock or the shares of Common Stock into which they are convertible.

(2) 58,838 Deemed Acquired Shares of Series B Preferred Stock (convertible into 426,576 shares of Common Stock) are owned by AEI and are included in this tabulation because the named party is a director of AEI and, in that capacity, shares investment control with respect to these shares. However, the named party disclaims beneficial ownership of these shares except to the extent of his ownership of debt and equity securities of AEI.

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

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock by each director, by each of the executive officers named in the table and by the directors and executive officers as a group, as of March 31, 2004. Some of the named individuals own Deemed Acquired Shares by virtue of their ownership of currently exercisable options and/or currently convertible Preferred Stock. The table describes ownership of outstanding Common Stock (20,392,574 shares) and the Deemed Acquired Shares (20,688,819 Deemed Acquired Shares).

     Except as otherwise indicated in other table footnotes, the indicated directors and executive officers possess sole voting and investment power with respect to all shares of Common Stock and Preferred Stock attributed. The footnotes to the tables follow the last table.


                      Ownership of Outstanding Common Shares
                                      and
                        All Deemed Acquired Shares

     Name                                    # of Shares           % Ownership
Gerald N. Agranoff (1)                         181,618                *
David S. Geiman                                150,000                *
Phillip P. Krumb                               129,454                *
Mark A. Margason (2)(3)                      7,420,233              18.06%
Edward L. McMillan (2)                       5,825,420              11.75%
David W. Pequet (2)(3)                       7,420,233              18.06%
William K. Richardson                             306                 *
Directors and Executive
   Officers as a Group(1)(2)                 7,881,305               19.2%


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

(2) 5,398,844 shares of Common Stock and 58,838 Deemed Acquired Shares of Series B Preferred Stock (convertible into 426,576 shares of Common Stock) are owned by AEI and are included in this tabulation because the named party is director of AEI and, in that capacity, shares investment control with respect to these shares. However, the named party disclaims beneficial ownership of these shares except to the extent of his ownership of debt and equity securities of AEI.

(3) MPI Venture Management, LLC owns 394,365 shares of Common Stock and 165,579 shares of Series B Preferred (convertible into 1,200,448 shares of Common Stock). Messrs. David W. Pequet and Mark A. Margason each own 50% of MPI Venture Management, LLC, and both are directors of the Company and the Reporting Person. Messrs.. Pequet and Margason have shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of the shares reported as beneficially owned.

ITEM 13. Certain Relationships and Related Transactions
(Dollars in thousands)

     Gerald N. Agranoff, the Company's Vice President and Secretary as well as its general counsel and a director, is of counsel at the law firm Pryor Cashman Sherman & Flynn LLP. During the years ended December 31, 2003, 2002 and 2001, the Company paid legal fees of $0, $106 (of which $55 was accrued at December 31, 2002), and $233 (of which $70 was accrued at December 31, 2000), to Pryor Cashman Sherman & Flynn LLP, for legal services provided by attorneys other than Mr. Agranoff.

     During the years ended December 31, 2003, 2002 and 2001, the Company paid secretarial expenses of $66 (of which $13 was accrued as of December 31, 2003), $64 and $50, respectively, to Canal Capital Corporation ("Canal Capital"). Asher
B. Edelman, former Vice Chairman of the Company's Board of Directors, serves as chairman of the board of directors of Canal Capital and Mr. Agranoff is also a member of the board.

     The Company, along with co-tenants Canal Capital and Plaza Securities Company LP, of which Mr. Edelman, a former director of the company, is the controlling general partner and Mr. Agranoff is a general partner, entered into an amendment of its New York office lease in February, 1999. While the Company is currently paying 50% of the monthly lease payment, each co-tenant of is jointly liable for the full lease obligation. On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release is contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent, full payment of which must be received by the landlord not later than April 30, 2004. While the Company intends to make such payment, if the payment is not received, the landlord maintains full rights to sue the Company for damagew with respect to the Lease. The terms of the original lease provided for lease termination in October, 2009 and the Company's annual lease obligation was approximately $400.

     Joshua J. Angel, a former member of the Company's Board of Directors, is the senior managing shareholder of Angel & Frankel, P.C. During the years ended December 31, 2003, 2002 and 2001, the Company paid legal fees of $0, $0 and $93, respectively, to Angel & Frankel, P. C. for legal services.

     On February 25, 2003, the Company began leasing approximately 600 square feet from MPI Investment Management, Inc. ("MPI"). Messrs. David W. Pequet and Mark A. Margason, both Company directors, are also principals of MPI. During the year ended December 31, 2003, the Company paid MPI $12.

     See Note 4 to the Consolidated Financial Statements for a discussion of the Company's investment in the Partnership.

ITEM 14. Controls and Procedures

     In conjunction with this Annual Report on Form 10-K and their certification of the disclosures herein, the Company's Principal Executive Officer, David S. Geiman, and Principal Financial Officer, Phillip P. Krumb, evaluated the effectiveness of the Company's disclosure controls and proceedings. This review, which occurred within ninety (90) days prior to the filing of this Annual Report, found the disclosure controls and proceedings to be effective.

     There have been no significant changes in the Company's internal controls or in other factors which would significantly affect these controls subsequent to the evaluation by Mr. Geiman and Mr. Krumb.

Available Information

     The Company intends to provide a hyperlink from its internet website (www. cattlesale.com) to the Securities and Exchange Commission ("SEC") website where the public may obtain copies of the Company's Annual Report on Form 10-K, quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after they are electronically filed with the SEC. Interested parties may also directly access the SEC's website which contains reports and other information that the Trust files electronically with the SEC. The address of the SEC's website is http://www.sec.gov. The Company will provide paper copies of its filings free of charge upon request to William K. Richardson, Treasurer.

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

(b) Reports on Form 8-K

     The Company filed a Form 8-K on December 15 announcing David S. Geiman's election to the Company's Board of Directors and the receipt of bridge financing. A Form 8-K was filed December 18 announcing the resignation of Asher
B. Edelman and Joshua Angel from the Company's Board of Directors.

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

(10)(ddd)         Letter of Intent dated March 7, 2004 between the CattleSale Company and CowTek, Inc.  (filed as  Exhibit  10(ddd) to the  Company's  Current Report on Form 8-K dated March 11, 2004 and incorporated herein by reference).

(21)     Subsidiaries of Registrant

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


                                        The CattleSale Company
                                       (f/k/a Dynacore Holdings Corporation)
                                       (Registrant)

                                       By:    /s/ Phillip P. Krumb
                                              Phillip P. Krumb
                                              Vice President, Chief Financial
                                              Officer and Director


DATED:  April 14, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                      Title                             Date


/s/ Edward L. McMillan
Edward L. McMillan           Chairman of the Board             April 14, 2004


/s/ David S. Geiman
David S. Geiman              Chief Executive Officer           April 14, 2004



/s/ Gerald N. Agranoff
Gerald N. Agranoff           Vice President,
                             Secretary and Director            April 14, 2004


/s/ David W. Pequet
David W. Pequet               Director                         April 14, 2004


/s/ Mark A. Margason
Mark A. Margason              Director                        April 14, 2004

Exhibit 31.1

CERTIFICATION

     I, David S. Geiman, President and Chief Executive Officer of The CattleSale Company, certify that:

     1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended at December 31, 2003 of The CattleSale Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April 14, 2004
                                         /s/ David S. Geiman
                                         David S. Geiman
                                         President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

     I, Phillip P. Krumb, Chief Financial Officer of The CattleSale Company, certify that:

     1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended at December 31, 2003 of The CattleSale Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April 14, 2004
                                            /s/Phillip P. Krumb
                                            Phillip P. Krumb
                                            Chief Financial Officer

EXHIBIT 32.1

     CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

     PURSUAN TO THE 18 U.S.C. SECTION 1350
     (SECTION 906 OF THE SARBANES OXLEY ACT OF 2002)

     The undersigned, David S. Geiman, President and Chief Executive Officer of The CattleSale Company (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report From 10-K for the year ended December 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Registrant.

     Date:  April 14, 2004                /s/ David S. Geiman
                                          -------------------
                                          David S. Geiman
                                          President and Chief Executive Officer

EXHIBIT 32.2

     CERTIFICATION OF CHIEF FINANCIAL OFFICER

     PURSUAN TO THE 18 U.S.C. SECTION 1350
     (SECTION 906 OF THE SARBANES OXLEY ACT OF 2002)

     The undersigned, Phillip P. Krumb, Chief Financial Officer of The CattleSale Company (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report From 10-K for the year ended December 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Registrant.

     Date:  April 14, 2004                  /s/ Phillip P. Krumb
                                            --------------------
                                            Phillip P. Krumb
                                            Chief Financial Officer

                                                               Schedule II

                                THE CATTLESALE COMPANY AND SUBSIDIARIES
                              Valuation and Qualifying Accounts and Reserves
                                                (In thousands)



                                                                      (a)             (b)
                                    Balance        Charged        Charged
                                      at              to          (to) from        Other            Balance
                                   Beginning       Costs and        Other        Additions         at End
    Classification                  of Year        Expenses        Accounts    (Deductions)         of Year

Allowance for doubtful accounts:

Year ended December 31, 2003          $916            $114           $--            $(121)            $909

Year ended December 31, 2002          $226            $(56)          $--            $746              $916

Year ended December 31, 2001           $77            $149           $--              $--             $226

Period ended December 31, 2000          $--             $--          $--              $--             $--




(a)  Transfers to and from other balance sheet reserve accounts.
(b)  Accounts written-off net of recoveries, other expense accounts and translation adjustments.

                            Exhibit 21

                           Subsidiaries



                  As of December 31, 2003

                  (Inactive and 100% owned)

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

                  (Active and 100% owned)

                  CattleSale Livestock Commissions Co. LLC an Oregon limited liability company

                  CattleSale Auction Production Co. LLC
                  an Oregon limited liability company