Form 10QSB
period 2004-03-31
CATTLESALE CO
filed 2004-05-17
CIK 205239

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ____________ to _______________


                          Commission file number 1-7636

                             THE CATTLESALE COMPANY
           (Exact name of small business as specified in its charter)

     Delaware                                       74-1605174
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                            9901 IH10 West, Suite 800
                          San Antonio, Texas 78230-2292
                    (Address of principal executive offices)

                                 (210) 558-2898
                           (Issuer's telephone number)

            -----------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,360,907

Transitional Small Business Disclosure Format (Check one):  Yes ___   No _X__

SEC2334(1-04) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                             THE CATTLESALE COMPANY
                                AND SUBSIDIARIES



                                      INDEX




                                                               Page
                                                              Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     March 31, 2004 and December 31, 2003                       3

    Consolidated Statements of Operations -
     Three Months Ended March 31, 2004 and 2003                 4

    Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2004 and 2003                 5

    Notes to Consolidated Financial Statements                  6


Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations               10

Item 3.   Controls and Procedures                              12



Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K                     12

Signature                                                     13
---------
Certifications                                                14
--------------

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
The CattleSale Company and Subsidiaries

                                                                               (In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
                                                                              March. 31, 2004     Dec. 31, 2003

Assets
Current assets:
   Cash and cash equivalents                                                    $      5           $      30
   Accounts receivable, net                                                           55                  64
   Prepaid expenses and other current assets                                          20                  60
   -----------------------------------------------------------------------------------------------------------
   Total current assets                                                               80                 154
Fixed assets, net                                                                     97                 108
Goodwill                                                                             708                 708
Other assets, net                                                                    132                 137
--------------------------------------------------------------------------------------------------------------
         Total Assets                                                           $  1,017           $   1,107
==============================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $    366           $     334
   Accrued expenses                                                                  352                 232
    Notes payable                                                                    137                 109
    ----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         855                 675

Deferred federal income tax                                                           --                 400
------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                      $    855           $   1,075
==============================================================================================================

Stockholders' equity:
Series A Preferred stock, $0.01 par value.  Shares authorized,
    500,000; 250,000 shares issued and outstanding in 2004 and 2003
    (liquidation preference $2,500,000)                                         $      2           $      2
Series B Preferred stock, $0.01 par value.  Shares authorized,
    4,000,000; 2,376,044  shares issued and outstanding in 2004
   and 2,381,403 in 2003   (liquidation preference $23,760,440)                       24                 24
Common stock, $0.01 par value.  Shares authorized 50,000,000;
    shares issued and outstanding 21,360,907 in 2004 and 20,353,700 in 2003.         213                204
Paid in capital                                                                    8,094              8,026
Accumulated deficit                                                               (8,171)            (8,224)
--------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                   $    162            $    32
--------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                             $  1,017            $ 1,107
==============================================================================================================

See accompanying Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries

                                                                                         (Unaudited)
                                                                              (In thousands, except share data)
                                                                                     Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
                                                                               Mar. 31, 2004       Mar.31, 2003
                                                                                                     (restated)
Revenue:
  Service, net ($38 gross billings in  2004 and $97 in 2003)                    $      1         $       2
  ------------------------------------------------------------------------------------------------------------
Total Revenue                                                                          1                 2

Operating costs and expenses:
  Selling, general and administrative                                                308               339

--------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                                                 308               339
--------------------------------------------------------------------------------------------------------------

  Operating loss                                                                    (307)             (337)

Non-operating income (expense):
  Interest income                                                                      6                --
   Interest expense                                                                  (54)               --
  Other, net                                                                           8                 9
---------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                                          (347)             (328)
Income tax benefit                                                                   400                --
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $     53         $    (328)
===============================================================================================================
Preferred stock dividends paid or accumulated                                       (164)              (65)
Net loss applicable to common shareholders adjusted
for preferred stock accumulated                                                     (111)             (393)
===============================================================================================================
Basic and Diluted loss per common share                                            $(.01)            $(.03)
===============================================================================================================

Average Common Shares Outstanding:
    Basic and Diluted                                                         20,493,203        13,715,402







See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
(Unaudited)
                                                                            (In Thousands)
                                                                         Three Months Ended
                                                                   Mar. 31, 2004   Mar. 31, 2003


Cash flows from operating activities:
Net  income (loss)                                                  $    53         $    (328)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                       11                 7
     Amortization of debt discount                                       50                --
     Deferred income tax benefit                                       (400)               --
  Changes in assets and liabilities:
     Decrease in prepaids                                                40                16
     Decrease in receivables                                              9               147
     Increase (decrease) in accounts payable and accrued expenses       156               (78)
     Other, net                                                           6                 4
                                                                          -                 -
       Net cash used in operating activities                        $   (75)        $    (232)
                                                                     --------        ----------

Cash flows from investing activities:
   Acquisition Costs                                                     --              (123)
                                                                         --              -----
        Net cash provided by (used in) investing activities              --              (123)
                                                                         --              -----

Cash flows from financing activities:
Sale of common stock                                                     50                --
                                                                         --                --
Net cash provided from financing activities                              50                --
                                                                         --                --

Net  decrease in cash and cash equivalents                              (25)             (355)
                                                                        ----             -----
Cash and cash equivalents at beginning of period                         30             1,236
                                                                         --             -----
Cash and cash equivalents at end of period                          $     5         $     881
                                                                    ============    ============

Cash payments for:
    Interest                                                         $   --          $      --
    Income taxes                                                     $   --          $      --

See accompanying Notes to Consolidated Financial Statements.

The changes in operating assets and liabilities resulting from the acquisition transaction on February 25, 2003 are not considered in determining net cash provided from operating activities.

THE CATTLESALE COMPANY AND SUBSIDIARIES

                                   Notes to Consolidated Financial Statements
                                      (In thousands, except per share data)
                                                   (Unaudited)

1.       Summary of Significant Accounting Policies

Liquidity and Going Concern

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of certain of its March 31, 2004 obligations, without an infusion of additional cash. In November and December of 2003, the Company received short term financing of $125 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. In addition, subsequent to year end, an additional $125 was received as a private placement investment, also to partially fund its operations. The Company has been primarily operating through one agent located in the Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Consequently, subsequent to year end, the source of cash inflows to the Company has primarily been from the private investment, which is not sufficient to meet the Company's cash requirements. The Company has been seeking to expand its agent network to include more coverage throughout the United States. In addition, the Company is exploring several opportunities to provide cash infusions from equity and acquisition transactions. While the Company is simultaneously seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations or continue operations.

     On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provides for, among other things, termination of the lease in its entirety and full release of all of the parties. The release was contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent. While the Company satisfied its portion of the first month's rent, the Company's portion of the second month's rent was paid directly by certain of the Company's directors and will be reimbursed to them from first monies received by the Company from future cash infusions, if received. The terms of the original lease provided for lease termination in October, 2009.

Cash and Cash Equivalents

     Cash equivalents include short-term, highly-liquid money market accounts or debt investments with overnight maturities and, as a result, the carrying value approximates fair value because of the short maturity of those instruments.

Revenue Recognition

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

     The Company generally pays the seller prior to its collection from the buyer and thereby has credit risk for amounts greatly in excess of its commission revenue. Although not contractually bound, the Company also may, in certain circumstances, absorb losses from buyer rejection.

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

2.        Non-operating Income (Expense)

                                  Quarter Ended         Quarter Ended
                                  Mar 31, 2004         March 31, 2003
Interest earned                       $--                   $ 1
Imputed interest                        6                     8
Interest expense                      (54)                   --
Other                                   8                    --
                                      =====                 ===
                                      $(40)                 $ 9
                                      =====                 ===

3.   Accounts Receivable

     The Company has a receivable from Vugate, Inc. ("Vugate"), the buyer of its videoconferencing business. This receivable consists of a note with a remaining face amount of $185 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $159, $55 of which is classified as a current asset, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The Company imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis beginning in the first quarter of 2002. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible.

     As of March 31, 2004, the Company had a $909 receivable from the Dynacore Patent Litigation Trust (the "Trust") plus $194 of accrued interest. The collection of the receivable was solely dependent upon the success or favorable settlement of the Patent Litigation. In view of the summary judgment granted to the defendants in the Patent Litigation on February 11, 2003, an allowance for the full amount of the receivable was recorded as of December 31, 2002. The trust appealed this ruling and on March 31, 2004, the United States Court of Appeals for the Federal Circuit rejected the appeal. As a result of the loss of the appeal, the amounts were written off in the quarter ended March 31, 2004. The Company had not recorded the accrued interest as income.

     Because of the lack of specific payment terms and comparable instruments, it is not practicable to estimate the fair value of the note receivable from Vugate except that the comparatively low market interest rates as of March 31, 2004 make it likely that the fair value exceeds the carrying amount.

4.   Accrued Expenses
                                      Mar 31, 2004           Dec 31, 2003
                                       ------------           ------------
Salaries, commissions,
     bonuses and other benefits            $182                     $81
Acccrued professional fees                  156                     133
Other                                        14                      18
                                           ====                    ====
                                           $352                    $232
                                           ====                    ====

5.       Commitments and Contingencies

     From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability in relation to the financial position and results of operations.

     As a result of the March 31, 2004 ruling rejecting the appeal of the Patent Litigation described in Footnote 3, the District Court must rule on the defendants' motions for taxable costs and attorneys' fees. The Company and the Trust believe that they acted in good faith in bringing and prosecuting the Action and that they have valid defenses to and arguments against defendants' motions. Although the Company and the Trust believe the motions for attorneys' fees to be without merit, there can be no assurance that the District Court will rule in favor of the Company and the Trust. The Company and the Trust cannot predict (i) when the District Court will rule on defendants' motions for attorneys' fees, (ii) how the District Court will rule on the motion, and (iii) the amount of any attorneys' fees if awarded by the District Court. However, a ruling against the Company may have a material adverse effect on the Company.

     In addition, the Company was obligated to loan the Trust up to $1 million. At March 31, 2004, $909 had been advanced. As a result of the rejected appeal, Trust financial obligations up to the remaining commitment of $91 may be claimed against the Company.

6.   Acquisitions

     On March 7, 2004, the Company entered into a letter of intent to acquire the cattle identification, traceability and data management division of CowTek, Inc. CowTek, Inc., headquartered in Brule, Nebraska, is the developer of ISO Memory tag technology with a proprietary distributive database management system for the identification and traceability of individual cattle records. The acquisition is structured around the issuance of 300,000 shares of CattleSale Company $10 Convertible Preferred Stock B and 4,000,000 stock options on CattleSale common stock exercisable between $.25 and $.75 for a combined exercise price of $2,120,000. The transaction has an expected close date during the second quarter of 2004 and is contingent on final due diligence, a
definitive   purchase  agreement  and  approval  of  both  companies'  board  of directors.

     A copy of the Letter of Intent was filed as an exhibit on the Company's Form 8-K dated March 11, 2004 and is incorporated here by reference.

7.   Notes Payable

     As of March 31, 2004, there were three notes payable outstanding with a total face amount of $132. All three bear interest at 8% per annum, with maturities ranging from January 15, 2004 through February 15, 2004. In addition, a total of 275,000 shares of the Company's common stock were issued in conjunction with the issuance of these notes. The debt discount on these notes of $47, including $40 representing proceeds allocated to the stock issued, was amortized over the maturity life of the notes.

     Currently, the Company is in payment default on all of these notes. Two notes were amended to include default interest of 12% for all unpaid amounts after the maturity date as well as the issuance of an additional 135,000 shares of the Company's common stock that were assigned a value of $27 based on the quoted prices on the day of the amendments.

     Because the borrowings had been made recently, as of March 31, 2004 the estimated fair value of the notes approximates carrying value.

8.    Federal Income Taxes

     Included in the results for the three month period ended March 31, 2004 is a one time income tax benefit of $400. The income tax benefit relates to the reversal of deferred tax liabilities associated with certain foreign subsidiaries which the Company divested in Fiscal Year 2000 as part of its reorganization under Chapter 11. The Company has re-evaluated its exposure to these taxes and does not believe it will incur any future tax liability related to these former foreign subsidiaries.

9.         Subsequent Event

     On April 22, 2004, the Company entered into a letter of intent to acquire a 45 percent equity position in IDComm, Inc.("IDComm"). IDComm has proprietary software for Distributed Database Technology using RF Tags and 2-D Barcode structures. IDComm has successfully implemented its SmartWare(TM) technology along with read/write hardware into the cattle industry through CowTek, Inc., which CattleSale is negotiating to acquire (see Footnote 6 - Acquisition). IDComm presently is developing programs targeted at six industries. Two of these are for maintenance and identification systems using RF Tag technology and one is targeted for large values used extensively in the power generation and refinery industry. Large equipment companies, such as farm equipment and trucking, also have a need for this type of ID and maintenance record keeping capability. A specific product for the shipping industry is being targeted using the SmartWare(TM) technology to replace the Bill-Of-Lading paperwork, which will modernize and streamline the import and export of product worldwide.

     The proposed acquisition is structured around the issuance of 150,000 shares of The CattleSale Company's $10 Convertible Preferred Stock B and 500,000 stock options of The CattleSale Company's common stock exercisable at $.25. The proposed transaction has an expected closing date in the second quarter of 2004 and is contingent on final due diligence, a definitive purchase agreement and approval of both companies' board of directors.

     The letter of intent also provides The CattleSale Company with a 5 year option, beginning 12 months after closing, to purchase an additional 10% of the common stock of IDComm at fair market value to be defined in the definitive Purchase Agreement.

     A copy of the Letter of Intent was filed as an exhibit on the Company's Form 8-K dated April 22, 2004 and is incorporated here by reference.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  (for the three months ended March 31, 2004 and 2003) ($ in thousands)

Results of Operations

     For the quarter ended March 31, 2004, the Company had revenue of approximately $1 which consisted of $38 of gross billings to buyers less payments to sellers of $37. The Company reported an operating loss of approximately $307 and a net profit of $53. The Company has been primarily operating through one agent located in the Northwestern region of the United
States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Therefore, until more agents are enlisted, revenue will be limited to this cyclical selling season.

     Included in the results for the three month period ended March 31, 2004 is a one time income tax benefit of $400. The income tax benefit relates to the reversal of deferred tax liabilities associated with certain foreign subsidiaries which the Company divested in Fiscal Year 2000 as part of its reorganization under Chapter 11. The Company has re-evaluated its exposure to these taxes and does not believe it will incur any future tax liability related to these former foreign subsidiaries.

     For the quarter ended March 31, 2003, the Company had revenue of approximately $2 which consisted of $97 of gross billings to buyers less payments to sellers of $95. The Company reported an operating loss of approximately $337 and a net loss of $328.

Financial Condition

     During the first three months of 2004, the Company's cash and cash equivalents decreased approximately $25 as a result of the payment of certain operating expenses for the first three months of 2004. As of March 31, 2004, the Company had cash and cash equivalents of approximately $5.

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of its March 31, 2004 obligations, without an infusion of additional cash. In November and December of 2003, the Company received short term financing of $125 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. In addition, subsequent to year end, an additional $125 was received as a private placement investment, also to partially fund its operations. The Company has been primarily operating through one agent located in the Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Consequently, subsequent to year end, the source of cash inflows to the Company has primarily been from the private investment, which is not sufficient to meet the Company's operations cash requirements. The Company has been seeking to expand its agent network to include more coverage throughout the United States. In addition, the Company is exploring several opportunities to provide cash infusions from equity and acquisition transactions. While the Company is simultaneously seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations or continue operations.

     As a result of the March 31, 2004 ruling rejecting the appeal of the Patent Litigation described in Footnote 3, the District Court must rule on the defendants' motions for taxable costs and attorneys' fees. The Company and the Trust believe that they acted in good faith in bringing and prosecuting the Action and that they have valid defenses to and arguments against defendants' motions. Although the Company and the Trust believe the motions for attorneys' fees to be without merit, there can be no assurance that the District Court will rule in favor of the Company and the Trust. The Company and the Trust cannot predict (i) when the District Court will rule on defendants' motions for attorneys' fees, (ii) how the District Court will rule on the motion, and (iii) the amount of any attorneys' fees if awarded by the District Court. However, a ruling against the Company may have a material adverse effect on the Company.

     In addition, the Company was obligated to loan the Trust up to $1 million. At March 31, 2004, $909 had been advanced. As a result of the rejected appeal, Trust financial obligations up to the remaining commitment of $91 may be claimed against the Company.

Cautionary Statement Regarding Risks and Uncertainties

     This Quarterly Report on Form 10-QSB contains "forward-looking statements" about the business, financial condition and prospects of the Company which are intended to be covered by the safe harbors created by Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934. All statements that are not historical facts, including statements about management's beliefs or expectations, are forward looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "will," "may," "intends" and "anticipates," and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements.

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

           (b) Reports on Form 8-K filed during the quarter ended March 31, 2004

     March 7, 2004 An 8-K was filed announcing the Company's entry into a Letter of Intent with CowTek, Inc.

     April 22, 2004 An 8-K was filed announcing the Company's entry into a Letter of Intent with IDComm, Inc.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE CATTLESALE COMPANY
                                                     (Registrant)






DATE:  May 17, 2004                               /s/ Philip P. Krumb
                                                  -------------------
                                                     Phillip P. Krumb
                                                     Chief Financial Officer
                                                    (Chief Accounting Officer)

                                                                    Exhibit 99.1


                                  CERTIFICATION

I, David S. Geiman, Company, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-QSB of The  CattleSale
     Company;

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


Date: May  17, 2004

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

1.   I have  reviewed  this  quarterly  report on Form 10-QSB of The  CattleSale
     Company;

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

Date: May 17, 2004

                                              /s/ Phillip P. Krumb
                                              Name:  Phillip P. Krumb
                                              Title: Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of The CattleSale Company (the "Company") on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), David S. Geiman, Chief Executive Officer of the Company and Phillip P. Krumb, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David S. Geiman
David S. Geiman
Chief Executive Officer



/s/Phillip P. Krumb
Phillip P. Krumb
Chief Financial Officer


(A signed original of this written statement required by Section 906 has been provided to The CattleSale Company and will be retained by The CattleSale Company and furnished to the Securities and Exchange Commission or its staff upon request)