Form 10QSB
period 2004-06-30
CATTLESALE CO
filed 2004-08-19
CIK 205239

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ____________ to _______________


                          Commission file number 1-7636

                             THE CATTLESALE COMPANY
           (Exact name of small business as specified in its charter)

      Delaware                                   74-1605174
State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No___ -

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 23,077,574

     Transitional Small Business Disclosure Format (Check one): Yes ___ No _X__

     SEC2334(1-04) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                             THE CATTLESALE COMPANY
                                AND SUBSIDIARIES



                                      INDEX




                                                                   Page
                                                                  Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets
     June 30, 2004 and December 31, 2003                             3

    Consolidated Statements of Operations
     Quarter and Six Months Ended June 30, 2004 and 2003             4

    Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2004 and 2003                         5

    Notes to Consolidated Financial Statements                       6


Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    13

Item 3.   Controls and Procedures                                   15



Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K                           16

Signature                                                           17
---------
Certifications                                                      18
--------------

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
The CattleSale Company and Subsidiaries

                                                                               (In thousands, except share data)
-------------------------------------------------------------------------------------------------------------------

                                                                                (unaudited)
                                                                               June 30, 2004       Dec. 31, 2003

Assets
Current assets:
   Cash and cash equivalents                                                    $      1           $      30
   Accounts receivable, net                                                           50                  64
   Inventory                                                                         116                 ---
   Other current assets                                                               64                  60
   -----------------------------------------------------------------------------------------------------------
   Total current assets                                                              231                 154
Fixed assets, net                                                                    106                 108
Goodwill                                                                             708                 708
Other intangible assets                                                              484                  --
Other assets, net                                                                    132                 137
--------------------------------------------------------------------------------------------------------------
         Total Assets                                                           $  1,661           $   1,107
==============================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $    722           $     334
   Accrued expenses                                                                  434                 232
    Notes payable                                                                    140                 109
    ----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       1,296                 675

Deferred federal income tax                                                           --                 400
------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                      $  1,296           $   1,075
==============================================================================================================

Stockholders' equity:
Series A Preferred stock, $0.01 par value.  Shares authorized,
    500,000; 250,000 shares issued and outstanding in 2004 and 2003
    (liquidation preference $2,500,000)                                         $      2           $     2
Series B Preferred stock, $0.01 par value.  Shares authorized,
    4,000,000; 2,676,044  shares issued and outstanding in 2004
   and 2,381,406 in 2003   (liquidation preference $26,760,440)                       27                24
Common stock, $0.01 par value.  Shares authorized 50,000,000;
    shares issued and outstanding 23,077,574 in 2004 and 20,353,700 in 2003.         231               204
Paid in capital                                                                    8,685             8,026
Accumulated deficit                                                               (8,580)           (8,224)
--------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                   $    365           $    32
--------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                             $  1,661            $1,107
==============================================================================================================

See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
(Unaudited)


                                                                             (In thousands, except share data)
                                                                      Quarter Ended               Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                          June 30, 2004       June 30, 2003    June 30, 2004   June 30, 2003
                                                          -------------       -------------    -------------   -------------
                                                                               (Restated)                       (Restated)
Revenue:
  Service, net                                              $       0         $      8         $       1       $      10
  --------------------------------------------------------------------------------------------------------------------------
Total revenue                                               $       0                8         $       1              10

Operating costs and expenses:
  Selling, general and administrative                              410              559               717            898
   Patent Litigation Trust expenses                                 --               57                --             57
---------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                        $      410         $    616         $     717      $     955
---------------------------------------------------------------------------------------------------------------------------
  Operating loss                                                  (410)            (608)             (716)          (945)

Non-operating income (expense):
  Interest expense                                                 (4)              --               (59)             --
  Other, net                                                        5                6                19              15
--------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                       (409)            (602)             (756)           (930)
--------------------------------------------------------------------------------------------------------------------------
Income tax benefit                                                 --               --               400             --
--------------------------------------------------------------------------------------------------------------------------
Net  (loss)                                                 $    (409)        $   (602)        $    (356)           (930)
=============================================================================================================================
Preferred stock dividends paid or accumulated                    (168)            (169)             (332)           (234)
Net loss applicable to common shareholders adjusted
for preferred stock accumulated                                  (577)            (771)             (688)         (1,164)
Basic and Diluted Loss  Per Common Share:                       $(.03)           $(.04)            $(.03)          $(.07)

Average Common Shares Outstanding:
    Basic and Diluted                                         22,533,068      19,577,894        21,513,136     16,662,843




See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
(Unaudited)
                                                                                         (In Thousands)
                                                                                        Six Months Ended
                                                                                 June 30, 2004      June 30, 2003


Cash flows from operating activities:
Net  loss                                                                         $  (356)         $   (930)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                     24                21
     Amortization of debt discount                                                     50                --
     Special Compensation paid in Common Stock                                         40                --
     Deferred income tax benefit                                                     (400)               --
  Changes in assets and liabilities:
     (Increase) decrease in prepaids                                                   (3)               62
     (Increase) decrease in receivables                                                14               (12)
     Increase (decrease) in accounts payable and accrued expenses                     471                (8)
     Other, net                                                                         6                 5
                                                                                        -                 -
       Net cash used in operating activities                                      $  (154)        $    (862)

Cash flows from investing activities:
   Acquisition Costs                                                                   --              (150)
                                                                                       --              -----
        Net cash provided by (used in) investing activities                            --              (150)

Cash flows from financing activities:
Sale of common stock                                                                  125                --
                                                                                      ---                --
Net cash provided from financing activities                                           125                --
                                                                                                         --

Net  decrease in cash and cash equivalents                                            (29)           (1,012)
Cash and cash equivalents at beginning of period                                       30             1,236
                                                                                       --             -----
Cash and cash equivalents at end of period                                        $     1         $     224
                                                                                  ============    ============

Cash payments for:
    Interest                                                                      $   --          $      --
    Income taxes                                                                  $   --          $      --

See accompanying Notes to Consolidated Financial Statements.

The changes in operating assets and liabilities resulting from the acquisition transactions on February 25, 2003 and June 7, 2004 are not considered in determining net cash provided from operating activities.


                     THE CATTLESALE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

Liquidity and Going Concern

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of certain of its June 30, 2004 obligations, without an infusion of additional cash. In November and December of 2003, the Company received short term financing of $125 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. In addition, an additional $125 was received during the first six months of 2004 as a private placement investment, also to partially fund its operations. Prior to the acquisition of CowTek, Inc.("CowTek"), as more fully described in Note 2, the Company had been primarily operating through one agent located in the Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Consequently, subsequent to year end, the source of cash inflows to the Company has primarily been from the private investment, which is not sufficient to meet the Company's cash requirements. While the Company has been seeking to expand its agent network to include more coverage throughout the United States, in view of the acquisition of CowTek, the Company has elected to temporarily suspend its internet cattle trading operations and to devote its limited resources in expanding the CowTek operations. In addition, the Company is exploring several opportunities to provide cash infusions from equity and acquisition transactions. While the Company is simultaneously seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations or continue operations.

     As described, the Company will require an additional cash infusion to continue as a going concern. Pending such a cash infusion, the Company is unable to recruit additional agents and support its existing cattle auction trading service operations. The assumption that the Company will continue as a going concern is required by generally accepted accounting principles unless liquidation appears imminent. Management's plans are to resume and expand the auction trading services, and integrate them with the services to be provided by CowTek, subject to its obtaining sufficient private placement financing. Management further believes that with the requisite cash to resume activities that is contemplated in the going concern assumption, the $708 goodwill arising from the CattleSale acquisition has not been impaired. It is possible that the going concern assumption will prove to be invalid, in which case the goodwill might not provide value equal to the carrying amount. Furthermore, the Company will perform its scheduled valuation of goodwill at December 31, 2004. Continued inactivity might erode the business value of the CattleSale name and operation which could result in an impairment loss at that time.

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

Revenue Recognition and Restatement

     Effective February 25, 2003, the Company provided auction trading services through the internet to producers of beef and dairy cattle. The Company typically received a consignment fee from the producer at the time the producer entered into a listing agreement with the Company. If the listing resulted in a sale, this fee was refunded to the seller as a credit to the commission. If no sale occured, the Company retained the consignment fee. Commissions were based on a percentage of the selling price of the cattle, subject to a minimum per head charge. Commission revenue was recognized upon delivery of the cattle to the buyer.

     Commissions, paid by the Company to its regional representatives, typically 60% to 80% of the Company's commission revenue, was recorded as selling costs when the Company recorded the related revenue.

     The Company generally paid the seller prior to its collection from the buyer and thereby had credit risk for amounts greatly in excess of its commission revenue. Although not contractually bound, the Company also may have, in certain circumstances, absorbed losses from buyer rejection.

     The previous management of the Subsidiaries before their acquisition by the Company had taken the position that the billings to the sellers should be reported as the Subsidiaries' revenue, the amounts paid to the sellers reported as the cost of sales and the net retained by the Subsidiaries reported as gross profit.

     The Company continued previous management's policy in preparing its interim financial statements for the periods ended March 31, June 30 and September 30, 2003. After review of the Subsidiaries' current method of operations and the structuring of its transactions, management had concluded that reporting the Company's net commission as revenue is more appropriate. The statements of operations for the three and six months ended June 30, 2003 have been restated to reflect net commission as revenue. The change had no effect on net loss or loss per share.

Inventory

     The Company recorded the inventory, consisting of approximately 50% raw materials and 50% finished goods, associated with the acquisition of CowTek, Inc at the estimated fair market value. The Company will record future inventory transactions at cost on a First-In First-Out (FIFO) basis.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Acquisitions

         A.  CowTek

     The Company acquired the cattle identification, traceability and data management division of CowTek, Inc. "CowTek"), effective June 7, 2004. CowTek, headquartered in Brule, Nebraska, is the developer of ISO Memory tag technology with a proprietary distributive database management system for the identification and traceability of individual cattle records. Management believes that the addition of the CowTek technology provides the Company with a revenue producing business unit and will also eventually give the CattleSale.com trading platform a significant advantage as the first electronic trading platform in the country that will offer traceable source verified cattle as one of its product choices. To date, CowTek's sales have principally resulted from beta test sites.

     The Company did not expend any cash in acquiring CowTek. Rather, the purchase price consisted of:

(a)  $3 Million Dollars face amount (300,000)  shares of The CattleSale  Company
     ("CTLE")  $10  Series  B  Cumulative,   Convertible  Preferred  Stock.
(b)  1,000,000 CTLE Common Stock warrants  exercisable at $0.12 for 2 years;
(c)  1,000,000 CTLE Common Stock warrants exercisable at $0.50 for 3 years;
(d)  2,000,000 CTLE Common Stock warrants exercisable at $0.75 for 3 years; and

     The following table summarizes the estimated fair values of the assets and liabilities of CowTek at the date of acquisition. While the Company is in the process of determining and quantifying the breakdown of the intangible asset between software and patented technology, the Company does not anticipate any significant changes to the purchase price allocation. Pending this determination, the Company has not yet determined the estimated useful lives of the assets. This determination would have no material effect on the results of operations for the three and six months ended June 30, 2004.

                                                          Date of Acquisition
        Inventory                                                $116
        Equipment, Furniture & Fixtures                            22
        Intangible Assets                                         484
        -------------------------------------------- --------------------------
            Total Assets Acquired                                 622

        Current Liabilities Assumed                               126

           Net Assets Acquired                                   $496

     The total transaction value of $496 included 300,000 shares of the Company's Series B Preferred Stock convertible into 2,175,000 shares of Common Stock valued at the price of the Common Stock for a representative period before and after the announcement of the terms of the transaction as well as the fair market value of the 4,000,000 warrants issued to purchase the common stock calculated by using a Black Scholes model.

Pro Forma Financial Information

     The accompanying unaudited condensed pro forma statement of operations of the Company for the six month period ended June 30, 2004 gives effect to the acquisition of CowTek as if it had occurred on January 1, 2004.

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of CowTek been consummated as of January 1, 2004, nor is the information necessarily indicative of future operating results.

                     The CattleSale Company and Subsidiaries
                        Pro Forma Statement of Operations
                     For the six months ended June 30, 2004
                                 ($'s in 000's)


                                                         As Reported         Adjustments        Pro Forma

         Net Sales                                      $      1             $    18 (1)         $    19
         Cost of Sales                                         -                  27 (1)              27
         -------------------------------------------------------------------------------------------------

           Gross Profit                                        1                  (9)                 (8)

         Selling, general and                                717                  97 (1)             819
                    administrative expenses                                        5 (2)
----------------------------------------------------------------------------------------------------------

         Operating loss                                 $   (716)            $  (111)            $  (827)

         Non-operating income (expense):
         Interest income (expense)                           (59)                 --                 (59)
         Other, net                                           19                  --                  19
         Income Tax Benefit                                  400                                     400
         -------------------------------------------------------------------------------------------------
              Net loss                                  $   (356)            $  (111)            $  (467)
                                                           ======              ======              ======

         Cumulative dividend on preferred stock             (332)                                   (364) (3))
         Net loss available to common shareholders      $   (688)                               $   (831)
                                                        =========                               =========

         Net loss per common share                      $   (.03)                               $  (.04)
                                                        =========                               ========


Average common shares outstanding:
        Basic and Fully Diluted                        21,513,136                              21,513,136


Notes to the Pro Forma Statement of Operations
(1)  Reflects the actual results of CowTek for the period January 1, 2004 through June 6, 2004.
(2)  Reflects  depreciation  expense on the fair value of CowTek's  fixed assets  acquired  for the period  January 1,
     2004 through June 6, 2004.
(3)  Assumes  300,000  shares of series B preferred  stock were  outstanding  for the entire period of January 1, 2004 through June 30, 2004.

     The estimated pro forma effect on the Company's results of operations for the year ending December 31, 2003 had the acquisition occurred on January 1, 2003 is as follows:


                                                            2003
                                              Historical             Pro Forma
Revenue (net of $5,481 gross historical
         billings in 2003)                      $113                    $153

Net loss                                      (1,830)                 (2,107)
Loss per share                                  (.13)                   (.15)

B. ID Comm

     On April 22, 2004, the Company entered into a letter of intent to acquire a 45 percent equity position in IDComm, Inc.("IDComm"). IDComm has proprietary software for Distributed Database Technology using RF Tags and 2-D Barcode structures. IDComm has successfully implemented its SmartWare(TM) technology along with read/write hardware into the cattle industry through CowTek, Inc., which CattleSale has acquired and of which a major investor also holds a majority interest in IDComm. IDComm presently is developing programs targeted at six industries. Two of these are for maintenance and identification systems using RF Tag technology and one is targeted for large values used extensively in the power generation and refinery industry. Large equipment companies, such as farm equipment and trucking, also have a need for this type of ID and maintenance record keeping capability. A specific product for the shipping industry is being targeted using the SmartWare(TM) technology to replace the Bill-Of-Lading paperwork, which will modernize and streamline the import and export of product worldwide.

     The proposed acquisition is structured around the issuance of 150,000 shares of The CattleSale Company's $10 Convertible Preferred Stock B and 500,000 stock options of The CattleSale Company's common stock exercisable at $.25. The proposed transaction is expected to close in the third quarter of 2004 and is contingent on final due diligence, a definitive purchase agreement and approval of both companies' board of directors.

     The letter of intent also provides The CattleSale Company with a 5 year option, beginning 12 months after closing, to purchase an additional 10% of the common stock of IDComm at fair market value to be defined in the definitive Purchase Agreement.

3.  Non-operating Income (Expense)

                                               Quarter Ended                                  Six Months Ended
                                     6/30/04                 6/30/03                  6/30/04                  6/30/03
Interest earned                      $ --                    $  1                     $ --                     $  2
Imputed interest                        6                       4                       12                       12
Interest expense                       (4)                     --                      (59)                      --
Other                                  (1)                      1                        7                        1
                                    ---------               --------                 --------                  -------
                                     $  1                    $  6                    $ (40)                     $ 15


4.  Accounts Receivable

     The Company has a receivable from Vugate, Inc. ("Vugate"), the buyer of its videoconferencing business. This receivable consists of a note with a remaining face amount of $174 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $154, $50 of which is classified as a current asset, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The Company imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis beginning in the first quarter of 2002. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible.

     As of March 31, 2004, the Company had a $909 receivable from the Dynacore Patent Litigation Trust (the "Trust") plus $221 of accrued interest. The collection of the receivable was solely dependent upon the success or favorable settlement of the Patent Litigation. In view of the summary judgment granted to the defendants in the Patent Litigation on February 11, 2003, an allowance for the full amount of the receivable was recorded as of December 31, 2002. The trust appealed this ruling and on March 31, 2004, the United States Court of Appeals for the Federal Circuit rejected the appeal. As a result of the loss of the appeal, the amounts were written off in the quarter ended March 31, 2004. The Company had not recorded the accrued interest as income.

     Because of the lack of specific payment terms and comparable instruments, it is not practicable to estimate the fair value of the note receivable from Vugate except that the comparatively low market interest rates as of March 31, 2004 make it likely that the fair value exceeds the carrying amount.

5.  Accrued Expenses
                                            June 30, 2004          Dec 31, 2003
                                            -------------          ------------
Salaries, commissions, bonuses
    and other benefits                        $  271                  $  81
Accrued professional fees                        148                    133
Other                                             15                     18
                                                 --                      --
                                              $  434                  $  232
                                                ====                    ====

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

     In addition, the Company was obligated to loan the Trust up to $1 million. At June 30, 2004, $909 had been advanced. As a result of the rejected appeal, Trust financial obligations up to the remaining commitment of $91 may be claimed against the Company.

     As of June 30, 2004, the Company only has month-to-month leases on its remaining premises. Rent expense was $8 and $38 for the three and six months ended June 30, 2004 respectively.

7.  Notes Payable

     As of June 30, 2004, there were three notes payable outstanding with a total face amount of $132. All three bear interest at 8% per annum, with maturities ranging from January 15, 2004 through February 15, 2004. In 2003, a total of 275,000 shares of the Company's common stock were issued in conjunction with the issuance of these notes. The debt discount on these notes of $47, including $40 representing proceeds allocated to the stock issued, was amortized over the maturity life of the notes.

     Currently, the Company is in payment default on all of these notes. Two notes were amended in the first quarter of 2004 to include default interest of 12% for all unpaid amounts after the maturity date as well as the issuance of an additional 135,000 shares of the Company's common stock that were assigned a value of $27 based on the quoted prices on the day of the amendments.

     Because the borrowings had been made recently, and the fact that they are due immediately, as of June 30, 2004 the estimated fair value of the notes approximates carrying value.

8.  Federal Income Taxes

     Included in the results for the six month period ended June 30, 2004 is a one time income tax benefit of $400. The income tax benefit relates to the
reversal  of  deferred  tax   liabilities   associated   with  certain   foreign
subsidiaries which the Company divested in Fiscal Year 2000 as part of its reorganization under Chapter 11. The Company has re-evaluated its exposure to these taxes and does not believe it will incur any future tax liability related to these former foreign subsidiaries.

9.  Stockholders' Equity

    A rollforward of the Company's Common shares outstanding is as follows:
    Balance as of 3/31/04                       21,360,907
    Private Placement Investment-$75 Received    1,266,667
    Employee Compensation--$41 Expensed            450,000
                                                 ---------
    Balance as of 6/30/04                       23,077,574

10.  Stock Options

     As part of the CowTek Acquisition agreement, options to purchase 450,000 shares of the Company's common stock were granted to a former CowTek employee pursuant to an eighteen month employment agreement. Each of the 450,000 options, which fully vest at the end of the eighteen month employment term, provides for the issuance of one share of the Company's common stock at .10 per share. The options were valued at $16 per a Black Scholes calculation but in accordance with Company policy and with APB 25 to record the options at intrinsic value, no financial statement recognition has been made. Had the Company recorded the options as compensation expense pursuant to FASB 123, there would be no material effect on the Company's financial statements for the period ended June 30, 2004.

11.  Certain Relationships and Related Transactions

     During the quarter ended June 30, 2004, the Company incurred approximately $99 of consulting, public relations, and investment banking services rendered by MPI Venture Management, LLC. ("MPI"). Messrs. David W. Pequet and Mark A. Margason, both Company directors, are also principals of MPI

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     (for the three and six months ended June 30, 2004 and 2003)
     ($ in thousands)

Results of Operations

     For the quarter and six month period ended June 30, 2004, the Company reported a net loss of $409 and $356 and an operating loss of $410 and $716, respectively. For the same periods, the Company reported non-operating income of approximately $1 and expense of $40, respectively.

     For the quarter ended June 30, 2004, the Company had revenue of $0. The Company has been primarily operating through one agent located in the
Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Therefore, until more agents are enlisted, revenue will be limited to this cyclical selling season.

     Included in the results for the six month period ended June 30, 2004 is a one time income tax benefit of $400. The income tax benefit relates to the
reversal  of  deferred  tax   liabilities   associated   with  certain   foreign
subsidiaries which the Company divested in Fiscal Year 2000 as part of its reorganization under Chapter 11. The Company has re-evaluated its exposure to these taxes and does not believe it will incur any future tax liability related to these former foreign subsidiaries.

     For the quarter and six month period ended June 30, 2003, the Company reported a net loss of $602 and $930, an operating loss of $608 and $945, recorded revenue of $8 and$10, respectively. For the same periods, the Company reported non-operating income of approximately $6 and $15, respectively.

Financial Condition

     During the first six months of 2004, the Company's cash and cash equivalents decreased approximately $29 as a result of the payment of certain operating expenses for the first six months of 2004. As of June 30, 2004, the Company had cash and cash equivalents of approximately $1.

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of certain of its June 30, 2004 obligations, without an infusion of additional cash. In November and December of 2003, the Company received short term financing of $125 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. In addition, an additional $125 was received during the first six months of 2004 as a private placement investment, also to partially fund its operations. Prior to the acquisition of CowTek, Inc.("CowTek"), as more fully described in Note 2, the Company had been primarily operating through one agent located in the Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Consequently, subsequent to year end, the source of cash inflows to the Company has primarily been from the private investment, which is not sufficient to meet the Company's cash requirements. While the Company has been seeking to expand its agent network to include more coverage throughout the United States, in view of the acquisition of CowTek, the Company has elected to temporarily suspend its internet cattle trading operations and to devote its limited resources in expanding the CowTek operations. In addition, the Company is exploring several opportunities to provide cash infusions from equity and acquisition transactions. While the Company is simultaneously seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations or continue operations.

     As described, the Company will require an additional cash infusion to continue as a going concern. Pending such a cash infusion, the Company is unable to recruit additional agents and support its existing cattle auction trading service operations. The assumption that the Company will continue as a going concern is required by generally accepted accounting principles unless liquidation appears imminent. Management's plans are to resume and expand the auction trading services, and integrate them with the services to be provided by CowTek, subject to its obtaining sufficient private placement financing. Management further believes that with the requisite cash to resume activities that is contemplated in the going concern assumption, the $708 goodwill arising from the CattleSale acquisition has not been impaired. It is possible that the going concern assumption will prove to be invalid, in which case the goodwill might not provide value equal to the carrying amount. Furthermore, the Company will perform its scheduled valuation of goodwill at December 31, 2004. Continued inactivity might erode the business value of the CattleSale name and operation which could result in an impairment loss at that time.

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

     In addition, the Company was obligated to loan the Trust up to $1 million. At June 30, 2004, $909 had been advanced. As a result of the rejected appeal, Trust financial obligations up to the remaining commitment of $91 may be claimed against the Company.

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

     (b) Reports on Form 8-K filed during the quarter ended June 30, 2004

     April 22, 2004 An 8-K was filed announcing the Company's entry into a Letter of Intent with IDComm, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE CATTLESALE COMPANY
                                  (Registrant)




DATE:  August 19, 2004                            /s/ Philip P. Krumb
                                                      -------------------
                                                      Phillip P. Krumb
                                                      Chief Financial Officer
                                                     (Chief Accounting Officer)

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

Date: August 19, 2004

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

Date: August 19, 2004

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