Form 10QSB
period 2004-09-30
CATTLESALE CO
filed 2004-11-19
CIK 205239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,177,275

Transitional Small Business Disclosure Format (Check one):  Yes ___   No _X__

     SEC2334(1-04) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                             THE CATTLESALE COMPANY
                                AND SUBSIDIARIES

                                      INDEX




                                                                     Page
                                                                    Number

Part I.  Financial Information

Item 1.  Financial Statements

    Consolidated Balance Sheets -
     September 30, 2004 and December 31, 2003                          3

    Consolidated Statements of Operations -
     Quarter and Nine Months Ended September 30, 2004 and 2003         4

    Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2004 and 2003                    5

    Notes to Consolidated Financial Statements                         6


Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       14

Item 3.   Controls and Procedures                                      16



Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K                              16

Signature                                                              17
---------

Certifications                                                         18
--------------

                                                PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS
The CattleSale Company and Subsidiaries

                                                  (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------

                                                                                (unaudited)
                                                                              Sept 30, 2004       Dec. 31, 2003

Assets
Current assets:
   Cash and cash equivalents                                                    $      4           $      30
   Accounts receivable, net                                                           40                  64
   Inventory                                                                         119                 ---
   Other current assets                                                               28                  60
   -----------------------------------------------------------------------------------------------------------
   Total current assets                                                              191                 154
Fixed assets, net                                                                     92                 108
Goodwill                                                                             708                 708
Other intangible assets                                                              484                 ---
Other assets, net                                                                    132                 137
--------------------------------------------------------------------------------------------------------------
         Total Assets                                                           $  1,607           $   1,107
==============================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $    742           $     334
   Accrued expenses                                                                  419                 232
    Notes payable                                                                    190                 109
    ----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                       1,351                 675
Deferred federal income tax                                                           --                 400
-------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                      $  1,351           $   1,075
==============================================================================================================

Stockholders' equity:
Series A Preferred stock, $0.01 par value.  Shares authorized,
    500,000; 250,000 shares issued and outstanding in 2004 and 2003
    (liquidation preference $2,500,000)                                         $     2               $  2
Series B Preferred stock, $0.01 par value.  Shares authorized,
    4,000,000; 2,676,044  shares issued and outstanding in 2004
   and 2,381,406 in 2003   (liquidation preference $26,760,440)                       27                24
Common stock, $0.01 par value.  Shares authorized 50,000,000;
    shares issued and outstanding 23,177,275 in 2004 and 20,353,700 in 2003.         231               204
Paid in capital                                                                    8,907             8,026
Accumulated deficit                                                               (8,911)           (8,224)
--------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                   $    256            $   32
--------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                             $  1,607            $1,107
==============================================================================================================

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
The CattleSale Company and Subsidiaries
                                                                               (Unaudited)
                                                                       (In thousands, except share data)
                                                                    Quarter Ended               Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------
                                                          Sept 30, 2004       Sept 30, 2003    Sept 30, 2004   Sept 30, 2003
                                                          -------------       -------------    -------------   -------------
                                                                               (Restated)                       (Restated)
Revenue:
  Service, net                                          $       0         $     12         $       1           $     22
  -----------------------------------------------------------------------------------------------------------------------------
Total revenue                                           $     423         $     --         $     520                 --
    Total Revenue                                       $       0               12         $       1                 22

Operating costs and expenses:
  Selling, general and administrative                         298              569             1,016              1,467
   Patent Litigation Trust expenses                            29                                86
-------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                    $     298         $    598         $   1,016          $   1,553
-------------------------------------------------------------------------------------------------------------------------------

  Operating loss                                             (298)            (586)           (1,015)             (1,531)

Non-operating income (expense):
  Interest income                                             --                --                 --                --
   Interest expense                                          (37)               --               (96)                --
  Other, net                                                   5               166                24                 181
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                   (330)            (420)             (1,087)            (1,350)
-------------------------------------------------------------------------------------------------------------------------------
Income tax benefit                                            --                --                 400                 --
-------------------------------------------------------------------------------------------------------------------------------
Net  (loss)                                             $    (330)        $   (420)          $    (687)          $  (1,350)
=============================================================================================================================
Preferred stock dividends paid or accumulated                (184)            (169)               (516)               (403)
Net loss applicable to common shareholders adjusted
for preferred stock dividend accumulated                     (514)            (589)             (1,203)             (1,753)
Basic and Diluted Loss  Per Common Share:                   $(.02)           $(.03)              $(.06)              $(.10)

Average Common Shares Outstanding:
    Basic and Diluted                                     23,177,275       19,577,894        22,082,450            17,645,204



See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The CattleSale Company and Subsidiaries
(Unaudited)
                                                                    (In Thousands)
                                                                   Nine Months Ended
                                                              Sept 30, 2004   Sept 30, 2003


Cash flows from operating activities:
Net  loss                                                         $  (687)        $  (1,350)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                    38                36
        Issuance of stock warrants                                    --                55
     Amortization of debt discount                                    83                --
     Special Compensation/Fees paid in Common Stock                   50                --
     Deferred income tax benefit                                    (400)               --
  Changes in assets and liabilities:
     (Increase) decrease in prepaids                                  32               158
     (Increase) decrease in receivables                               22                72
     (Increase) decrease in inventory                                 (2)               --
     Increase (decrease) in accounts payable and accrued expenses    482                75
     Other, net                                                        6                 6
                                                                       -                 -
       Net cash used in operating activities                      $  (376)        $    (948)

Cash flows from investing activities:
    Proceeds from limited partnership                                 --                  6
   Acquisition Costs                                                  --              (150)
    Proceeds from insurance policies                                  --                 39
                                                                      --                 --
        Net cash provided by (used in) investing activities           --              (105)

Cash flows from financing activities:
Proceeds from issuance of debentures and related warrants            225                 --
Sale of common stock                                                 125                 --
                                                                     ---                 --
Net cash provided from financing activities                          350                 --

Net  decrease in cash and cash equivalents                           (26)           (1,053)
Cash and cash equivalents at beginning of period                      30             1,236
                                                                      --             -----
Cash and cash equivalents at end of period                       $     4         $     183
                                                                 ============    ============

Cash payments for:
    Interest                                                     $    --          $       --
    Income taxes                                                 $    --          $       --

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


                     THE CATTLESALE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

Liquidity and Going Concern

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of certain of its September 30, 2004 obligations, without an infusion of additional cash. In November and December of 2003, the Company received short term financing of $125 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. An additional $125 was received in the second quarter of 2004 as a private placement investment and proceeds of $225 were received in the third quarter of 2004 in conjunction with the issuance of debentures and related warrants (See note 7), also to partially fund its operations. Prior to the acquisition of CowTek, Inc.("CowTek"), as more fully described in Note 2, the Company had been primarily operating through one agent located in the Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Consequently, subsequent to year end, the source of cash inflows to the Company has primarily been from the private investments, which is not sufficient to meet the Company's cash requirements. While the Company had been seeking to expand its agent network to include more coverage throughout the United States, in view of the acquisition of CowTek, the Company has elected to temporarily suspend its internet cattle trading operations and to devote its limited resources in expanding the CowTek operations. In addition, the Company is exploring several opportunities to provide cash infusions from equity and acquisition transactions. While the Company is simultaneously seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations or continue operations.

     As described, the Company will require an additional cash infusion to continue as a going concern. Pending such a cash infusion, the Company is unable to recruit additional agents and support its existing cattle auction trading service operations. The assumption that the Company will continue as a going concern is required by generally accepted accounting principles unless liquidation appears imminent. Management's plans are to resume and integrate the auction trading platform with the animal identification and traceability services to be provided by CowTek, subject to its obtaining sufficient financing. Management further believes that with the requisite cash to resume activities that is contemplated in the going concern assumption, the $708 goodwill arising from the CattleSale acquisition has not been impaired. It is possible that the going concern assumption will prove to be invalid, in which case the goodwill might not provide value equal to the carrying amount. Furthermore, the Company will perform its scheduled valuation of goodwill at December 31, 2004. Continued inactivity might erode the business value of the CattleSale name and operation which could result in an impairment loss at that time.

     On April 9, 2004, the Company, along with co-tenants Canal Capital Corporation and Plaza Securities Company LP, entered into a settlement agreement with the landlord of its New York office lease. The settlement agreement provided for, among other things, termination of the lease in its entirety and full release of all of the parties. The release was contingent upon the forfeiture of the Company's and co-tenants' security deposits and the payment of two months rent. While the Company satisfied its portion of the first month's rent, the Company's portion of the second month's rent was paid directly by certain of the Company's directors and will be reimbursed to them. The terms of the original lease provided for lease termination in October, 2009.

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

     The Company continued previous management's policy in preparing its interim financial statements for the periods ended March 31, June 30 and September 30, 2003. After review of the Subsidiaries' current method of operations and the structuring of its transactions, management had concluded that reporting the Company's net commission as revenue is more appropriate. The statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect net commission as revenue. The change had no effect on net loss or loss per share.

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

2. Acquisitions

         A.  CowTek

     The Company acquired the cattle identification, traceability and data management division of CowTek, Inc. ("CowTek"), effective June 7, 2004. CowTek, is the developer of ISO Memory tag technology with a proprietary distributive database management system for the identification and traceability of individual cattle records. Management believes that the addition of the CowTek technology provides the Company with a revenue producing business unit and will also eventually give the CattleSale.com trading platform a significant advantage as the first electronic trading platform in the country that will offer traceable source verified cattle as one of its product choices. To date, CowTek's sales have principally resulted from beta test sites .

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

     The following table summarizes the estimated fair values of the assets and liabilities of CowTek at the date of acquisition. While the Company is in the process of determining and quantifying the breakdown of the intangible asset between software and patented technology, the Company does not anticipate any significant changes to the purchase price allocation. Pending this determination, the Company has not yet determined the estimated useful lives of the assets. This determination would have no material effect on the results of operations for the three and nine months ended September 30, 2004.


                                                          Date of Acquisition
    Inventory                                                        $116
    Equipment, Furniture & Fixtures                                    22
    Intangible Assets                                                 484
    ------------------------------------------------ --------------------------
    Total Assets Acquired                                             622

    Current Liabilities Assumed                                       126

    Net Assets Acquired                                              $496

     The total transaction value of $496 included 1) 300,000 shares of the Company's Series B Preferred Stock convertible into 2,175,000 shares of Common Stock valued at $261 representing the price of the Common Stock for a representative period before and after the announcement of the terms of the transaction multiplied by 2,175,000 and 2) the $235 fair market value of the 4,000,000 warrants issued to purchase the common stock calculated by using a Black Scholes model.

Pro Forma Financial Information

     The accompanying unaudited condensed pro forma statement of operations of the Company for the nine month period ended September 30, 2004 gives effect to the acquisition of CowTek as if it had occurred on January 1, 2004.

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of CowTek been consummated as of January 1, 2004, nor is the information necessarily indicative of future operating results.

                     The CattleSale Company and Subsidiaries
                        Pro Forma Statement of Operations
                  For the nine months ended September 30, 2004
                                 ($'s in 000's)

                                                         As Reported         Adjustments        Pro Forma

         Net Sales                                      $      1             $    18 (1)             $19
         Cost of Sales                                         -                  27 (1)              27
         -------------------------------------------------------------------------------------------------

           Gross Profit                                        1                  (9)                 (8)

         Selling, general and                              1,016                  97 (1)           1,118
                    administrative expenses                                        5 (2)
----------------------------------------------------------------------------------------------------------

         Operating loss                                 $ (1,015)             $  (111)           $(1,126)

         Non-operating income (expense):
         Interest income (expense)                           (96)                  --                (96)
         Other, net                                           24                   --                  24
         Income Tax Benefit                                  400                   --                 400
         ------------------------------------------------------------------------------------------------
              Net loss                                  $   (687)             $  (111)          $   (798)

         Cumulative dividend on preferred stock             (516)                (548)               (3))
         Net loss available to common shareholders      $ (1,203)                               $ (1,346)
                                                        =========                               =========

         Net loss per common share                      $   (.06)                               $  (.06)
                                                        =========                               ========


Average common shares outstanding:
        Basic and Fully Diluted                        22,082,450                              22,082,450


Notes to the Pro Forma Statement of Operations
(1) Reflects the actual results of CowTek for the period January 1, 2004 through June 6, 2004.
(2) Reflects depreciation expense on the fair value of CowTek's fixed assets acquired for the period January 1, 2004 through June 6, 2004.
(3) Assumes 300,000 shares of series B preferred stock were outstanding for the entire period of January 1, 2004 through September 30, 2004.

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

B.  ID Comm

     On April 22, 2004, the Company entered into a letter of intent to acquire a 45 percent equity position in IDComm, Inc.("IDComm"). IDComm has proprietary software for Distributed Database Technology using RF Tags and 2-D Barcode structures. IDComm, the owner of the patent underlying the SmartWare(TM) technology, has successfully implemented the SmartWare(TM) technology along with read/write hardware into the cattle industry through CowTek, Inc., which CattleSale has acquired and of which a major investor also holds a majority interest in IDComm. IDComm presently is developing several applications for use outside of the agricultural sector.

     The proposed acquisition was structured around the issuance of 150,000 shares of The CattleSale Company's $10 Convertible Preferred Stock B and 500,000 stock options of The CattleSale Company's common stock exercisable at $.25. While the proposed transaction was expected to close in the third quarter of 2004, a definitive purchase agreement was not finalized during the exclusivity period prescribed by the Letter of Intent. However, the Company and IDComm are currently negotiating a new agreement whereby the Company would purchase 100% of IDComm. While the specific terms of the agreement have not yet been finalized, the purchase price would most likely consist of equity and future royalty payments and the agreement would most likely be contingent on the Company's being able to secure adequate working capital funding in the short term.

3.  Non-operating Income (Expense)

                                         Quarter Ended                   Nine Months Ended
                                  9/30/04          9/30/03          9/30/04           9/30/03
Interest earned                    $ --            $  --            $  --             $  2
Imputed interest                      6                6               18               19
Interest expense                    (37)              --              (96)              --
Unclaimed Bankruptcy Checks                          160                               160
Other                                (1)              --                6               --
                             ---------------   -----------------  ------------     -----------
                                  $ (32)             $166           $ (72)           $ 181


4.  Accounts Receivable

     The Company has a receivable from Vugate, Inc. ("Vugate"), the buyer of its videoconferencing business. This receivable consists of a note with a remaining face amount of $159 that is payable out of certain Vugate cash flows. This note is carried on the balance sheet at $145, $40 of which is classified as a current asset, which represents the present value of the estimated payments at a discount rate of 12.5% per annum. The Company imputed interest income at 12.5% per annum on the adjusted balance on a prospective basis beginning in the first quarter of 2002. While the Company currently believes that the receivable is fully collectible, it is reasonably possible that the note will be collected at a slower or faster rate than estimated or that a portion of the note will turn out to be uncollectible.

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

     Because of the lack of specific payment terms and comparable instruments, it is not practicable to estimate the fair value of the note receivable from Vugate.

5. Accrued Expenses
                                          Sept 30, 2004          Dec 31, 2003
                                          -------------          ------------
Salaries, commissions, bonuses
         and other benefits                  $282                    $81
Accrued professional fees                     126                    133
Other                                          11                     18
                                               --                     --
                                             $419                   $232
                                             ====                   ====

6.  Commitments and Contingencies

     From time to time, the Company is a defendant in lawsuits generally incidental to its business. The Company is not currently aware of any such suit, which if decided adversely to the Company, would result in a material liability in relation to the financial position and results of operations. Subsequent to September 30, 2004, a lawsuit was initiated against the Company by one of its creditors seeking payment of approximately $206 related to alleged services and expenses incurred by the creditor. Of this amount, the Company had recorded accounts payable of approximately $166 prior to September 30, 2004. However, the Company is currently in discussions with the creditor in an attempt to settle this matter amicably.

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

     In addition, the Company was obligated to loan the Trust up to $1,000. At September 30, 2004, $909 had been advanced. As a result of the rejected appeal, Trust financial obligations up to the remaining commitment of $91 may be claimed against the Company.

     As of September 30, 2004, the Company only has month-to-month leases on its remaining premises. Rent expense was $39 and $77 for the three and nine months ended September 30, 2004 respectively.

7.  Notes Payable

     As of September 30, 2004, there were three notes payable outstanding with a total face amount of $132. All three bear interest at 8% per annum, with maturities ranging from January 15, 2004 through February 15, 2004. In 2003, a total of 275,000 shares of the Company's common stock were issued in conjunction with the issuance of these notes. The debt discount on these notes of $47, including $40 representing proceeds allocated to the stock issued, was amortized over the maturity life of the notes.

     Currently, the Company is in payment default on all of these notes. Two notes were amended in the first quarter of 2004 to include default interest of 12% for all unpaid amounts after the maturity date as well as the issuance of an additional 135,000 shares of the Company's common stock that were assigned a value of $27 based on the quoted prices on the day of the amendments.

     Because of the uncertain effect of the changes in the Company's financial condition, the Company does not believe that it is practicable to estimate the fair value of the notes payable at the balance sheet date.

     During the third quarter ended September 30, 2004, the Company received proceeds of $225 in conjunction with the issuance of debentures. These debentures mature in one year, are non-interest bearing and are convertible into the Company's common stock at $0.05 per share (aggregate 4,500,000 shares) at the option of the holder. In addition, a warrant is attached to each convertible share to purchase the Company's common stock at an exercise price of $.09 per share, which expires in two years. Using the Black-Scholes model the Company estimated the fair value of the warrants and allocated $95 of the $225 proceeds received to the warrants which was recorded as deferred interest and presented as a discount on the notes payable. $12 of this discount was amortized as interest expense during the three months ended September 30, 2004.

     Also, on the dates of the issuance of several of the notes payable, the Company's common stock had a closing price per share on the Over-the Counter Bulletin Board that, based on the terms of the conversion associated with the notes, created an intrinsic value associated with the beneficial conversion feature estimated at $117 of proceeds not allocated to the warrants, which was also recorded as deferred interest and presented as a discount on the notes payable. The $20 of this discount was amortized as interest expense during the three months ended September 30, 2004.

     Based on the $46 carrying value at September 30, 2004 and the future contractual cash payments under the debt, if not converted, the prospective effective interest rate per annum on the note is approximately 204%.

8.  Federal Income Taxes

     Included in the results for the nine month period ended September 30, 2004 is a one time income tax benefit of $400. The income tax benefit relates to the reversal of deferred tax liabilities associated with certain foreign subsidiaries which the Company divested in Fiscal Year 2000 as part of its reorganization under Chapter 11. The Company has re-evaluated its exposure to these taxes and does not believe it will incur any future tax liability related to these former foreign subsidiaries.

9.  Stockholders' Equity

     A rollforward of the Company's Common shares outstanding is as follows:

     Balance as of 12/31/03                              20,353,700
     Preferred Stock Conversions                             38,874
     Amendment to Notes Payable                             135,000
     Private Placement Investment-$50 Received              833,333
                                                      ------------------
     Balance as of 3/31/04                               21,360,907

     Private Placement Investment--$75 Received           1,266,667
     Employee Compensation--$41 Expensed                    450,000
                                                      ------------------
     Balance as of 6/30/04                               23,077,574

     Professional Services Rendered--$10 Expensed            99,701
                                                      ------------------
     Balance as of 9/30/04                               23,177,275



10.  Stock Options

     As part of the CowTek Acquisition agreement, options to purchase 450,000 shares of the Company's common stock were granted to a former CowTek employee pursuant to an eighteen month employment agreement. Each of the 450,000 options, which fully vest at the end of the eighteen month employment term, provides for the issuance of one share of the Company's common stock at .10 per share. The options were valued at $16 per a Black Scholes calculation but in accordance with Company policy and with APB 25 to record the options at intrinsic value, no financial statement recognition has been made. Had the Company recorded the options as compensation expense pursuant to FASB 123, there would be no material effect on the Company's financial statements for the period ended September 30, 2004.

11.  Certain Relationships and Related Transactions

     During the nine months ended September 30, 2004, the Company incurred approximately $99 of consulting services rendered by MPI Venture Management, LLC. ("MPI"). Messrs. David W. Pequet and Mark A. Margason, both Company directors, are also principals of MPI. As of September 30, 2004, this liability was reflected as an accounts payable of the Company and MPI has agreed in principle to accept the Company's common stock to satisfy this obligation. In addition, of the amounts included in accounts payable and accrued expenses as of September 30, 2004, approximately $215 represents amounts due to current officers and directors related to salary and/or expense reimbursements.

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations
       (for the three and nine months ended September 30, 2004 and 2003)
                                ($ in thousands)

Results of Operations

     For the quarter and nine month period ended September 30, 2004, the Company reported a net loss of $330 and $687 and an operating loss of $298 and $1,015, respectively. For the same periods, the Company reported non-operating expense of approximately $32 and $72, respectively.

     For the quarter ended September 30, 2004, the Company had no revenue. The Company had been primarily operating through one agent located in the
Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Therefore, until more agents are enlisted, revenue will be limited to this cyclical selling season.

     Included in the results for the nine month period ended September 30, 2004 is a one time income tax benefit of $400. The income tax benefit relates to the reversal of deferred tax liabilities associated with certain foreign subsidiaries which the Company divested in Fiscal Year 2000 as part of its reorganization under Chapter 11. The Company has re-evaluated its exposure to these taxes and does not believe it will incur any future tax liability related to these former foreign subsidiaries.

     For the quarter and nine month period ended September 30, 2003, the Company reported a net loss of $420 and $1,350, an operating loss of $586 and $1,531, and recorded revenue of $12 and $22, respectively. For the same periods, the Company reported non-operating income of approximately $166 and $181, respectively.

Financial Condition

     During the first nine months of 2004, the Company's cash and cash equivalents decreased approximately $26 as a result of investment proceeds of $350 and the payment of certain operating expenses of $376 for the first nine months of 2004. As of September 30, 2004, the Company had cash and cash equivalents of approximately $4.

     The Company will not have sufficient cash resources to satisfy its cash requirements for 2004, including the payment of certain of its September 30, 2004 obligations, without an infusion of additional cash. In November and December of 2003, the Company received short term financing of $125 to partially fund its operations. These notes matured in January and February of 2004, and the Company is currently in default on these notes. An additional $125 was received in the second quarter of 2004 as a private placement investment and proceeds of $225 were received in the third quarter of 2004 in conjunction with the issuance of debentures, also to partially fund its operations. Prior to the acquisition of CowTek, Inc.("CowTek"), as more fully described in Note 2, the Company had been primarily operating through one agent located in the
Northwestern region of the United States, who was primarily responsible for generating most of the cattle transactions in 2003. The selling season for that region is generally in the summer and fall with deliveries occurring in the fall and winter. Consequently, subsequent to year end, the source of cash inflows to the Company has primarily been from the private investments, which is not sufficient to meet the Company's cash requirements. While the Company had been seeking to expand its agent network to include more coverage throughout the United States, in view of the acquisition of CowTek, the Company has elected to temporarily suspend its internet cattle trading operations and to devote its limited resources in expanding the CowTek operations. In addition, the Company is exploring several opportunities to provide cash infusions from equity and acquisition transactions. While the Company is simultaneously seeking additional "bridge" investments to fund its operations until more longer term capital investments are received, if at all, there can be no assurance that additional short term and/or longer term financing will be received and that the Company will be able to fulfill its obligations or continue operations.

     As described, the Company will require an additional cash infusion to continue as a going concern. Pending such a cash infusion, the Company is unable to recruit additional agents and support its existing cattle auction trading service operations. The assumption that the Company will continue as a going concern is required by generally accepted accounting principles unless liquidation appears imminent. Management's plans are to resume and integrate the auction trading platform with the animal identification and traceability services to be provided by CowTek, subject to its obtaining sufficient financing. Management further believes that with the requisite cash to resume activities that is contemplated in the going concern assumption, the $708 goodwill arising from the CattleSale acquisition has not been impaired. It is possible that the going concern assumption will prove to be invalid, in which case the goodwill might not provide value equal to the carrying amount. Furthermore, the Company will perform its scheduled valuation of goodwill at December 31, 2004. Continued inactivity might erode the business value of the CattleSale name and operation which could result in an impairment loss at that time.

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

     In addition, the Company was obligated to loan the Trust up to $1 million. At September 30, 2004, $909 had been advanced. As a result of the rejected appeal, Trust financial obligations up to the remaining commitment of $91 may be claimed against the Company.

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

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2004

     No reports were filed during the third quarter, 2004.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     THE CATTLESALE COMPANY
                                                           (Registrant)






DATE:  November 19, 2004                               /s/ Philip P. Krumb
                                                       -------------------
                                                          Phillip P. Krumb
                                                       Chief Financial Officer
                                                      (Chief Accounting Officer)

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


Date: November 19, 2004

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


Date: November 19, 2004

                                                     /s/ Phillip P. Krumb
                                                  Name:  Phillip P. Krumb
                                                Title: Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of The CattleSale Company (the "Company") on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), David S. Geiman, Chief Executive Officer of the Company and Phillip P. Krumb, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

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